Form 10-Q
period 2011-06-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2011-08-15
CIK 1499686, 1519120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 333-173824-103 (Aviv REIT, Inc.)
Commission file number 333-173824 (Aviv Healthcare Properties Limited Partnership)

AVIV REIT, INC.
AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
(Exact Name of Registrant as Specified in Its Charter)

Maryland (Aviv REIT, Inc.)	27-3200673 (Aviv REIT, Inc.)
Delaware (Aviv Healthcare Properties Limited Partnership)	35-2249166 (Aviv Healthcare Properties Limited Partnership)
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

303 W. Madison Street, Suite 2400
Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
(312) 855-0930
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
           As of August 15, 2011, Aviv REIT, Inc. had 235,898 shares of common shares outstanding.
           As of August 15, 2011, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 100 Class F Units and 235,898 Class G Units outstanding.

EXPLANATORY NOTE
           This combined Form 10-Q is being filed separately by Aviv REIT, Inc. (“Aviv REIT”) and Aviv Healthcare Properties Limited Partnership (the “Partnership”). Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” “company,” “us” and “our” refer to Aviv REIT, Inc. and Subsidiaries and Aviv Healthcare Properties Limited Partnership and Subsidiaries, as the operations of the two aforementioned entities are materially comparable for the periods presented.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Aviv REIT, Inc. and Subsidiaries
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	1
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	2
Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 (unaudited)	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	4
Notes to Consolidated Financial Statements (unaudited)	6

Aviv Healthcare Properties Limited Partnership and Subsidiaries
Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	19
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	20
Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2011 (unaudited)	21
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	22
Notes to Consolidated Financial Statements (unaudited)	24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	59

Item 4. Controls and Procedures	60

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	60

Item 1A. Risk Factors	60

Item 6. Exhibits	70

SIGNATURES	74
EX-31.1
EX-31.2
EX-31.3
EX-31.4
EX-32.1
EX-32.2
EX-32.3
EX-32.4
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION.
Item 1. FINANCIAL STATEMENTS (UNAUDITED).
AVIV REIT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$24,738,826	$13,029,474
Deferred rent receivable	30,822,931	30,660,773
Tenant receivables, net	4,170,480	1,168,842
Rental properties and financing leases, at cost:
Land	88,333,715	76,466,020
Buildings and improvements	684,230,073	615,806,273
Assets under direct financing leases	10,847,395	10,777,184

	783,411,183	703,049,477
Less accumulated depreciation	(85,929,763)	(75,948,944)

Net rental properties	697,481,420	627,100,533
Deferred finance costs, net	13,994,132	9,957,636
Loan receivables, net	32,104,535	36,610,638
Other assets	6,909,824	12,872,323

Total assets	$810,222,148	$731,400,219

Liabilities and equity
Accounts payable and accrued expenses	$14,700,368	$6,012,809
Tenant security and escrow deposits	15,226,792	13,658,384
Other liabilities	29,083,911	25,996,492
Mortgage and other notes payable	511,456,067	440,575,916

Total liabilities	570,467,138	486,243,601
Equity:
Stockholders’ equity
Common stock (par value $0.01; 235,898 and 227,003 shares outstanding, respectively)	2,359	2,270
Additional paid-in-capital	234,445,277	223,838,999
Accumulated deficit	(9,557,013)	(2,261,839)
Accumulated other comprehensive income	552,913	2,188,155

Stockholders’ equity	225,443,536	223,767,585
Noncontrolling interests	14,311,474	21,389,033

Total equity	239,755,010	245,156,618

Total liabilities and equity	$810,222,148	$731,400,219

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenues
Rental income	$24,112,746	$21,271,652	$43,802,837	$42,421,987
Tenant recoveries	1,836,064	1,682,182	3,525,060	3,211,236
Interest on loans to lessees — capital expenditures	520,905	511,405	927,602	962,073
Interest on loans to lessees — working capital and capital lease	828,110	876,367	1,753,522	1,556,897

Total revenues	27,297,825	24,341,606	50,009,021	48,152,193

Expenses
Rent and other operating expenses	191,141	115,646	392,805	284,976
General and administrative	3,542,963	2,685,208	7,011,539	4,109,456
Real estate taxes	2,013,361	1,707,069	3,702,455	3,312,499
Depreciation	5,182,251	4,435,289	9,980,819	8,797,190

Total expenses	10,929,716	8,943,212	21,087,618	16,504,121

Operating income	16,368,109	15,398,394	28,921,403	31,648,072

Other income and expenses:
Interest and other income	827,253	(7,366)	832,868	55,932
Interest expense	(9,359,466)	(5,047,080)	(16,915,651)	(10,912,396)
Change in fair value of derivatives	—	1,121,276	—	2,441,997
Amortization of deferred financing costs	(650,444)	(139,295)	(1,329,439)	(278,590)
Earnout accretion	(66,726)	—	(66,726)	—
Loss on extinguishment of debt	(663,505)	—	(3,806,513)	—

Total other income and expenses	(9,912,888)	(4,072,465)	(21,285,461)	(8,693,057)

Net income	6,455,221	11,325,929	7,635,942	22,955,015
Distributions and accretion on Class E Preferred Units	—	(4,019,317)	—	(8,018,087)
Net income allocable to common units of Partnership/noncontrolling interests	(2,943,762)	(7,306,612)	(3,482,204)	(14,936,928)

Net income allocable to stockholders	$3,511,459	$—	$4,153,738	$—

Net income	$6,455,221		$7,635,942
Unrealized loss on derivative instrument	(3,586,630)		(3,077,996)

Total comprehensive income	$2,868,591		$4,557,946

Net income allocable to stockholders	$3,511,459		$4,153,738
Unrealized loss on derivative instrument, net of noncontrolling interest portion of $1,674,706 and $1,442,754, respectively	(1,911,924)		(1,635,242)

Total comprehensive income allocable to stockholders	$1,599,535		$2,518,496

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Equity
Six Months Ended June 30, 2011 (unaudited)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In-	Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Capital	Deficit	Income	Equity	Interests	Total Equity

Balance at January 1, 2011	227,003	$2,270	$223,838,999	$(2,261,839)	$2,188,155	$223,767,585	$21,389,033	$245,156,618
Non-cash stock (unit)-based compensation	—	—	606,367	—	—	606,367	474,718	1,081,085
Distributions to partners	—	—	—	—	—	—	(9,591,727)	(9,591,727)
Capital contributions	8,895	89	9,999,911	—	—	10,000,000	—	10,000,000
Unrealized loss on derivative instruments	—	—	—	—	(1,635,242)	(1,635,242)	(1,442,754)	(3,077,996)
Dividends to stockholders	—	—	—	(11,448,912)	—	(11,448,912)	—	(11,448,912)
Net income	—	—	—	4,153,738	—	4,153,738	3,482,204	7,635,942

Balance at June 30, 2011	235,898	$2,359	$234,445,277	$(9,557,013)	$552,913	$225,443,536	$14,311,474	$239,755,010

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Operating activities
Net income	$7,635,942	$22,955,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,980,819	8,797,190
Amortization	1,329,439	278,590
Change in fair value of derivatives	—	(2,441,997)
Deferred rental income, net	(296,146)	(1,237,278)
Rental income from intangible amortization, net	(724,393)	(2,263,298)
Non-cash stock (unit)-based compensation	1,081,085	203,000
Non-cash loss on extinguishment of debt	3,806,513	—
Reserve for uncollectible loan receivables	323,639	—
Accretion of earn-out provision for previously acquired rental properties	66,726	—
Changes in assets and liabilities:
Tenant receivables	(4,266,191)	17,116
Other assets	2,562,218	(772,511)
Accounts payable and accrued expenses	8,632,062	678,563
Tenant security deposits and other liabilities	3,153,499	2,453,520

Net cash provided by operating activities	33,285,212	28,667,910

Investing activities
Purchase of rental properties	(65,919,101)	(3,380,000)
Capital improvements and other developments	(11,109,860)	(4,740,957)
Payment of earn-out provision for previously acquired rental properties	—	(2,000,000)
Loan receivables received from (funded to) others, net	5,447,017	(8,463,408)

Net cash used in investing activities	(71,581,944)	(18,584,365)

Financing activities
Borrowings of debt	313,868,117	—
Repayment of debt	(242,987,966)	(5,169,934)
Payment of financing costs	(9,116,952)	—
Capital contributions	10,000,000	—
Cash distributions to partners	(9,994,770)	(17,440,308)
Cash dividends to stockholders	(11,762,345)	—

Net cash provided by (used in) financing activities	50,006,084	(22,610,242)

Net increase (decrease) in cash and cash equivalents	11,709,352	(12,526,697)
Cash and cash equivalents:
Beginning of period	13,029,474	15,542,507

	Six Months Ended June 30,
	2011	2010
	(unaudited)
End of period	$24,738,826	$3,015,810

Supplemental cash flow information
Cash paid for interest	$10,084,582	$11,039,343

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$5,779,477	$—
Accrued distributions payable to partners	$4,843,773	$3,390,685
Earn-out accrual and addition to rental properties	$3,332,745	$8,120,656
Write-off of deferred rent receivable	$3,281,374	$2,233,768
Write-off of in-place lease intangibles, net	$—	$1,224,594
Write-off of deferred financing costs, net	$3,806,513	$—
See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
1. Description of Operations and Formation
          Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 197 properties, principally skilled nursing facilities, across the United States at June 30, 2011. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.
          The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and Aviv Healthcare Capital Corporation, a Delaware company. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, LLC (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, LLC (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, LLC (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, LLC (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, LLC (Aviv Financing V), a Delaware limited liability company.
          On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among the REIT, Aviv Healthcare Merger Sub LP, a Delaware limited partnership of which the REIT is the general partner (Merger Sub), Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the predecessor to the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership. All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value ($0.01) and 1,000 shares of preferred stock (par value $1,000)). At June 30, 2011, there are 235,898 shares of common stock and 125 shares of preferred stock outstanding. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and included in additional paid-in-capital.
          As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. An additional $10 million was contributed by the REIT’s stockholders on January 25, 2011.
          The operating results of the Partnership are allocated based upon the respective economic interests therein. For the three and six months ended June 30, 2011, the REIT owned 54.4% of the Partnership.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
2. Summary of Significant Accounting Policies
Estimates
          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the REIT, the Partnership, the Operating Partnership, and all controlled subsidiaries. The Company considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.
Quarterly Reporting
          The accompanying unaudited financial statements and notes of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of full year results.
           The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in each of the Company’s and the Partnership’s annual reports for the year ended December 31, 2010 filed as part of the Partnership’s Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on July 21, 2011.
Rental Properties
          The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis.
Revenue Recognition
          Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assumed. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.
          Below is a summary of the components of rental income for the respective periods:

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash rental income	$22,288,482	$19,637,134	$42,782,298	$38,921,411

Deferred rental income	1,462,068	1,141,885	296,146	1,237,278

Rental income from intangible amortization	362,196	492,633	724,393	2,263,298

Total rental income	$24,112,746	$21,271,652	$43,802,837	$42,421,987

          During the three and six months ended June 30, 2011 and 2010, deferred rental revenue includes a write-off (expense) of deferred rent receivable of $254,406, $3,281,374, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.
Lease Accounting
          The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $32,747, $70,212, $33,975, $72,514 and for the three and six months ended June 30, 2011 and 2010, respectively.
          All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.
Loan Receivables
          Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of June 30, 2011 and December 31, 2010, loan receivable reserves amounted to $1,073,639 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.
Stock-Based Compensation
          The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through June 30, 2011 is summarized in Footnote 9.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
Fair Value of Financial Instruments
          ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          The Company’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.
          Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding mortgage and other notes payable obligations with a carrying value of approximately $511.5 million and $440.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of debt as of June 30, 2011 was $520.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Company on similar borrowings. Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of $32.1 million and $36.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of June 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to the Company on similar borrowings.
Derivative Instruments
          The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through changes in equity in our financial statements via hedge accounting.
Income Taxes
          For federal income tax purposes, the Company intends to elect, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently intends to comply with these requirements and maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of June 30, 2011 or December 31, 2010.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
Business Combinations
          The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed. Acquisition related costs are expensed as incurred. Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10). Upon the Merger, AAM became a consolidated entity of the Company and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.
Reclassifications
          Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.
3. Rental Property Activity
          The Company had the following rental property activity during the three and six months ended June 30, 2011 as described below:
•	In January 2011, Aviv Financing I acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. The Company financed this purchase through cash and borrowings of $2,131,000 under the Mortgage (see Footnote 7).

•	In March 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of approximately $2,200,000. The Company financed this purchase through cash.

•	In March 2011, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $9,581,000. The Company financed this purchase through cash.

•	In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. The Company financed this purchase through borrowings of $10,200,000 under the Revolver (see Footnote 7).

•	In April 2011, Aviv Financing II acquired three properties in Ohio from an unrelated third party for a purchase price of $9,250,000. The Company financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired a property in Kansas from an unrelated third party for a purchase price of $1,300,000. The Company financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $2,093,000. The Company financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired three properties in Texas from an unrelated third party for a purchase price of $8,707,000. The Company financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired three properties in Kansas from an unrelated third party for a purchase price of $2,273,000. The Company financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired a property in Missouri from an unrelated third party for a purchase price of $5,470,000. The Company financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. As part of this acquisition, the Company recognized an approximate $3,333,000 addition to the

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
purchase price as per the guidance within ASC 805 as it relates to an earn-out provision defined at closing (Level 3). The Company financed this purchase through cash.
           Related to the above business combinations, the Company incurred $568,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Company allocated the approximate net purchase price of these properties acquired in 2011 as follows:

Land	$10,495,000
Buildings and improvements	55,424,000

Borrowings and available cash	$65,919,000

          The Company considers renewals on below-market leases when ascribing value to the in-place lease intangible liabilities at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Company evaluates whether the stated renewal rate is below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible liability is recorded at acquisition and amortized over the renewal period.
4. Loan Receivables
          The following summarizes the Company’s loan receivables at:

	June 30,
	2011	December 31, 2010

Beginning balance, January 1, 2011 and 2010, respectively	$36,610,638	$28,970,129
New capital improvement loans issued	523,943	1,415,579
Working capital and other loans issued	3,350,244	14,705,259
Reserve for uncollectible loans	(323,639)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(7,970,495)	(7,730,329)

	$32,104,535	$36,610,638

          The Company’s reserve for uncollectible loan receivables balances at June 30, 2011 and December 31, 2010 was $1,073,639 and $750,000, respectively. The activity for the three and six months ended June 30, 2011 consisted of additional reserves of $166,322 and $323,639, respectively.
          During 2011 and 2010, the Company funded loans for both working capital and capital improvement purposes to various operators and tenants. All loans held by the Company accrue interest. The payments received from the operator or tenant cover both interest accrued as well as amortization of the principal balance due. Any payments received from the tenant or operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.
          Interest income earned on loan receivables for the three and six months ended June 30, 2011 and 2010 was $994,243, $1,972,757, $1,037,667, and $1,819,973, respectively.
5. Deferred Finance Costs
          The following summarizes the Company’s deferred finance costs at:

	June 30,	December 31,
	2011	2010

Gross amount	$15,469,067	$10,567,931
Accumulated amortization	(1,474,935)	(610,295)

Net	$13,994,132	$9,957,636

          Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
     During the three and six months ended June 30, 2011, the Company wrote-off deferred financing costs of $746,443 and $4,271,312 respectively with $82,938 and $464,799 of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $663,505 and $3,806,513, respectively.
6. In-Place Lease Intangibles
     The following summarizes the Company’s in-place lease intangibles classified as part of other assets or other liabilities at:

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities

Gross amount	$8,393,488	$25,798,147	$8,393,488	$25,798,147
Accumulated amortization	(3,371,378)	(15,096,368)	(3,049,093)	(14,049,691)

Net	$5,022,110	$10,701,779	$5,344,395	$11,748,456

     Amortization expense for the in-place lease intangible assets for the three and six months ended June 30, 2011 and 2010 was $161,142, $322,285, $177,884 and $421,605 respectively. Accretion for the in-place lease intangible liabilities for the three and six months ended June 30, 2011 and 2010 was $523,339, $1,046,678, $670,517 and $1,460,309 respectively.
     For both the three and six months ended June 30, 2010, the Company wrote-off in-place lease intangible assets of $2,678,000 with accumulated amortization of $1,316,232, and in-place lease intangible liabilities of $4,660,000 with accumulated accretion of $2,073,638, for a net recognition of $1,224,594 in rental income from intangible amortization. These write-offs were in connection with properties that had been transitioned to new operators.
7. Mortgage and Other Notes Payable
     The Company’s mortgage and other notes payable consisted of the following:

	June 30,	December 31,
	2011	2010

Mortgage (interest rates of 5.75% on June 30, 2011 and December 31, 2010, respectively)	$198,730,787	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on June 30, 2011 and December 31, 2010, respectively)	—	28,677,230
Construction loan (interest rates of 5.95% on June 30, 2011 and December 31, 2010, respectively)	2,293,087	1,312,339
Acquisition loans (interest rates of 6.00% on June 30, 2011 and December 31, 2010, respectively)	7,744,823	7,792,236
Senior Notes (interest rate of 7.75% on June 30, 2011), inclusive of $2.7 million net premium balance	302,687,370	—

Total	$511,456,067	$440,575,916

Senior Notes
     On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.750% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of $2.75 million was received with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
Revolver
     In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, acquired a $25 million revolver with Bank of America (the Revolver). On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under the Company’s Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of June 30, 2011 the interest rates are based upon the base rate (3.25% at June 30, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.00% at June 30, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014. The Revolver has an outstanding balance of $0 at both June 30, 2011 and December 31, 2010.
8. Partnership Equity and Incentive Program
     Distributions to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D		Class E		Class F		Class G

2011	$1,683,430	$1,042,643	$1,563,964	$—		$—		$553,761		$5,783,373
2010	$3,390,685	$—	$—	$—		$1,849,315		$1,104,487		$—

Distributions to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D		Class E		Class F		Class G

2011	$3,366,860	$1,892,983	$3,224,363	$—		$—		$1,107,522		$11,448,754
2010	$6,781,370	$1,897,169	$2,845,753	$—		$3,698,630		$2,196,837		$—

Weighted-average Units outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D			Class E		Class F		Class G

2011	13,467,223	4,523,145	2		8,050		—		2,684,900		236,022
2010	13,467,223	4,523,145	2		7,250		7,500,050		5,369,800		—

Weighted-average Units outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D			Class E		Class F		Class G

2011	13,467,223	4,523,145	2		8,050		—		2,684,900		234,793
2010	13,467,223	4,523,145	2		7,481		7,500,025		5,369,800		—
     The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2011 and 2010 was approximately $101,500, $203,000, $101,500 and $203,000, respectively.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
     As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.
9. Option Awards
     On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction.
     The following table represents the time based option awards activity for the three and six months ended June 30, 2011.

Six months ended
June 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at June 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted	$149.09

Weighted average remaining contractual life	9.23

     The following table represents the time based option awards outstanding at June 30, 2011 as well as other Plan data:

Range of exercise		Remaining Contractual	Weighted Average
prices	Outstanding	Life (Years)	Exercise Price
$1,000 — $1,124	22,322	9.23	$1,004
     The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011.

2011 Grants
Dividend yield	9.16%
Risk-free interest rate	2.72%
Expected life	7.0 years
Estimated volatility	38.00%
Weighted average exercise price	$1,124.22
Weighted average fair value of options granted (per option)	149.09%
     The Company recorded non-cash compensation expenses of $306,899 and $606,367 for the three and six months ended June 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
     At June 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,497,000.

For the period ended December 31,	Options
2011	$484,194
2012	591,886
2013	309,028
2014	112,338
2015	48

Total	$1,497,494

     Dividend equivalent rights associated with the Plan amounted to $546,886 and $1,082,614 for the three and six months ended June 30, 2011, and are included in general and administrative expense in the consolidated statements of operations, respectively. These dividend rights will be paid in four installments as the option vests.
10. Related Parties
     Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of $311,748, which has been paid off in full as of June 30, 2011.
     The Partnership had entered into a management agreement, as amended, effective April 1, 2005, with AAM, an entity affiliated by common ownership. Under the management agreement, AAM had been granted the exclusive right to oversee the portfolio of the Partnership, providing, among other administrative services, accounting and all required financial services; legal administration and regulatory compliance; investor, tenant, and lender relationship services; and transactional support to the Partnership. Except as otherwise provided in the Partnership Agreement, all management powers of the business and affairs of the Partnership were exclusively vested in the General Partner. The annual fee for such services equaled six-tenths of one percent (0.6%) of the aggregate fair market value of the properties as determined by the Partnership and AAM annually. This fee arrangement was amended as discussed below. In addition, the Partnership reimbursed AAM for all reasonable and necessary out-of-pocket expenses incurred in AAM’s conduct of its business, including, but not limited to, travel, legal, appraisal, and brokerage fees, fees and expenses incurred in connection with the acquisition, disposition, or refinancing of any property, and reimbursement of compensation and benefits of the officers and employees of AAM. This agreement was terminated on September 17, 2010 when the Merger occurred, effectively consolidating AAM into the Company, and eliminating the necessity for reimbursement.
     On October 16, 2007, the Company legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Company issued a new class of Company Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. The Class F Units have subordinated payment and liquidity preference to the Class E Units but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of $53,698,000. The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare REITs. The ultimate Class F Unit valuation was subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.
     For accounting purposes, prior to the Merger, AAM had not been consolidated by the Company, nor had any value been ascribed to the Class F Units issued due to the ability of the Class E Unitholders to unwind the acquisition as described above. Such action was outside the control of the Company, and accordingly, the acquisition is not viewed as having been consummated. The dividends earned by the Class F Unitholders were reflected as a component of management fees as described above. Prior to the Merger, the fee for management services to the Company are equal to the dividend earned on the Class F Unit.
     Under certain circumstances, the Partnership Agreement did permit the Class E Unitholders to unwind this transaction and required the Company to redeem the Class F Units by returning to the affiliates all membership interests in AAM. On September 17, 2010, the Company settled the investment with JER Aviv Acquisition, LLC (JER). For accounting purposes, this treatment triggered

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
the retroactive consolidation of AAM by the Company. The original and follow-on investments of Class E unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Company and JER dated May 26, 2006.
     The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of settlement. The UPA allowed the Company to call the E Units and warrants anytime after May 26, 2011 as long as it provided JER with a 15% IRR from date of inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for $92,001,451 contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E units issuance.
     Coincident with the Merger, 50% of the Class F Unit was purchased and settled by the Company for $23,602,649 and is reported as a component of distributions to partners and accretion on Class E Preferred Units in the consolidated statements of changes in equity. The remaining Class F Units will pay in quarterly installments an annual dividend of 9.38% of the face amount of $23,602,649.
11. Derivatives
     During the periods presented, the Company was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.
     At June 30, 2011, the Company is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at June 30, 2011 (included in other assets)	$1,016,436
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at June 30, 2011 (included in other liabilities)	$ —
Liability balance at December 31, 2010 (included in other liabilities)	$ —
     The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.
     For the three and six months ended June 30, 2011 and 2010, the Company recognized $0, $0, $1,121,276 and $2,441,997 of net income, respectively, in the consolidated statements of operations related to the change in the fair value of these interest rate swap agreements, where the Company did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.
     The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2011 (dollars in thousands):

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)

			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at June 30,	Active Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$1,016	$	$1,016	$
Derivative liabilities	—	—	—	—

	$1,016	$	$1,016	$

     The Company’s derivative assets and liabilities include interest rate swaps that effectively convert a portion of the Company’s variable rate debt to fixed rate debt. The derivative positions are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.
12. Commitments and Contingencies
     The Company has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is $1,655,286, of which approximately $1.1 million has been paid to date. For the three and six months ended June 30, 2011, and 2010, the Company’s indemnity expense for these fees was $144,000, $144,000, $183,000 and $676,000 respectively, which equaled the actual amount paid during the period.
     Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.
     In the normal course of business, the Company is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Company.

AVIV REIT, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
13. Concentration of Credit Risk
     As of June 30, 2011, the Company’s portfolio of investments consisted of 197 healthcare facilities, located in 25 states and operated by 31 third party operators. At June 30, 2011, approximately 53.3% (measured as a percentage of total assets) were leased by five private operators: Evergreen Healthcare (13.8%), Daybreak Healthcare (12.8%), Saber Healthcare (9.5%), Benchmark Healthcare (8.9%), and Sun Mar Healthcare (8.3%). No other operator represents more than 7.9% of the Company’s total assets. The five states in which the Company had its highest concentration of total assets were California (19.1%), Texas (16.7%), Missouri (9.7%), Arkansas (8.3%), and New Mexico (5.9%) at June 30, 2011.
     For the six months ended June 30, 2011, the Company’s rental income from operations totaled approximately $43.8 million, of which approximately $5.9 million was from Evergreen Healthcare (13.4%), $4.9 million was from Daybreak Venture (11.1%), $4.8 million was from Sun Mar Healthcare (11.1%), $4.1 million was from Saber Healthcare (9.4%), and $3.5 million was from Cathedral Rock (8.0%). No other operator generated more than 7.5% of the Company’s rental income from operations for the six months ended June 30, 2011.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$23,615,468	$13,028,474
Deferred rent receivable	30,822,931	30,660,773
Tenant receivables, net	4,170,480	1,168,842
Rental properties and financing leases, at cost:
Land	88,333,715	76,466,020
Buildings and improvements	684,230,073	615,806,273
Assets under direct financing leases	10,847,395	10,777,184

	783,411,183	703,049,477
Less accumulated depreciation	(85,929,763)	(75,948,944)

Net rental properties	697,481,420	627,100,533

Deferred finance costs, net	13,994,132	9,957,636
Loan receivables, net	32,104,535	36,610,638
Other assets	6,909,824	12,872,323

Total assets	$809,098,790	$731,399,219

Liabilities and equity
Accounts payable and accrued expenses	$14,700,368	$6,012,809
Tenant security and escrow deposits	15,226,792	13,658,384
Other liabilities	27,961,553	25,996,492
Mortgage and other notes payable	511,456,067	440,575,916

Total liabilities	569,344,780	486,243,601

Equity:
Partners’ equity	238,737,574	241,061,186
Accumulated other comprehensive income	1,016,436	4,094,432

Total equity	239,754,010	245,155,618

Total liabilities and equity	$809,098,790	$731,399,219

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Revenues
Rental income	$24,112,746	$21,271,652	$43,802,837	$42,421,987
Tenant recoveries	1,836,064	1,682,182	3,525,060	3,211,236
Interest on loans to lessees — capital expenditures	520,905	511,405	927,602	962,073
Interest on loans to lessees — working capital and capital lease	828,110	876,367	1,753,522	1,556,897

Total revenues	27,297,825	24,341,606	50,009,021	48,152,193

Expenses
Rent and other operating expenses	191,141	115,646	392,805	284,976
General and administrative	3,542,963	2,685,208	7,011,539	4,109,456
Real estate taxes	2,013,361	1,707,069	3,702,455	3,312,499
Depreciation	5,182,251	4,435,289	9,980,819	8,797,190

Total expenses	10,929,716	8,943,212	21,087,618	16,504,121

Operating income	16,368,109	15,398,394	28,921,403	31,648,072

Other income and expenses:
Interest and other income	827,253	(7,366)	832,868	55,932
Interest expense	(9,359,466)	(5,047,080)	(16,915,651)	(10,912,396)
Change in fair value of derivatives	—	1,121,276	—	2,441,997
Amortization of deferred financing costs	(650,444)	(139,295)	(1,329,439)	(278,590)
Earnout accretion	(66,726)	—	(66,726)	—
Loss on extinguishment of debt	(663,505)	—	(3,806,513)	—

Total other income and expenses	(9,912,888)	(4,072,465)	(21,285,461)	(8,693,057)

Net income	6,455,221	11,325,929	7,635,942	22,955,015
Distributions and accretion on Class E Preferred Units	—	(4,019,317)	—	(8,018,087)
Net income allocable to noncontrolling interests	—	(77,233)	—	(156,849)

Net income allocable to common units	$6,455,221	$7,229,379	$7,635,942	$14,780,079

Net income allocable to common units	$6,455,221		$7,635,942
Unrealized loss on derivative instruments	(3,586,630)		(3,077,996)

Total comprehensive income allocable to common units	$2,868,591		$4,557,946

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
Six Months Ended June 30, 2011 (unaudited)

		Accumulated Other
	Partners’	Comprehensive	Total
	Equity	Income	Equity

Balance at January 1, 2011	$241,061,186	$4,094,432	$245,155,618
Non-cash stock-based compensation	1,081,085	—	1,081,085
Distributions to partners	(21,040,639)	—	(21,040,639)
Capital contributions	10,000,000	—	10,000,000
Unrealized loss on derivative instruments	—	(3,077,996)	(3,077,996)
Net income	7,635,942	—	7,635,942

Balance at June 30, 2011	$238,737,574	$1,016,436	$239,754,010

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Operating activities
Net income	$7,635,942	$22,955,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,980,819	8,797,190
Amortization	1,329,439	278,590
Change in fair value of derivatives	—	(2,441,997)
Deferred rental income, net	(296,146)	(1,237,278)
Rental income from intangible amortization, net	(724,393)	(2,263,298)
Non-cash stock (unit)-based compensation	1,081,085	203,000
Non-cash loss on extinguishment of debt	3,806,513	—
Reserve for uncollectible loan receivables	323,639	—
Accretion of earn-out provision for previously acquired rental properties	66,726	—
Changes in assets and liabilities:
Tenant receivables	(4,266,191)	17,116
Other assets	2,562,218	(772,511)
Accounts payable and accrued expenses	8,632,062	678,563
Tenant security deposits and other liabilities	2,031,141	2,453,520

Net cash provided by operating activities	32,162,854	28,667,910

Investing activities
Purchase of rental properties	(65,919,101)	(3,380,000)
Capital improvements and other developments	(11,109,860)	(4,740,957)
Payment of earn-out provision for previously acquired rental properties	—	(2,000,000)
Loan receivables received from (funded to) others, net	5,447,017	(8,463,408)

Net cash used in investing activities	(71,581,944)	(18,584,365)

Financing activities
Borrowings of debt	313,868,117	—
Repayment of debt	(242,987,966)	(5,169,934)
Payment of financing costs	(9,116,952)	—
Capital contributions	10,000,000	—
Cash distributions to partners	(21,757,115)	(17,440,308)

Net cash provided by (used in) financing activities	50,006,084	(22,610,242)

Net increase (decrease) in cash and cash equivalents	10,586,994	(12,526,697)
Cash and cash equivalents:
Beginning of period	13,028,474	15,542,507

End of period	$23,615,468	$3,015,810

	Six Months Ended June 30,
	2011	2010
	(unaudited)
Supplemental cash flow information
Cash paid for interest	$10,084,582	$11,039,343

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$10,623,250	$3,390,685
Earn-out accrual and addition to rental properties	$3,332,745	$8,120,656
Write-off of deferred rent receivable	$3,281,374	$2,233,768
Write-off of in-place lease intangibles, net	$—	$1,224,594
Write-off of deferred financing costs, net	$3,806,513	$—
See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
1. Description of Operations and Formation
          Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 197 properties, principally skilled nursing facilities, across the United States at June 30, 2011. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of senior living properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.
          The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and Aviv Healthcare Capital Corporation, a Delaware company. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, LLC (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, LLC (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, LLC (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, LLC (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, LLC (Aviv Financing V), a Delaware limited liability company.
          On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among the Aviv REIT Inc. (the Company), a Maryland corporation, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the Company is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company, and the Partnership. Effective on such date, the Company is the sole general partner of the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged with and into the Merger Sub (the Merger), with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the Company remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.
          All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The Company’s equity interest in the Surviving Partnership will be linked to future investments in the Company, such that future equity issuances by the Company (pursuant to the Stockholders Agreement, the Company’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the Company’s equity interest in the Surviving Partnership. The Company is authorized to issue 2 million shares of common stock (par value ($0.01) and 1,000 shares of preferred stock (par value $1,000)). At June 30, 2011, there are 235,898 shares of common stock and 125 shares of preferred stock outstanding.
          As a result of the common control of the Company (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The Company was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, was contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $10 million was contributed by the Company’s stockholders on January 25, 2011. For the three and six months ended June 30, 2011, the Company owned 54.4% of the Partnership.
2. Summary of Significant Accounting Policies
Estimates
          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Partnership, the Partnership, the Operating Partnership, and all controlled subsidiaries. The Partnership considers itself to

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.
Quarterly Reporting
          The accompanying unaudited financial statements and notes of the Partnership as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of full year results.
           The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in each of the Company’s and the Partnership’s annual reports for the year ended December 31, 2010 filed as part of the Partnership’s Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on July 21, 2011
Rental Properties
          The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis.
Revenue Recognition
          Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assumed. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.
          Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash rental income	$22,288,482	$19,637,134	$42,782,298	$38,921,411
Deferred rental income	1,462,068	1,141,885	296,146	1,237,278
Rental income from intangible amortization	362,196	492,633	724,393	2,263,298

Total rental income	$24,112,746	$21,271,652	$43,802,837	$42,421,987

          During the three and six months ended June 30, 2011 and 2010, deferred rental revenue includes a write-off (expense) of deferred rent receivable of $254,406, $3,281,374, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.
Lease Accounting
          The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $32,747, $70,212, $33,975, $72,514 and for the three and six months ended June 30, 2011 and 2010, respectively.
          All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.
Loan Receivables
          Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of June 30, 2011 and December 31, 2010, loan receivable reserves amounted to $1,073,639 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.
Stock-Based Compensation
          The Partnership follows ASC 718, Compensation — Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through June 30, 2011 is summarized in Footnote 9.
Fair Value of Financial Instruments
          ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          The Partnership’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.
          Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
collateral securing the indebtedness. The Partnership had outstanding mortgage and other notes payable obligations with a carrying value of approximately $511.5 million and $440.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of debt as of June 30, 2011 was $520.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Partnership on similar borrowings. Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of $32.1 million and $36.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of June 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to the Partnership on similar borrowings.
Derivative Instruments
The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through changes in equity in our financial statements via hedge accounting.
Income Taxes
          As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of June 30, 2011 or December 31, 2010.
Business Combinations
          The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed. Acquisition related costs are expensed as incurred. Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10). Upon the Merger, AAM became a consolidated entity of the Partnership and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.
Reclassifications
          Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.
3. Rental Property Activity
          The Partnership had the following rental property activity during the three and six months ended June 30, 2011 as described below:
•	In January 2011, Aviv Financing I acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. The Partnership financed this purchase through cash and borrowings of $2,131,000 under the Mortgage (see Footnote 7).

•	In March 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of approximately $2,200,000. The Partnership financed this purchase through cash.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
•	In March 2011, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $9,581,000. The Partnership financed this purchase through cash.

•	In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. The Partnership financed this purchase through borrowings of $10,200,000 under the Revolver (see Footnote 7).

•	In April 2011, Aviv Financing II acquired three properties in Ohio from an unrelated third party for a purchase price of $9,250,000. The Partnership financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired a property in Kansas from an unrelated third party for a purchase price of $1,300,000. The Partnership financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $2,093,000. The Partnership financed this purchase through cash.

•	In April 2011, Aviv Financing II acquired three properties in Texas from an unrelated third party for a purchase price of $8,707,000. The Partnership financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired three properties in Kansas from an unrelated third party for a purchase price of $2,273,000. The Partnership financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired a property in Missouri from an unrelated third party for a purchase price of $5,470,000. The Partnership financed this purchase through cash.

•	In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. As part of this acquisition, the Partnership recognized an approximate $3,333,000 addition to the purchase price as per the guidance within ASC 805 as it relates to an earn-out provision defined at closing (Level 3). The Partnership financed this purchase through cash.
           Related to the above business combinations, the Partnership incurred $568,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Partnership allocated the approximate net purchase price of these properties acquired in 2011 as follows:

Land	$10,495,000
Buildings and improvements	55,424,000

Borrowings and available cash	$65,919,000

          The Partnership considers renewals on below-market leases when ascribing value to the in-place lease intangible liabilities at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Partnership evaluates whether the stated renewal rate is below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible liability is recorded at acquisition and amortized over the renewal period.
4. Loan Receivables
          The following summarizes the Partnership’s loan receivables at:

	June 30,	December 31,
	2011	2010

Beginning balance, January 1, 2011 and 2010, respectively	$36,610,638	$28,970,129
New capital improvement loans issued	523,943	1,415,579
Working capital and other loans issued	3,350,244	14,705,259
Reserve for uncollectible loans	(323,639)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(7,970,495)	(7,730,329)

	$32,104,535	$36,610,638

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
          The Partnership’s reserve for uncollectible loan receivables balances at June 30, 2011 and December 31, 2010 was $1,073,639 and $750,000, respectively. The activity for the three and six months ended June 30, 2011 consisted of additional reserves of $166,322 and $323,639, respectively.
          During 2011 and 2010, the Partnership funded loans for both working capital and capital improvement purposes to various operators and tenants. All loans held by the Partnership accrue interest. The payments received from the operator or tenant cover both interest accrued as well as amortization of the principal balance due. Any payments received from the tenant or operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.
          Interest income earned on loan receivables for the three and six months ended June 30, 2011 and 2010 was $994,243, $1,972,757, $1,037,667, and $1,819,973, respectively.
5. Deferred Finance Costs
          The following summarizes the Partnership’s deferred finance costs at:

	June 30,	December 31,
	2011	2010

Gross amount	$15,469,067	$10,567,931
Accumulated amortization	(1,474,935)	(610,295)

Net	$13,994,132	$9,957,636

          Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.
          During the three and six months ended June 30, 2011, the Partnership wrote-off deferred financing costs of $746,443 and $4,271,312 respectively with $82,938 and $464,799 of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $663,505 and $3,806,513, respectively.
6. In-Place Lease Intangibles
          The following summarizes the Partnership’s in-place lease intangibles classified as part of other assets or other liabilities at:

	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities

Gross amount	$8,393,488	$25,798,147	$8,393,488	$25,798,147
Accumulated amortization	(3,371,378)	(15,096,368)	(3,049,093)	(14,049,691)

Net	$5,022,110	$10,701,779	$5,344,395	$11,748,456

          Amortization expense for the in-place lease intangible assets for the three and six months ended June 30, 2011 and 2010 was $161,142, $322,285, $177,884 and $421,605 respectively. Accretion for the in-place lease intangible liabilities for the three and six months ended June 30, 2011 and 2010 was $523,339, $1,046,678, $670,517 and $1,460,309 respectively.
          For both the three and six months ended June 30, 2010, the Partnership wrote-off in-place lease intangible assets of $2,678,000 with accumulated amortization of $1,316,232, and in-place lease intangible liabilities of $4,660,000 with accumulated accretion of $2,073,638, for a net recognition of $1,224,594 in rental income from intangible amortization. These write-offs were in connection with properties that had been transitioned to new operators.
7. Mortgage and Other Notes Payable
          The Partnership’s mortgage and other notes payable consisted of the following:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)

	June 30,	December 31,
	2011	2010

Mortgage (interest rates of 5.75% on June 30, 2011 and December 31, 2010, respectively)	$198,730,787	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on June 30, 2011 and December 31, 2010, respectively)	—	28,677,230
Construction loan (interest rates of 5.95% on June 30, 2011 and December 31, 2010, respectively)	2,293,087	1,312,339
Acquisition loans (interest rates of 6.00% on June 30, 2011 and December 31, 2010, respectively)	7,744,823	7,792,236
Senior Notes (interest rate of 7.75% on June 30, 2011), inclusive of $2.7 million net premium balance	302,687,370	—

Total	$511,456,067	$440,575,916

Senior Notes
          On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.750% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of $2.75 million was received with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line.
Revolver
          In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, acquired a $25 million revolver with Bank of America (the Revolver). On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under the Partnership’s Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of June 30, 2011 the interest rates are based upon the base rate (3.25% at June 30, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.00% at June 30, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014. The Revolver has an outstanding balance of $0 at both June 30, 2011 and December 31, 2010.
8. Partnership Equity and Incentive Program
          Distributions to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G

2011	$1,683,430	$1,042,643	$1,563,964	$—	$—	$553,761	$5,783,373
2010	$3,390,685	$—	$—	$—	$1,849,315	$1,104,487	$—
          Distributions to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G

2011	$3,366,860	$1,892,983	$3,224,363	$—	$—	$1,107,522	$11,448,754
2010	$6,781,370	$1,897,169	$2,845,753	$—	$3,698,630	$2,196,837	$—

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
          Weighted-average Units outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G

2011	13,467,223	4,523,145	2	8,050	—	2,684,900	236,022
2010	13,467,223	4,523,145	2	7,250	7,500,050	5,369,800	—
          Weighted-average Units outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G

2011	13,467,223	4,523,145	2	8,050	—	2,684,900	234,793
2010	13,467,223	4,523,145	2	7,481	7,500,025	5,369,800	—
          The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2011 and 2010 was approximately $101,500, $203,000, $101,500 and $203,000, respectively.
          As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.
          The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $224,889,623 and $13,847,951 at June 30, 2011, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $221,578,430 and $19,482,756 at December 31, 2010, respectively.
9. Option Awards
          On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction.
          The following table represents the time based option awards activity for the three and six months ended June 30, 2011.

Six months ended
June 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at June 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted	$149.09

Weighted average remaining contractual life	9.23

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
          The following table represents the time based option awards outstanding at June 30, 2011 as well as other Plan data:

		Remaining
Range of exercise		Contractual	Weighted Average
prices	Outstanding	Life (Years)	Exercise Price
$1,000 — $1,124	22,322	9.23	$1,004
          The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011.

2011 Grants
Dividend yield	9.16%
Risk-free interest rate	2.72%
Expected life	7.0 years
Estimated volatility	38.00%
Weighted average exercise price	$1,124.22
Weighted average fair value of options granted (per option)	$149.09
          The Partnership recorded non-cash compensation expenses of $306,899 and $606,367 for the three and six months ended June 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.
          At June 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,497,000.

For the period ended December 31,	Options
2011	$484,194
2012	591,886
2013	309,028
2014	112,338
2015	48

Total	$1,497,494

          Dividend equivalent rights associated with the Plan amounted to $546,886 and $1,082,614 for the three and six months ended June 30, 2011, and are included in general and administrative expense in the consolidated statements of operations, respectively. These dividend rights will be paid in four installments as the option vests.
10. Related Parties
          Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Company received a loan of $311,748, which has been paid off in full as of June 30, 2011.
          The Partnership had entered into a management agreement, as amended, effective April 1, 2005, with AAM, an entity affiliated by common ownership. Under the management agreement, AAM had been granted the exclusive right to oversee the portfolio of the Partnership, providing, among other administrative services, accounting and all required financial services; legal administration and regulatory compliance; investor, tenant, and lender relationship services; and transactional support to the Partnership. Except as otherwise provided in the Partnership Agreement, all management powers of the business and affairs of the Partnership were exclusively vested in the General Partner. The annual fee for such services equaled six-tenths of one percent (0.6%) of the aggregate fair market value of the properties as determined by the Partnership and AAM annually. This fee arrangement was amended as discussed below. In addition, the Partnership reimbursed AAM for all reasonable and necessary out-of-pocket expenses incurred in AAM’s conduct of its business, including, but not limited to, travel, legal, appraisal, and brokerage fees, fees and expenses incurred in connection with the acquisition, disposition, or refinancing of any property, and reimbursement of compensation and benefits of the officers and employees of AAM. This agreement was terminated on September 17, 2010 when the Merger occurred, effectively consolidating AAM into the Partnership, and eliminating the necessity for reimbursement.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
          On October 16, 2007, the Partnership legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Partnership issued a new class of Partnership Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. The Class F Units have subordinated payment and liquidity preference to the Class E Units but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of $53,698,000. The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare REITs. The ultimate Class F Unit valuation was subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.
          For accounting purposes, prior to the Merger, AAM had not been consolidated by the Partnership, nor had any value been ascribed to the Class F Units issued due to the ability of the Class E Unitholders to unwind the acquisition as described above. Such action was outside the control of the Partnership, and accordingly, the acquisition is not viewed as having been consummated. The dividends earned by the Class F Unitholders were reflected as a component of management fees as described above. Prior to the Merger, the fee for management services to the Partnership are equal to the dividend earned on the Class F Unit.
          Under certain circumstances, the Partnership Agreement did permit the Class E Unitholders to unwind this transaction and required the Partnership to redeem the Class F Units by returning to the affiliates all membership interests in AAM. On September 17, 2010, the Partnership settled the investment with JER Aviv Acquisition, LLC (JER). For accounting purposes, this treatment triggered the retroactive consolidation of AAM by the Partnership. The original and follow-on investments of Class E Unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Partnership and JER dated May 26, 2006.
          The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of settlement. The UPA allowed the Partnership to call the E Units and warrants anytime after May 26, 2011 as long as it provided JER with a 15% IRR from date of inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for $92,001,451 contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E Units issuance.
          Coincident with the Merger, 50% of the Class F Unit was purchased and settled by the Partnership for $23,602,649 and is reported as a component of distributions to partners and accretion on Class E Preferred Units in the consolidated statements of changes in equity. The remaining Class F Units will pay in quarterly installments an annual dividend of 9.38% of the face amount of $23,602,649.
11. Derivatives
          During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.
          At June 30, 2011, the Partnership is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.
           As of June 30, 2011 and December 31, 2010, the Partnership has a due to related party payable to the Company for distributions to be made by the Company to the stockholders of $5,779,477 and $6,092,936, respectively.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at June 30, 2011 (included in other assets)	$1,016,436
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at June 30, 2011 (included in other liabilities)	$—
Liability balance at December 31, 2010 (included in other liabilities)	$—

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
          The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.
          For the three and six months ended June 30, 2011 and 2010, the Partnership recognized $0, $0, $1,121,276 and $2,441,997 of net income, respectively, in the consolidated statements of operations related to the change in the fair value of these interest rate swap agreements, where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.
          The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2011 (dollars in thousands):

			Significant Other	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at June 30,	Active Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Derivative assets	$1,016	$	$1,016	$
Derivative liabilities	—	—	—	—

	$1,016	$	$1,016	$

          The Partnership’s derivative assets and liabilities include interest rate swaps that effectively convert a portion of the Partnership’s variable rate debt to fixed rate debt. The derivative positions are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves) and are classified within Level 2 of the valuation hierarchy. The Partnership considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.
12. Commitments and Contingencies
          The Partnership has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is $1,655,286, of which approximately $1.1 million has been paid to date. For the three and six months ended June 30, 2011, and 2010, the Partnership’s indemnity expense for these fees was $144,000, $144,000, $183,000 and $676,000 respectively, which equaled the actual amount paid during the period.
          Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Partnership has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Partnership will be successful in receiving any amounts from Trinity.
          In the normal course of business, the Partnership is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Partnership.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
13. Concentration of Credit Risk
          As of June 30, 2011, the Partnership’s portfolio of investments consisted of 197 healthcare facilities, located in 25 states and operated by 31 third party operators. At June 30, 2011, approximately 53.3% (measured as a percentage of total assets) were leased by five private operators: Evergreen Healthcare (13.8%), Daybreak Healthcare (12.8%), Saber Healthcare (9.5%), Benchmark Healthcare (8.9%), and Sun Mar Healthcare (8.3%). No other operator represents more than 7.9% of the Partnership’s total assets. The five states in which the Partnership had its highest concentration of total assets were California (19.1%), Texas (16.7%), Missouri (9.7%), Arkansas (8.3%), and New Mexico (5.9%) at June 30, 2011.
          For the six months ended June 30, 2011, the Partnership’s rental income from operations totaled approximately $43.8 million, of which approximately $5.9 million was from Evergreen Healthcare (13.4%), $4.9 million was from Daybreak Venture (11.1%), $4.8 million was from Sun Mar Healthcare (11.1%), $4.1 million was from Saber Healthcare (9.4%), and $3.5 million was from Cathedral Rock (8.0%). No other operator generated more than 7.5% of the Partnership’s rental income from operations for the six months ended June 30, 2011.
14. Condensed Consolidating Information
           The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes issued in February 2011 and April 2011. Separate financial statements of the non-REIT guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$23,541,863	$97,350	$(23,745)		$23,615,468
Net rental properties	—	678,291,712	19,189,708		697,481,420
Deferred financing costs, net	8,003,424	5,971,391	19,317		13,994,132
Other	10,399,796	63,512,049	95,925		74,007,770
Investment in and due from related parties, net	521,739,445	(314,665,647)	(7,868,059)	(199,205,739)	—

Total assets	$563,684,528	$433,206,855	$11,413,146	$(199,205,739)	$809,098,790

Liabilities and equity
Mortgage and other notes payable	$302,687,371	$198,730,787	$10,037,909		$511,456,067
Due to related parties	5,779,477	—	—		5,779,477
Tenant security and escrow deposits	25,000	14,965,013	236,779		15,226,792
Accounts payable and accrued expenses	10,028,859	4,150,123	521,386		14,700,368
Other liabilities	5,409,811	16,772,265	—		22,182,076

Total liabilities	323,930,518	234,618,188	10,796,074	—	569,344,780
Total equity	239,754,010	198,588,667	617,072	(199,205,739)	239,754,010

Total liabilities and equity	$563,684,528	$433,206,855	$11,413,146	$(199,205,739)	$809,098,790

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$12,126,776	$908,612	$(6,914)	$—	$13,028,474
Net rental properties	—	609,972,113	17,128,420	—	627,100,533
Deferred financing costs, net	100,000	9,834,291	23,345	—	9,957,636
Other	13,380,055	67,896,040	36,481	—	81,312,576
Investment in and due from related parties, net	232,906,755	(42,847,014)	(6,964,810)	(183,094,931)	—

Total assets	$258,513,586	$645,764,042	$10,216,522	$(183,094,931)	$731,399,219

Liabilities and equity
Mortgage and other notes payable	$—	$431,471,341	$9,104,575	$—	$440,575,916
Due to related parties	6,092,936	—	—	—	6,092,936
Tenant security and escrow deposits	—	13,422,705	235,679	—	13,658,384
Accounts payable and accrued expenses	1,431,564	4,102,506	478,739	—	6,012,809
Other liabilities	5,833,468	14,070,088	—	—	19,903,556

Total liabilities	13,357,968	463,066,640	9,818,993	—	486,243,601
Total equity	245,155,618	182,697,402	397,529	(183,094,931)	245,155,618

Total liabilities and equity	$258,513,586	$645,764,042	$10,216,522	$(183,094,931)	$731,399,219

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$23,766,461	$346,285		$24,112,746
Tenant recoveries	—	1,805,993	30,071		1,836,064
Interest on loans to lessees	260,980	1,088,035	—		1,349,015

Total revenues	260,980	26,660,489	376,356	—	27,297,825
Expenses
Rent and other operating expenses	41,431	149,710	—		191,141
General and administrative	1,563,847	1,977,560	1,556		3,542,963
Real estate taxes	—	1,983,290	30,071		2,013,361
Depreciation	—	5,065,075	117,176		5,182,251

Total expenses	1,605,278	9,175,635	148,803	—	10,929,716

Operating income	(1,344,298)	17,484,854	227,553	—	16,368,109

Total other income and expenses	(5,953,206)	(3,841,366)	(118,316)		(9,912,888)

Net income	(7,297,504)	13,643,488	109,237	—	6,455,221

Equity in income (loss) of subsidiaries	13,752,725			(13,752,725)	—

Net income (loss) allocable to common units	$6,455,221	$13,643,488	$109,237	$(13,752,725)	$6,455,221

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$43,110,267	$692,570		$43,802,837
Tenant recoveries	—	3,464,918	60,142		3,525,060
Interest on loans to lessees	622,124	2,059,000	—		2,681,124

Total revenues	622,124	48,634,185	752,712	—	50,009,021
Expenses
Rent and other operating expenses	80,568	312,237	—		392,805
General and administrative	3,275,444	3,734,388	1,707		7,011,539
Real estate taxes	—	3,642,313	60,142		3,702,455
Depreciation	—	9,746,467	234,352		9,980,819

Total expenses	3,356,012	17,435,405	296,201	—	21,087,618

Operating income	(2,733,888)	31,198,780	456,511	—	28,921,403

Total other income and expenses	(8,469,614)	(12,578,878)	(236,969)		(21,285,461)

Net income	(11,203,502)	18,619,902	219,542	—	7,635,942

Equity in income (loss) of subsidiaries	18,839,444			(18,839,444)	—

Net income (loss) allocable to common units	$7,635,942	$18,619,902	$219,542	$(18,839,444)	$7,635,942

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$21,114,843	$156,809	$—	$21,271,652
Tenant recoveries	—	1,662,741	19,441	—	1,682,182
Interest on loans to lessees	426,169	961,603	—	—	1,387,772

Total revenues	426,169	23,739,187	176,250	—	24,341,606
Expenses
Rent and other operating expenses	—	115,646	—	—	115,646
General and administrative	667,439	2,017,470	299	—	2,685,208
Real estate taxes	—	1,687,628	19,441	—	1,707,069
Depreciation	—	4,400,135	35,154	—	4,435,289

Total expenses	667,439	8,220,879	54,894	—	8,943,212

Operating income	(241,270)	15,518,308	121,356	—	15,398,394

Total other income and expenses	(106,562)	(3,965,903)	—	—	(4,072,465)

Net income	(347,832)	11,552,405	121,356	—	11,325,929

Distributions and accretion on Class E Preferred units	(4,019,317)	—	—	—	(4,019,317)
Net income attributable to noncontrolling interests	(77,233)	—	—	—	(77,233)
Equity in income (loss) of subsidiaries	11,673,761	—	—	(11,673,761)	—

Net income (loss) allocable to common units	$7,229,379	$11,552,405	$121,356	$(11,673,761)	$7,229,379

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$42,105,443	$316,544		$42,421,987
Tenant recoveries	—	3,172,354	38,882		3,211,236
Interest on loans to lessees	698,222	1,820,748	—		2,518,970

Total revenues	698,222	47,098,545	355,426	—	48,152,193
Expenses
Rent and other operating expenses	—	284,976	—		284,976
General and administrative	1,103,449	3,005,308	699		4,109,456
Real estate taxes	—	3,273,617	38,882		3,312,499
Depreciation	—	8,727,242	69,948		8,797,190

Total expenses	1,103,449	15,291,143	109,529	—	16,504,121

Operating income	(405,227)	31,807,402	245,897	—	31,648,072

Total other income and expenses	(203,273)	(8,489,784)	—		(8,693,057)

Net income	(608,500)	23,317,618	245,897	—	22,955,015

Distributions and accretion on Class E Preferred units	(8,018,087)				(8,018,087)
Net income attributable to noncontrolling interests	(156,849)				(156,849)
Equity in income (loss) of subsidiaries	23,563,515			(23,563,515)	—

Net income (loss) allocable to common units	$14,780,079	$23,317,618	$245,897	$(23,563,515)	$14,780,079

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$(275,783,645)	$306,601,025	$1,345,474		$32,162,854
Net cash provide by (used in) investing activities	3,883,936	(73,036,788)	(2,295,640)		(71,581,944)
Financing activities
Borrowings of debt	302,687,370	10,200,000	980,747		313,868,117
Repayment of debt	—	(242,940,554)	(47,412)		(242,987,966)
Payment of financing costs	(8,221,826)	(895,126)	—		(9,116,952)
Capital contributions	10,000,000	—	—		10,000,000
Cost of raising capital	606,367	(606,367)	—		—
Cash distributions to partners	(21,757,115)	—	—		(21,757,115)

Net cash provided by (used in) financing activities	283,314,796	(234,242,047)	933,335	—	50,006,084

Net increase (decrease) in cash and cash equivalents	11,415,087	(811,262)	(16,831)	—	10,586,994
Cash and cash equivalents:
Beginning of period	12,126,776	908,612	(6,914)		13,028,474

End of period	$23,541,863	$97,350	$(23,745)	$—	$23,615,468

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited) — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010

			Non-
		Subsidiary	Guarantor
	Issuers	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$21,627,013	$7,040,897	$—		$28,667,910
Net cash used in investing activities	(4,899,342)	(13,685,023)	—		(18,584,365)
Financing activities
Repayment of debt	(1,500,000)	(3,669,934)	—		(5,169,934)
Cash distributions to partners	(15,243,471)	(2,196,837)	—		(17,440,308)

Net cash used in financing activities	(16,743,471)	(5,866,771)	—	—	(22,610,242)

Net decrease in cash and cash equivalents	(15,800)	(12,510,897)	—	—	(12,526,697)
Cash and cash equivalents:
Beginning of period	256,598	15,285,909	—		15,542,507

End of period	$240,798	$2,775,012	$—	$—	$3,015,810

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part I, Item 1, “Financial Statements.”
Forward-Looking Statements
          The information presented herein includes forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, projected growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify forward-looking statements by their use of forward-looking words, such as “may,” “will,” “anticipates,” “expect,” “believe,” “estimate,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.
          These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under Part II, Item 1A, “Risk Factors” and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.
Overview
          We operate a self-administered real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing operators of SNFs for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which as of June 30, 2011 consisted of 200 properties, of which 187 were SNFs, with 19,389 licensed beds in 25 states leased to 31 operators.
          We believe we are well positioned to benefit from our diversified portfolio of properties and extensive network of operator relationships. We focus on cultivating close relationships with our tenants by working closely with them to help them achieve their business objectives. As a result of these efforts, we are in a position to effectively manage our portfolio, make additional investments and continue to expand our business.
          We lease our properties to a diversified group of 31 operators with no single operator representing more than 13.0% of our revenues for the six months ended June 30, 2011. We have a geographically diversified portfolio of properties located in 25 states, with no state representing more than 17.8% of our revenues for the six months ended June 30, 2011. Our properties are leased to third party tenants under long-term triple-net leases. The operators are responsible for all operating costs and expenses related to the property, including facility maintenance and insurance required in connection with the properties and the business conducted on the properties, taxes levied on or with respect to the properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. Our leases are typically master leases with initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, cross-default provisions and security deposits and typically do not have operator purchase options. As of June 30, 2011, the leases for 198 of our 200 properties were supported by personal and/or corporate guarantees. As of June 30, 2011, our leases had an average remaining term of 8.7 years.

          We have historically financed investments through borrowings under our credit facilities, private placements of equity securities, housing and urban development indebtedness, or a combination of these methods. We have utilized a mortgage credit facility and senior notes to provide the majority of our working capital needs as well as project specific first mortgages in certain situations. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. As a key part of our growth strategy, we evaluate acquisition opportunities on an ongoing basis and are in various stages of due diligence, preliminary discussions or competitive bidding with respect to a number of potential transactions, some of which would be significant. None of these potential significant transactions is subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.
Factors Affecting Our Business and the Business of Our Tenants
          The continued success of our business is dependent on a number of macroeconomic and industry trends. Many of these trends will influence our ongoing ability to find suitable investment properties while other factors will impact our tenants’ ability to conduct their operations profitably and meet their obligations to us.
Industry Trends
          One of the primary trends affecting our business is the long-term increase in the average age of the U.S. population. This increase in life expectancy is expected to be a primary driver for growth in the healthcare and SNF industry. We believe this demographic trend is resulting in an increased demand for services provided to the elderly. We believe that the low cost healthcare setting of a SNF will benefit our tenants and facilities in relation to higher-cost healthcare providers. We believe that these trends will support a growing demand for the services provided by SNF operators, which in turn will support a growing demand for our properties.
          The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.3 trillion in 2008 to approximately $4.5 trillion in 2019. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $144 billion in 2009 to approximately $246 billion in 2019, representing a compound annual growth rate, or CAGR, of 5.5%.
Liquidity and Access to Capital
          Our single largest cost is the interest expense we incur on our debt obligations. In order to continue to expand and optimize our capital to expand our portfolio, we rely on access to the capital markets on an ongoing basis. We seek to balance this reliance by maintaining ready access to funds to make investments at the time opportunities arise. We have extensive experience in and a successful track record of raising debt and equity capital over the past 30 years.
          Our indebtedness outstanding is comprised principally of term loans secured by first mortgages, unsecured obligations under the Senior Notes and borrowings under our mortgage term loan, acquisition credit line and revolving credit facility.
          Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.
Factors Affecting Our Tenants’ Profitability
          Our revenues are derived from rents we receive from triple-net leases with our tenants. Certain economic factors present both opportunities and risks to our tenants and, therefore, influence their ability to meet their obligations to us. These factors directly affect our tenants’ operations and, given our reliance on their performance under our leases, present risks to us that may affect our results of operations or ability to meet our financial obligations. The recent U.S. economic slowdown and other factors could result in cost-cutting at both the federal and state levels, which could result in a reduction of reimbursement rates and levels to our tenants under both the Medicare and Medicaid programs.
          Our tenants’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our tenants also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our tenants’ revenues. The sources and amounts of our tenants’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as the mix among payor types, including private pay,

Medicare and Medicaid, may significantly affect our tenants’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF.
          Labor and related expenses typically represent our tenants’ largest cost component. Therefore, the labor markets in which our tenants operate affect their ability to operate cost effectively and profitably. In order for our tenants to be successful, they must possess the management capability to attract and maintain skilled and motivated workforces. Much of the required labor needed to operate a SNF requires specific technical experience and education. As a result, our tenants may be required to increase their payroll costs to attract labor and adequately staff their operations. Increases in labor costs due to higher wages and greater employee benefits required to attract and retain qualified personnel could affect our tenants’ ability to meet their obligations to us.
          While our revenues are generated from the rents our tenants pay to us, we seek to establish our rent at an appropriate level so that our tenants are able to succeed. This requires discipline to ensure that we do not overpay for the properties we acquire. While we operate in a competitive environment, we carefully assess the long-term risks facing our tenants as we consider an investment. Because our leases are long-term arrangements, we are required to assess both the short and long-term capital needs of the properties we acquire. SNFs are generally highly specialized real estate assets. We believe we have developed broad expertise in assessing the short and long-term needs of this asset class.
           On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which will become effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is expected to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012.
Components of Our Revenues, Expenses and Cash Flow
Revenues
          Our revenues consist primarily of the rents and associated charges we collect from our tenants as stipulated in our long-term triple-net leases. In addition to rent under existing leases, a part of our revenues is made up of other cash payments owed to us by our tenants. Additionally, we recognize certain non-cash revenues. These other cash and non-cash revenues are highlighted below. While not a significant part of our revenues, we also earn interest from a variety of loans outstanding.
•	Rental Income
          Rental income represents rent under existing leases that is paid by our tenants. In addition, this includes deferred rental income relating to straight-lining of rents as well as rental income from intangible amortization. Both deferred rental income and rental income from intangible amortization are explained in further detail below under “—Components of Cash Flow—Cash Provided by Operations.”
•	Tenant Recoveries
          All of our leases have real estate escrow clauses that require our tenants to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and pay them on behalf of our tenants. We account for the receipt of these amounts as revenue and the payment of the actual taxes as an expense (real estate taxes). Because the escrow charges to our tenants are made on an estimated basis, the amounts recognized as revenue and corresponding expense will differ slightly in any given fiscal period.
•	Interest on Loans to Lessees
          We earn interest on certain capital advances and loans we make to our tenants for a variety of purposes, including for capital expenditures at our properties for which we receive additional rent. While we amend our leases to reflect the additional rent owed as a result of these income producing capital expenditures, we recognize the investment as a loan for accounting purposes when the lease term exceeds the useful life of the capital expenditure. In addition, we recognize rent associated with direct financing leases, in part, as interest income.
Expenses
          We recognize a variety of cash and non-cash charges in our financial statements. Our cash expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments and the general and administrative costs associated with operating our business. These interest charges are associated with our mortgage term loan , acquisition credit line and revolving credit facility as well as certain asset specific loans.

•	Rent and Other Operating Expenses
          When we lease a property, we recognize related rent expense.
•	General and Administrative
          Our general and administrative costs consist primarily of payroll and payroll related expense, including non-cash stock based compensation. In addition to payroll, we incur accounting, legal and other professional fees as well as certain other administrative costs of running our business, along with certain expenses related to bank charges, franchise taxes, corporate filing fees, and transaction related costs.
•	Real Estate Taxes
          All of our leases have real estate escrow clauses that require our tenants to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and pay them on behalf of our tenants. We account for the receipt of these amounts as revenue (tenant recoveries) and the payment of the actual taxes as an expense. Because the escrow charges to our tenants are made on an estimated basis, the amounts recognized as revenue and corresponding expense will differ slightly in any given fiscal period.
•	Depreciation
          We incur depreciation expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.
•	Loss on Impairment of Assets
          We have implemented a policy that requires management to make quarterly assessments of the market value of our properties relative to the amounts at which we carry them on our balance sheet. This assessment requires a combination of factors. We utilize objective financial modeling that compares the sum of the undiscounted cashflows from future contractual rents plus the terminal value against the depreciated book value of an asset. In addition, certain subjective factors such as market condition and property condition are considered as well as lease structure. We consider these results in our assessment of whether potential impairment indicators are present.
Other Income and Expenses
•	Interest and Other Income

We sweep our excess cash balances into overnight interest-bearing accounts.

•	Interest Expense
          We recognize the interest we incur on our existing borrowings as an interest expense.
•	Change in Fair Value of Derivatives
          We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through changes in equity in our financial statements via hedge accounting.
•	Amortization of Deferred Financing Costs
          We incur non-cash charges that reflect costs incurred with arranging certain debt instruments. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

•	Loss on Extinguishment of Debt
          We recognize costs relating to extinguishing debt prior to initial termination dates when we incur them.
Components of Cash Flow
          Cash Provided by Operations
          Cash provided by operations is derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We make our distributions based largely on cash provided by operations. Key non-cash add-backs, in addition to depreciation and the amortization of deferred financing charges, in deriving cash provided by operations are:
          Deferred Rental Income. We recognize deferred rental income as a result of the accounting treatment of many of our long-term leases that include fixed rent escalation clauses. Because most of our leases contain fixed rent escalations, we “straight-line” our lease revenue recognition. Straight-lining involves spreading the rents we expect to earn during the term of a lease under its escalation clause over the lease term. As a result, during the first half of a lease term with a fixed escalation clause, we accrue a receivable for rents owed but not paid until future periods. During the second half of the lease term, our cash receipts exceed our recognized revenues and we amortize the receivable.
          Rental Income from Intangible Amortization. We incur non-cash rental income adjustments from the amortization of certain intangibles resulting from the required application of purchase accounting in the initial recording of our real estate acquisitions. At the date of acquisition, all assets acquired and liabilities assumed are recorded at their respective fair value, including any value attributable to in-place lease agreements. Any identified above or below market lease intangible asset or liability is amortized over the remaining lease term as a non-cash adjustment to rental income.
          Non Cash Stock Based Compensation. We incur non-cash expense associated with the share-based payments to certain employees. The share-based payments are in the form of stock options. Expense is recognized ratably with the vesting schedule based on the grant date fair value of the options.
          The Partnership follows ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, Aviv REIT adopted a 2010 Management Incentive Plan (the “Plan”) as part of the transaction with an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”). A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan.
          The Partnership had established an officer incentive program linked to its future value. These awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended June 30, 2011 and 2010 was $101,500 and $101,500, respectively. The related expense for the six months ended June 30, 2011 and 2010 was $203,000 and $203,000, respectively. As a result of the transaction with Lindsay Goldberg on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on such date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.
          The following table represents the time based option awards activity for the six months ended June 30, 2011:

Six months ended
June 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Six months ended
June 30, 2011
Outstanding at June 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted	$149.09

Weighted average remaining contractual life	9.23

          The following table represents the time based option awards outstanding at June 30, 2011 as well as other Plan data:

Range of exercise		Remaining Contractual	Weighted Average
prices	Outstanding	Life (Years)	Exercise Price
$1,000 — $1,124	22,322	9.23	$1,004
          We use the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011.

2011 Grants
Dividend yield	9.16%
Risk-free interest rate	2.72%
Expected life	7.0 years
Estimated volatility	38.00%
Weighted average exercise price	$1,124.22
Weighted average fair value of options granted (per option)	$149.09
          Aviv REIT recorded non-cash compensation expenses of $306,899 and $606,367 for the three and six months ended June 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.
          At June 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,497,000.

For the period ended December 31,	Options
2011	$484,194
2012	591,886
2013	309,028
2014	112,338
2015	48
Total	$1,497,494
          Dividend equivalent rights associated with the Plan amounted to $546,886 and $1,082,614 for the three and six months ended June 30, 2011, and are included in general and administrative expense in the consolidated statements of operations. These dividend rights will be paid in four installments as the options vest.
          Non Cash Loss on Extinguishment of Debt. We incurred certain expense associated with the partial pre-payment of our secured mortgage term loan. Costs associated with the origination of this loan were capitalized and being ratably expensed over the life of the loan. When we pre-paid this loan in part, we recognized a prorated non-cash expense write-off for the unamortized capitalized debt costs.
          Reserve for Uncollected Rental Income and Uncollectable Loan Receivable. We incur an expense estimate for a reserve based upon our historical collection record of billed rental income and collections of loan receivables.
          Investing Activities
          Cash used in investing activities consists of cash that is used during a period for making new investments, capital expenditures and tenant loans offset by cash provided by investing activities from net loan receivables and sales of rental properties.

          Financing Activities
          Cash provided by financing activities consists of cash we received from issuances of debt and equity capital. This cash provides the primary basis for the investments in new properties, capital expenditures and tenant loans. While we invest a portion of our cash from operations into new investments, as a result of our distribution requirements to maintain our REIT status, it is likely that additional debt or equity issuances will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions/dividends paid to partners/stockholders.
Results of Operations
          The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Partnership.
Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010
          Revenues
          Revenues increased $3.0 million, or 12.1%, from $24.3 million for the three months ended June 30, 2010 to $27.3 million for the same period in 2011. The increase in revenue generally resulted from additional rent associated with $143 million of acquisitions and investments made in the twelve months ended June 30, 2011 ($49 million of which, reflecting 13 newly acquired properties, were completed during the three months ended June 30, 2011) and the full impact of $2.2 million of acquisitions and investments made during the three months ended June 30, 2010.
          Revenues increased $1.9 million, or 3.9%, from $48.2 million for the six months ended June 30, 2010 to $50.0 million for the same period in 2011. The increase in revenue generally resulted from additional rent associated with $143 million of acquisitions and investments made in the twelve months ended June 30, 2011 ($77 million of which, reflecting 17 newly acquired properties, were completed during the six months ended June 30, 2011) and the full impact of $8.1 million of acquisitions and investments made during the six months ended June 30, 2010.
          Detailed changes in revenues for the three and six months ended June 30, 2011 compared to the same periods in 2010 were as follows:
•	Rental income increased $2.8 million, or 13.4%, from $21.3 million for the three months ended June 30, 2010 to $24.1 million for the same period in 2011. The $2.8 million increase in rental revenue generally resulted from additional rent associated with $143 million of acquisitions and investments made in the twelve months ended June 30, 2011 ($49 million of which, reflecting 13 newly acquired properties, were completed during the three months ended June 30, 2011) and the full impact of $2.2 million of acquisitions and investments made during the three months ended June 30, 2010.

Rental income increased $1.4 million, or 3.3%, from $42.4 million for the six months ended June 30, 2010 to $43.8 million for the same period in 2011. The $1.4 million increase in rental revenue generally resulted from additional rent associated with $143 million of acquisitions and investments made in the twelve months ended June 30, 2011 ($77 million of which, reflecting 17 newly acquired properties, were completed during the six months ended June 30, 2011) and the full impact of $8.1 million of acquisitions and investments made during the six months ended June 30, 2010. The increase was partially offset by a write-off of $2.2 million of deferred rent receivable due to a building transitioning to a new tenant in the first quarter of 2011.

•	Tenant recoveries increased $154,000, or 9.2%, from $1.7 million for the three months ended June 30, 2010 to $1.8 million for the same period in 2011. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities described above. The increase was also due to increases in real estate taxes from investments held more than one year.

Tenant recoveries increased $314,000, or 9.8%, from $3.2 million for the six months ended June 30, 2010 to $3.5 million for the same period in 2011. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities described above. The increase was also due to increases in real estate taxes from investments held more than one year.

•	Interest on loans to tenants decreased $39,000, or 3.6%, from $1.4 million for the three months ended June 30, 2010 to $1.3 million for the same period in 2011. The decrease was due to reduced interest earned due to the repayment of principal on certain working capital loans.

Interest on loans to tenants increased $162,000, or 9.1%, from $2.5 million for the six months ended June 30, 2010 to $2.7 million for the same period in 2011. Most of this increase was a result of loans to tenants to make capital expenditures that they made in our properties for which we receive interest, offset by reduced interest earned due to the repayment of principal on certain working capital loans.
          Expenses
          Expenses increased $2.0 million, or 22.2%, from $8.9 million for the three months ended June 30, 2010 to $10.9 million for the same period in 2011. This increase was primarily due to an increase in general and administrative expenses of $858,000 which was primarily attributable to $1.0 million of share-based compensation expense for the three months ended June 30, 2011 compared to $101,500 for the same period in 2010.
          Expenses increased $4.6 million, or 27.8%, from $16.5 million for the six months ended June 30, 2010 to $21.1 million for the same period in 2011. This increase was primarily due to an increase in general and administrative expenses of $2.9 million which was attributable to $2.7 million of share-based compensation expense in 2011 compared to $203,000 in the same period of 2010. There was also an increase in professional fees because of a $430,000 write off of legal expenses that were recovered from a tenant in the six months ended June 30, 2010.
          Detailed changes in expenses for the three and six months ended June 30, 2011 compared to the same period in 2010 were as follows:
•	Rent and other operating expenses increased $75,000, or 65.3%, from $116,000 for the three months ended June 30, 2010 to $191,000 for the same period in 2011. This increase was due to an increase in insurance expense due to new policies required under our bond and credit facility agreements. There was also an increase in rent for the corporate space of $10,500 for the three months ended June 30, 2011.

Rent and other operating expenses increased $108,000, or 37.8%, from $285,000 for the six months ended June 30, 2010 to $393,000 for the same period in 2011. This increase was due to an increase in insurance expense due to new policies required under our bond and credit facility agreements. There was also an increase in rent for the corporate space of $21,000 for the six months ended June 30, 2011.

•	General and administrative expense increased $858,000, or 31.9%, from $2.7 million for the three months ended June 30, 2010 to $3.5 million for the same period in 2011. The increase was primarily due to $940,000 increase of share-based compensation expense for the three months ended June 30, 2011 compared to the same period in 2010.

General and administrative expense increased $2.9 million, or 70.6%, from $4.1 million for the six months ended June 30, 2010 to $7.0 million for the same period in 2011. The increase was primarily due to $2.0 million increase of share-based compensation expense for the six months ended June 30, 2011 compared to the same period in 2010. There was also an increase in professional fees of $925,000 due to a $430,000 write off of legal expenses in the first quarter of 2010 and an increase of $568,000 in acquisition related closing costs. The $430,000 in legal fees were expensed in 2009 but were recovered from the tenant in the first quarter of 2010.

•	Real estate tax expense increased by $306,000, or 17.9%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase is associated with additional taxes for newly acquired facilities described above.

Real estate tax expense increased by $390,000, or 11.8%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase is associated with additional taxes for newly acquired facilities described above.

•	Depreciation expense increased $747,000, or 16.8%, from $4.4 million for the three months ended June 30, 2010 to $5.2 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with the newly acquired facilities described above.

Depreciation expense increased $1.2, or 13.5%, from $8.8 million for the six months ended June 30, 2010 to $10.0 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with the newly acquired facilities described above.
          Other Income and Expenses
•	Interest and other income increased $835,000 from $(7,000) for the three months ended June 30, 2010 to $827,000 for the same period in 2011. The increase was primarily due to $810,000 of sales proceeds from the sale of bed licenses at two of our facilities.

Interest and other income increased $777,000 from $56,000 for the six months ended June 30, 2010 to $833,000 for the same period in 2011. The increase was primarily due to $810,000 of sales proceeds from the sale of bed licenses at two of our facilities.

•	Interest expense increased $4.3 million, or 85.4%, from $5.0 million for the three months ended June 30, 2010 to $9.4 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and senior notes offset by a lesser amount of debt outstanding in the three months ended June 30, 2011 as compared to the same period in 2010.

Interest expense increased $6.0 million, or 55.0%, from $10.9 million for the six months ended June 30, 2010 to $16.9 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and senior notes offset by a lesser amount of debt outstanding in the six months ended June 30, 2011 as compared to the same period in 2010.

•	Income relating to the change in fair value of derivatives decreased $1.1 million, or 100%, from a gain of $1.1 million in the three months ended June 30, 2010 to $0 in the same period in 2011. We settled our existing swaps in September 2010 as part of our debt refinancing. We entered into new swap arrangements in November 2010 that have been deemed to be eligible for hedge accounting, and such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

Income relating to the change in fair value of derivatives decreased $2.4 million, or 100%, from a gain of $2.4 million in the six months ended June 30, 2010 to $0 in the same period in 2011. We settled our existing swaps in September 2010 as part of our debt refinancing. We entered into new swap arrangements in November 2010 that have been deemed to be eligible for hedge accounting, and such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

•	Amortization of deferred financing fees increased $511,000, or 367.0%, from $139,000 for the three months ended June 30, 2010 to $650,000 for the same period in 2011. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010 and our $300 million issuance of Senior Notes in 2011 and subsequent amortization.

Amortization of deferred financing fees increased $1.1 million, or 377.2%, from $279,000 for the six months ended June 30, 2010 to $1.3 million for the same period in 2011. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010 and our $300 million issuance of Senior Notes in 2011 and subsequent amortization.

•	Loss on extinguishment of debt was $664,000 for the three months ended June 30, 2011. This non-recurring cost was a result of prepaying certain corporate indebtedness prior to maturity.

Loss on extinguishment of debt was $3.8 million for the six months ended June 30, 2011. This non-recurring cost was a result of prepaying certain corporate indebtedness prior to maturity.
Property Acquisitions
Aviv REIT had the following rental property activity during the six months ended June 30, 2011 as described below:
•	In January 2011, Aviv Financing I, L.L.C., an indirect subsidiary of Aviv REIT (“Aviv Financing I”), acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. Aviv REIT financed this purchase with cash and borrowings of $2,131,000 under the mortgage term loan.

•	In March 2011, Aviv Financing II, L.L.C., an indirect subsidiary of Aviv REIT (“Aviv Financing II”), acquired a property in Pennsylvania from an unrelated third party for a purchase price of approximately $2,200,000. Aviv REIT financed this purchase with cash.

•	In March 2011, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $9,581,000. Aviv REIT financed this purchase with cash.

•	In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. Aviv REIT financed this purchase with borrowings of $10,200,000 under the Revolver.

•	In April 2011, Aviv Financing II acquired three properties in Ohio from an unrelated third party for a purchase price of $9,250,000. Aviv REIT financed this purchase with cash.

•	In April 2011, Aviv Financing II acquired a property in Kansas from an unrelated third party for a purchase price of $1,300,000. Aviv REIT financed this purchase with cash.

•	In April 2011, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $2,093,000. Aviv REIT financed this purchase with cash.

•	In April 2011, Aviv Financing II acquired three properties in Texas from an unrelated third party for a purchase price of $8,707,000. Aviv REIT financed this purchase with cash.

•	In May 2011, Aviv Financing II acquired three properties in Kansas from an unrelated third party for a purchase price of $2,273,000. Aviv REIT financed this purchase with cash.

•	In May 2011, Aviv Financing II acquired a property in Missouri from an unrelated third party for a purchase price of $5,470,000. Aviv REIT financed this purchase with cash.

•	In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. Aviv REIT financed this purchase with cash. As part of this acquisition, Aviv REIT recognized an approximate $3,333,000 addition to the purchase price as per the guidance within ASC 805 as it relates to an earn-out provision defined at closing (Level 3).
Liquidity and Capital Resources
          We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our revolving credit facility will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity securities.

          We intend to repay indebtedness incurred under our credit facilities from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional equity interests and other securities.
          We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new tenants and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from issuances of securities or borrowings (including under our acquisition credit line and our revolving credit facility).
Indebtedness Outstanding
          Our indebtedness outstanding is comprised principally of borrowings under our mortgage term loan, acquisition credit line, revolving credit facility and the Senior Notes. We have a total indebtedness of approximately $511.5 million as of June 30, 2011. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.
          Mortgage Term Loan and Acquisition Credit Line
          On September 17, 2010, Aviv Financing I entered into a five year credit agreement with General Electric Capital Corporation, which provides a $405.0 million mortgage term loan and a $100.0 million acquisition credit line. The acquisition credit line is available for draw until September 2013. The initial term of the mortgage term loan and acquisition credit line expires in September 2015 with two one-year extension options, provided that certain conditions precedent for the extensions are satisfied, including, without limitation, payment of a fee equal to 0.25% of the then existing principal balance of the mortgage term loan and acquisition credit line and meeting certain debt service coverage and debt yield tests.
          Our mortgage term loan and acquisition credit line generally require the consolidated borrowers under the facility to maintain a debt service coverage ratio of 1.50:1.00 and a distribution coverage ratio of 1.10:1.00. In addition, the Partnership and its consolidated subsidiaries must maintain a debt service coverage ratio of 1.25:1.00 and a debt yield ratio of greater than 17.25%. We are permitted to include cash on hand in calculating such debt service coverage ratios. Immediately following any draw on the acquisition credit line, both before and after giving effect to such draw, the consolidated borrowers under the mortgage term loan and acquisition credit line must have a pro forma debt yield ratio of at least 18%. Our debt yield ratio is the ratio of (i) either consolidated EBITDA or rental revenue for the most recently completed two fiscal quarter period times two to (ii) the average daily outstanding principal balance of loans outstanding under the mortgage term loan and acquisition credit line during the period.
          As of June 30, 2011, we were in compliance with the financial covenants of our outstanding debt and lease agreements.
          7.75% Senior Notes due 2019
          On February 4, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”) issued $200.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”) in a private placement. The Issuers are majority owned subsidiaries of Aviv REIT. Such Senior Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.5 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to repay all outstanding indebtedness under our acquisition credit line and to partially repay our outstanding mortgage term loan.
          On April 5, 2011, the Issuers issued an additional $100.0 million aggregate principal amount of Senior Notes in a private placement. Such Senior Notes were sold at a premium, resulting in gross proceeds of $102.8 million and net proceeds of approximately $99.8 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to partially repay indebtedness outstanding under our mortgage term loan, and together with proceeds from additional equity investments made by Aviv REIT’s shareholders, to fund pending investments.
          On July 21, 2011, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes issued in the aforementioned private placements for freely tradable notes that have been registered under the Securities Act of 1933.

          The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.
          The Senior Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 15, 2015, at the redemption prices set forth in the indenture governing the Senior Notes (the “Indenture”), plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 15, 2015, the Issuers may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 15, 2014, the Issuers may redeem up to 35% of the principal amount of the Senior Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 107.75% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.
          The Indenture governing the Senior Notes contains restrictive covenants that, among other things, restrict the ability of Aviv REIT, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to Aviv REIT. The Indenture also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the Senior Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding Senior Notes may become due and payable immediately.
          As of June 30, 2011, we were in compliance with all applicable financial covenants under the Senior Notes.
          Revolving Credit Facility
          In conjunction with the Senior Notes issuance on February 4, 2011, Aviv Financing IV, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $25 million secured revolving credit facility with Bank of America (the “Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under our Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to our option to elect to use a prime base rate) plus a margin that is determined by our leverage ratio from time to time. As of June 30, 2011 the interest rates are based upon the base rate (3.25% at June 30, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.00% at June 30, 2011). We are permitted to include cash on hand in calculating our leverage ratio for periods through June 30, 2011. The initial term of our Revolver expires in January 2014 with a one-year extension option. We have the right to increase the amount of the Revolver by up to $75.0 million (resulting in total availability of $100.0 million), provided that certain conditions precedent are satisfied.
          The Revolver is secured by first lien mortgages on 14 of our properties, a pledge of the capital stock of our subsidiaries owning such properties (plus the equity of our subsidiary that acts as the holding company of the subsidiaries owning such properties) and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under our Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the amount of a hypothetical mortgage based on the net revenues for the prior four quarters (on a pro forma basis for recently acquired properties) and (ii) 65% of the appraised value, in each case, of the properties securing our revolving credit facility. As of June 30, 2011, there were no amounts outstanding under our Revolver.
          The Revolver contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of June 30, 2011, we were in compliance with all applicable financial covenants under the Revolver.
Contractual Obligations
          The following table shows the amounts due in connection with the contractual obligations described above as of June 30, 2011 (including future interest payments).

	Payments Due by Period
	(in thousands)
	Less than				More than
	1 Year	1-3 Years	3-5 Years		5 Years	Total
Mortgage term loan and other notes payable	$8,564	$36,506	$218,675	(1)	$—	$263,745
7 3/4% Senior Notes due 2019 (2)	11,625	46,500	46,500		374,917	479,542

Total	$20,189	$83,006	$265,175	(1)	$374,917	$743,287

(1)	Primarily relates to maturity of indebtedness under our mortgage term loan and acquisition credit line in September 2015. Does not give effect to any amounts to be drawn under the acquisition credit line which would also mature in September 2015. See “—Mortgage Term Loan and Acquisition Credit Line” above.

(2)	Reflects $300 million outstanding of our 7 3/4% Senior Notes due 2019.
Cash Flows
          Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
•	Cash provided by operations increased $4.6 million, or 16.1%, from $28.7 million for the six months ended June 30, 2010 to $33.3 million for the same period in 2011. The increase was primarily due to an increase that resulted from additional rent associated with $143 million of acquisitions and investments made in the twelve months ending June 30, 2011 and the full impact of $8.1 million of acquisitions and investment made during the six months ended June 30, 2010.

•	Cash used in investing activities increased $53.0 million, or 285.2%, from cash used of $18.6 million for the six months ended June 30, 2010 to cash used of $71.6 million for the same period in 2011. This increase was largely due to the increase in acquisition and investment activity in the twelve months ended June 30, 2011, as compared to the same period in 2010.

•	Cash provided by financing activities increased $72.6 million, or 321.2%, from cash used of $22.6 million for the six months ended June 30, 2010 to cash provided of $50.0 million for the same period in 2011. The increase was primarily due to a follow-on equity investment by Lindsay Goldberg in January 2011 and the issuance of our Senior Notes in February 2011 and April 2011.
Summary of Significant Accounting Policies
Estimates
          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of Aviv REIT, the Partnership and all controlled subsidiaries. Aviv REIT considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.
Quarterly Reporting
          The accompanying unaudited financial statements and notes of Aviv REIT as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of Aviv REIT’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for Aviv REIT for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of full year results.
          The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in each of Aviv REIT’s and the Partnership’s annual reports for the year ended December 31, 2010 filed as part of the Partnership’s Registration Statement on Form S-4 declared effective by the SEC on July 21, 2011.
Rental Properties
          Aviv REIT periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of Aviv REIT’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis.
Revenue Recognition
          Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assumed. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.
          Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$22,288,482	$19,637,134	$42,782,298	$38,921,411
Deferred rental income	1,462,068	1,141,885	296,146	1,237,278
Rental income from intangible amortization	362,196	492,633	724,393	2,263,298

Total rental income	$24,112,746	$21,271,652	$43,802,837	$42,421,987

          During the three and six months ended June 30, 2011 and 2010, deferred rental revenue includes a write-off (expense) of deferred rent receivable of $254,406, $3,281,374, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.
Lease Accounting
          Aviv REIT, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to Aviv REIT’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $32,747, $70,212, $33,975, $72,514 and for the three and six months ended June 30, 2011 and 2010, respectively.
          All of Aviv REIT’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Loan Receivables
          Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of June 30, 2011 and December 31, 2010, loan receivable reserves amounted to $1,073,639 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.
Stock-Based Compensation
          Aviv REIT follows ASC 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, Aviv REIT adopted a 2010 Management Incentive Plan (the “Plan”) as part of the transaction with Lindsay Goldberg. A pro-rata allocation of non-cash stock-based compensation expense is made to Aviv REIT and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by Aviv REIT through June 30, 2011 is summarized in Footnote 9 in Part I, Item 1, “Financial Statements.”
Fair Value of Financial Instruments
          ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
          Aviv REIT’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.
          Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon Aviv REIT’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding mortgage and other notes payable obligations with a carrying value of approximately $511.5 million and $440.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of debt as of June 30, 2011 was $520.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to Aviv REIT on similar borrowings. Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon Aviv REIT’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding loan receivables with a carrying value of $32.1 million and $36.6 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of June 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to Aviv REIT on similar borrowings.
Derivative Instruments
          Aviv REIT has implemented ASC 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of Aviv REIT’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or Aviv REIT does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.
Income Taxes
          For federal income tax purposes, Aviv REIT intends to elect, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (“REIT”) effective as of the date of the transaction with Lindsay Goldberg that occurred on September 17, 2010. To qualify as a REIT, Aviv REIT must meet certain organizational, income, asset and distribution tests. Aviv REIT currently intends to comply with these requirements and maintain REIT status. If Aviv REIT fails to qualify as a REIT in any taxable year, Aviv REIT will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, Aviv REIT may still be subject to federal excise tax. In addition, Aviv REIT may be subject to certain state and local income and franchise taxes. Historically, Aviv REIT and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the transaction with Lindsay Goldberg, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of June 30, 2011 or December 31, 2010.
Business Combinations
          Aviv REIT applies ASC 805, Business Combinations (“ASC 805”), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed. Acquisition related costs are expensed as incurred. Prior to the transaction with Lindsay Goldberg on September 17, 2010, Aviv Asset Management, L.L.C. (“AAM”) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10 in Part I, Item 1, “Financial Statements”). Upon the transaction with Lindsay Goldberg in September 2010, AAM became a consolidated entity of Aviv REIT and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the transaction with Lindsay Goldberg.
Reclassifications
          Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on Aviv REIT’s consolidated financial position or results of operations.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.
          We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of June 30, 2011 was approximately $521 million.

Item 4. CONTROLS AND PROCEDURES.
          Evaluation of Disclosure Controls and Procedures of Aviv REIT Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended June 30, 2011, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
           Evaluation of Disclosure Controls and Procedures of Aviv Healthcare Properties Limited Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.
           Changes in Internal Control over Financial Reporting of Aviv Healthcare Properties Limited Partnership. During the quarter ended June 30, 2011, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
PART II. OTHER INFORMATION.
Item 1. LEGAL PROCEEDINGS.
          We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to materially harm our business, financial condition or results of operations.
Item 1A. RISK FACTORS.
          The following risk factors address the material risks and uncertainties concerning our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected. Some statements in this report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Managements Discussion and Analysis of Financial Condition—Forward-Looking Statements.”
Risks Relating to Our Business and Operations
Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.
          We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, including any other SNFs or other properties or businesses they may acquire or operate. Cash flow generated by certain individual properties have not in the past been, and currently are not, sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if any of our major tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. While we have generally been successful in the past in transitioning properties from one tenant to another where properties are underperforming, there can be no assurance that we will be able to continue to identify and successfully transition underperforming properties going forward. In addition, from time to time we may recognize deferred rent write-offs in connection with transitioning properties. These adverse developments could arise due to a number of factors, including those described in the risk factors below, including those under the heading “—Risks Relating to Our Tenants and the Skilled Nursing Facility Industry.”
We are subject to risks associated with debt financing, which could negatively impact our business and our ability to repay maturing debt.
          Financing for future investments and our maturing commitments may be provided by borrowings under our credit facilities, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness or support collateral obligations and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to repay all maturing debt and to pay distributions to our stockholders. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability. Moreover, additional debt financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable to a downturn in our results of operations or the economy generally.
We have substantial indebtedness and have the ability to incur significant additional indebtedness.
          We have substantial indebtedness and we may increase our indebtedness in the future. As of June 30, 2011, we had total indebtedness of $511.5 million outstanding, including $300.0 million of indebtedness with respect to our Senior Notes due 2019, $199 million of indebtedness with respect to our mortgage term loan and $10 million of other indebtedness with respect to two acquisitions. Our level of indebtedness could have important consequences to our business. For example, it could:
•	limit our ability to satisfy our obligations with respect to our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business;

•	increase our cost of borrowing;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business;

•	require us to pledge as collateral substantially all of our assets;

•	require us to maintain certain debt coverage and financial ratios at specified levels, thereby reducing our financial flexibility;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	limit our ability to make distributions to our stockholders, which may cause us to become subject to federal corporate income tax on any income that we do not distribute;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interests;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	place us at a potential competitive disadvantage compared to our competitors that have less debt.
          In addition, we have the ability to incur substantial additional debt, including secured debt. If we incur additional debt, the related risks described above could intensify.
We may be unable to service our indebtedness.

          Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our mortgage term loan, our acquisition credit line, our revolving credit facility or from other sources in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other liquidity needs, including making distributions and dividends to maintain our REIT status. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our mortgage term loan, our acquisition credit line, our revolving credit facility and our Senior Notes, on commercially reasonable terms or at all. In particular, our mortgage term loan, our acquisition credit line and our revolving credit facility will mature prior to the maturity of our Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our mortgage term loan, our acquisition credit line, our revolving credit facility and the indenture governing our Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, although the indenture governing our Senior Notes limits our ability to incur additional indebtedness, this limitation is subject to a number of significant exceptions and the amount of additional indebtedness incurred could nevertheless be substantial. Furthermore, the indenture governing our Senior Notes does not impose any limitation on our ability to incur liabilities that are not considered indebtedness under such indenture.
Covenants in our debt agreements will restrict our activities and could adversely affect our business.
          Our debt agreements contain various covenants that limit our ability and the ability of our restricted subsidiaries to engage in various transactions including:
•	Incurring additional secured and unsecured debt;

•	Paying dividends or making other distributions on, redeeming or repurchasing the capital stock of Aviv REIT;

•	Making investments or other restricted payments;

•	Entering into transactions with affiliates;

•	Issuing stock of or interests in restricted subsidiaries;

•	Engaging in non-healthcare related business activities;

•	Creating restrictions on the ability of our restricted subsidiaries to pay dividends or other amounts to us;

•	Selling assets; or

•	Effecting a consolidation or merger or selling all or substantially all of our assets.
          These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our mortgage term loan, our acquisition credit line and our revolving credit facility require us to maintain specified financial covenants, which include a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as satisfy other financial condition tests. The indenture governing our Senior Notes due 2019 requires us to maintain Total Unencumbered Assets (as defined therein) of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.
          A breach of any of the covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in such debt becoming immediately due and payable. This, in turn, could cause our other debt to become due and payable as a result of cross-acceleration provisions contained in the agreements governing such other debt. We may be unable to maintain compliance with these covenants and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.

A rise in interest rates may impact our future debt costs.
          We have availability to borrow $100.0 million under our acquisition credit line and $25.0 million under our revolving credit facility (which, subject to certain conditions precedent, can be increased by an additional $75.0 million), and any amounts borrowed under the facilities would accrue interest at variable rates. Because we may incur a significant amount of indebtedness that bears interest at a variable rate, we may be exposed to market risks relating to changes in interest rates. A significant increase in interest rates could impact the ability of our subsidiaries to make distributions to us, which would reduce or available cash and impact our ability to finance future investments and meet maturing commitments. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.
Certain tenants account for a significant percentage of our rental income, and the failure of any of these tenants to meet their obligations to us could materially reduce our rental income and net income.
          For the twelve months ended June 30, 2011, approximately 13.0% of our total rent under existing leases was from Evergreen, which operates 17 of our properties in California, Montana, Nevada, Oregon and Washington, approximately 10.7% of our total rent under existing leases was from Daybreak, which operates 32 of our properties in Texas, and approximately 9.8% of our total rent under existing leases was from SunMar, which operates 13 of our properties in California. No other tenant generated more than 9.3% of our total rent under existing leases for the twelve months ended June 30, 2011.
          The failure or inability of any of these tenants, or of other tenants that account for a significant percentage of our rental income, to meet their obligations to us could materially reduce our rental income and net income, which could in turn materially adversely affect our results of operations and our ability to make payments on our indebtedness.
The geographic concentration of our properties could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, resulting in a decrease in our revenues or otherwise negatively impacting our results of operations.
          For the twelve months ended June 30, 2011, the three states from which we derived the largest amount of rent under existing leases were California (17.8%), Texas (14.8%) and Arkansas (9.1%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to Medicaid, acts of nature and other factors that may result in a decrease in demand for long-term care services in these states could have an adverse impact on our tenants’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.
Our portfolio currently consists predominantly of SNFs; any significant cost increases, reductions in reimbursement rates or other regulatory changes could negatively affect our tenants’ businesses and their ability to meet their obligations to us.
          Our portfolio is predominately comprised of SNFs. As a result of our focus on SNFs, any changes in governmental rules and regulations, particularly with respect to Medicare and Medicaid reimbursement, or any other changes negatively affecting SNFs, could have an adverse impact on our tenants’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.
We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources.
          Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking acquisitions or other strategic opportunities, regardless of whether the contemplated transactions are completed, and in combining our operations in the event that any such transactions are completed.
          Our ability to acquire properties successfully may be constrained by the following significant risks:
•	competition from other real estate investors with significant capital, including publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions; and

•	failure to finance an acquisition on favorable terms or at all.
          If any of these risks are realized, our business, financial condition and results of operations and our ability to make payments on our indebtedness may be materially and adversely affected.
          The fact that we must distribute 90% of our REIT taxable income annually in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from our leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our ability to make payments on our indebtedness.
          Beginning with the fiscal year ending December 31, 2012, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to begin reporting on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio is limited.
          Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. In addition, our properties are special purpose properties that could not be readily converted to general residential, retail or office use. Transfers of operations of SNFs and other healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.
          We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations.
Uninsured losses or losses in excess of our tenants’ insurance coverage could adversely affect our financial position and our cash flow.
          Under the terms of our leases, our tenants are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the tenant. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flows from, the property. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.

As an owner of real property, we may be exposed to environmental liabilities.
          Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us, may be liable in certain circumstances for the costs of investigation, removal, remediation or release of hazardous or toxic substances (including materials containing asbestos) at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons or adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances, and liability may be imposed on the owner in connection with the activities of a tenant at the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our tenants’ ability to attract additional residents, our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
          Although our leases require the tenant to indemnify us for certain environmental liabilities, the scope of such obligations may be limited. For instance, some of our leases do not require the tenant to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure you that any such tenant would be able to fulfill its indemnification obligations. If we were to be liable for any such environmental liabilities and were unable to seek recovery against our tenants, our business, financial condition and results of operations could be materially and adversely affected.
We depend upon our key employees and our failure to retain or attract sufficient numbers of qualified personnel could have a material adverse effect on our business.
          Our future performance depends to a significant degree upon the continued contributions of our management team and other employees. As of June 30, 2011, we had 22 full-time employees and two part-time employees and, as a result, the loss of even a small number of our employees may have an adverse effect on our business. Accordingly, our future success depends on our ability to retain, attract, hire and train skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Consequently, we may not be successful in retaining, attracting, hiring and training the people we need, which would seriously impede our ability to implement our business strategy.
Craig M. Bernfield has significant influence over our board of directors.
          Pursuant to a Stockholders Agreement entered into by Aviv REIT, Inc., an affiliate of Lindsay Goldberg, LLC, a representative of certain limited partners related to the family of Zev Karkomi and an entity formed by Craig Bernfield, our Chairman, President and Chief Executive Officer, a total of eleven votes are to be cast at all meetings of Aviv REIT’s board of directors. Subject to certain exceptions, Class B directors, who are designated by Mr. Bernfield, are entitled to cast a total of six such votes. As a result, subject to certain exceptions, Mr. Bernfield has the ability to effectively control many of our decisions and substantially influence our business, policies, affairs and matters requiring the approval of our board of directors, including the determination of the outcome of many significant corporate transactions.
Risks Relating to Our Tenants and the Skilled Nursing Facility Industry
Our tenants’ failure to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may affect their ability to meet their obligations to us.
          Our tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. We have no direct control over our tenants’ ability to meet the numerous federal, state and local regulatory requirements. The failure of any of our tenants to comply with these laws, requirements and regulations may affect their ability to meet their obligations to us. In particular:
•	Licensing and Certification. Our tenants and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. In addition, some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification, that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new tenant.
•	Medicare and Medicaid Certification. A significant portion of the revenues of our tenants that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Loss of certification could cause the revenues of our tenants to decline, potentially jeopardizing their ability to meet their obligations to us.

•	Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties, which may affect that tenant’s ability to meet its obligations to us or to continue operating the facility.

•	Other Laws. Other laws that impact how our tenants conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our tenants’ management of property and equipment and how our tenants generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. We cannot predict the effect additional costs to comply with these laws may have on the expenses of our tenants and their ability to meet their obligations to us.

•	Legislative and Regulatory Developments. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by tenants, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of tenants to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. Regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and their ability to meet their obligations to us.
Our tenants depend on reimbursement from government and other third-party payors; reimbursement rates from such payors may be reduced, which could cause our tenants’ revenues to decline and affect their ability to meet their obligations to us.
          The ability of our tenants to generate revenue and profit influences the underlying value of our properties. Revenues of our tenants are generally derived from payments for patient care. Sources of such payments for SNFs include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our tenants, have in the past and could in the future result in a substantial reduction in our tenants’ revenues. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, healthcare facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our tenants. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our tenants’

liquidity, financial condition and results of operations, which could cause the revenues of our tenants to decline and which may affect their ability to meet their obligations to us.
Changes to Medicare payment rates may adversely affect our business, financial position or results of operations.
          On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which will become effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is expected to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012. Although we are unable to predict the extent of the final rule’s impact on our SNF tenants, we expect that the final rule will have an adverse impact on the business and financial results of our SNF tenants, which may adversely affect our business, financial position or results of operations if our SNF tenants are not able to timely make their rental payments.
Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement.
          A number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our tenants with the goal of decreasing state expenditures under their state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our tenants under both the Medicaid and Medicare programs. Potential reductions in Medicaid and Medicare reimbursement to our tenants could reduce the cash flow of our tenants and their ability to meet their obligations to us.
Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.
          Our tenants may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our tenants, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants due to state law prohibitions or limitations of availability. As a result, our tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the tenant’s business and its ability to meet its obligations to us.
          Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare facility operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential litigation in the future has materially increased the costs incurred by our tenants for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Increased costs could limit our tenants’ ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a tenant, our revenue from the affected property could be reduced or eliminated for an extended period of time.
The bankruptcy, insolvency or financial deterioration of our tenants could delay or prevent our ability to collect unpaid rents or require us to find new tenants.
          We receive substantially all of our income as rent payments under leases of our properties. We have very limited control over the success or failure of our tenants’ businesses and, at any time, any of our tenants may experience a downturn in its business that may weaken its financial condition. As a result, our tenants may fail to make rent payments when due or declare bankruptcy. Any tenant failures to make rent payments when due or tenant bankruptcies could result in the termination of the tenant’s lease and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and our ability to make payments on our indebtedness.
          If tenants are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of a tenant to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement tenant, operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another tenant, successfully reposition the property for other uses or sell the property on terms that are favorable to us.
          If any lease expires or is terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and our ability to make payments on our indebtedness.
          Any bankruptcy filing by or relating to one of our tenants could bar all efforts by us to collect pre-bankruptcy debts from that tenant or seize its property. A tenant bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and our ability to make payments on our indebtedness. Furthermore, dealing with a tenant’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
          If one or more of our tenants files for bankruptcy relief, the U.S. federal Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. However, our leases with tenants that lease more than one of our properties are generally made pursuant to a single master lease covering all of that tenant’s properties leased from us, or are cross-defaulted with other leases, and consequently there is uncertainty about how such arrangements may be treated in a bankruptcy. It is possible that in bankruptcy the debtor-tenant may be required to assume or reject the master lease or cross-defaulted leases as a whole, rather than making the decision on a property-by-property basis, thereby preventing the debtor-tenant from assuming the better performing properties and terminating the master lease or cross-defaulted leases with respect to the poorer performing properties. The U.S. federal Bankruptcy Code generally requires that a debtor must assume or reject a contract in its entirety. Thus, under this scenario, a debtor could not choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable state law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others.
Risks Relating to Our Tax Status and Other Tax Related Matters
Our failure to remain qualified as a REIT would have significant adverse consequences to us and our ability to make payments on our indebtedness.
          Aviv REIT intends to operate in a manner that will allow it to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). Aviv REIT intends to make the election to be taxed as a REIT effective as of its taxable year ending December 31, 2010. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements contained herein are not binding on the IRS or any court. If we fail to qualify or lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for satisfying our obligations for each of the years involved because:
•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to U.S. federal income tax at regular corporate rates;

•	we also could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following a year during which we were disqualified.
          Qualification as a REIT involves the application of highly technical and complex Code provisions and regulations promulgated thereunder for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent violation could jeopardize our ability to remain qualified as a REIT. The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. In order to remain qualified as a REIT, we must satisfy a number of requirements on a continuing basis, including requirements regarding the composition of our assets, sources of our gross income and stockholder ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains.

          As a result of these factors, our failure to qualify as a REIT also could impair our ability to expand our business, raise capital and make payments on our indebtedness.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
          Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may use taxable REIT subsidiaries to undertake indirectly activities that the REIT rules might otherwise preclude it from doing directly or through pass-through subsidiaries. Such taxable REIT subsidiaries will be subject to corporate level income tax at regular rates.
To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
          To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments. The terms of the indenture governing our Senior Notes due 2019, our mortgage term loan, our acquisition credit line and our revolving credit facility restrict our ability to incur additional indebtedness.
Complying with REIT requirements may limit our ability to hedge effectively.
          The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% gross income test or the 95% gross income test, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary, or TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
          The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common stock and impair our ability to raise capital through the sale of equity. The U.S. federal income tax rules that affect REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our common stock and impair our ability to raise capital through the sale of equity.
We have limited experience operating as a REIT and therefore may have difficulty in successfully and profitably operating our business in compliance with the regulatory requirements applicable to REITs.
          Aviv REIT was formed on July 30, 2010, and we have limited experience operating as a REIT and complying with the numerous technical restrictions and limitations set forth in the Code, as applicable to REITs. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with regulatory requirements applicable to REITs, and you should be especially cautious in drawing conclusions about the ability of our management team to operate our business.

Item 6. EXHIBITS.

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., filed with the State Department of Assessments and Taxation of the State of Maryland on September 14, 2010, included as Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), dated September 17, 2010, included as Exhibit 3.4 to Registrant’s
Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.2	Registration Rights Agreement, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc., the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.3	Registration Rights Agreement, dated as of April 5, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc., the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.4	Form of 73/4% Senior Notes due 2019 (included in Exhibit 4.1).

10.1	Credit Agreement, dated as of September 17, 2010, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.1	Amendment No. 1 to Credit Agreement, dated as of February 4, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.2	Amendment No. 2 to Credit Agreement, dated as of April 5, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.3	Borrower Joinder Agreement and Affirmation Agreement, dated as of October 1, 2010, among Southeast Missouri Property, L.L.C., as Additional Borrower, Yuba Aviv, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.4	Borrower Joinder and Affirmation Agreement, dated as of December 30, 2010, among Great Bend Property, L.L.C., Arma Yates, L.L.C., Orange ALF Property, L.L.C., each as Additional Borrowers, October Associates, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.5	Release Agreement, dated as of February 4, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.6	Release Agreement, dated as of April 5, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.2	Credit Agreement, dated as of February 4, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.2.1	Amendment No. 1 to Credit Agreement, dated as of March 22, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.3	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.4	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.7	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

31.1*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer of Aviv REIT, Inc. in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer of Aviv REIT, Inc. in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Executive Officer of Aviv REIT, Inc. in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*	Certification of Chief Financial Officer of Aviv REIT, Inc. in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

August 15, 2011	By:	/s/ Steven J. Insoft

	Name:	Steven J. Insoft
	Title:	Chief Financial Officer and Treasurer
(principal financial officer)

August 15, 2011	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP
By: Aviv REIT, Inc., its general partner
	By:	/s/ Steven J. Insoft
		Name:	Steven J. Insoft
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.