Form 10-Q
period 2011-09-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2011-11-14
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                     to

Commission file number 333-173824-103 (Aviv REIT, Inc.)

Commission file number 333-173824 (Aviv Healthcare Properties Limited Partnership)

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Aviv REIT, Inc.) Delaware (Aviv Healthcare Properties Limited Partnership)	27-3200673 (Aviv REIT, Inc.) 35-2249166 (Aviv Healthcare Properties Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 W. Madison Street, Suite 2400 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 855-0930

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of November 14, 2011, Aviv REIT, Inc. had 262,278 shares of common stock outstanding.

As of November 14, 2011, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 262,278 Class G Units outstanding.

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

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$6,264,886	$13,029,474
Deferred rent receivable	28,873,295	30,660,773
Tenant receivables, net	6,090,209	1,168,842
Rental properties and financing leases, at cost:
Land	90,882,968	76,466,020
Buildings and improvements	705,696,951	615,806,273
Assets under direct financing leases	10,881,228	10,777,184

	807,461,147	703,049,477
Less accumulated depreciation	(91,252,681)	(75,948,944)

Net rental properties	716,208,466	627,100,533
Deferred finance costs, net	13,648,381	9,957,636
Loan receivables, net	30,868,334	36,610,638
Other assets	5,629,414	12,872,323

Total assets	$807,582,985	$731,400,219

Liabilities and equity
Accounts payable and accrued expenses	$10,090,892	$6,012,809
Tenant security and escrow deposits	14,218,676	13,658,384
Other liabilities	31,584,569	25,996,492
Mortgage and other notes payable	525,486,808	440,575,916

Total liabilities	581,380,945	486,243,601
Equity:
Stockholders' equity
Common stock (par value $0.01; 235,898 and 227,003 shares outstanding, respectively)	2,359	2,270
Additional paid-in-capital	234,775,166	223,838,999
Accumulated deficit	(15,219,201)	(2,261,839)
Accumulated other comprehensive (loss) income	(1,669,782)	2,188,155

Stockholders' equity	217,888,542	223,767,585
Noncontrolling interests	8,313,498	21,389,033

Total equity	226,202,040	245,156,618

Total liabilities and equity	$807,582,985	$731,400,219

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental income	$20,979,359	$21,354,972	$64,782,196	$63,776,959
Tenant recoveries	1,800,900	1,640,285	5,325,960	4,851,521
Interest on loans to lessees—capital expenditures	266,506	183,613	957,608	909,186
Interest on loans to lessees—working capital and capital lease	970,316	1,144,301	2,960,338	2,937,698

Total revenues	24,017,081	24,323,171	74,026,102	72,475,364
Expenses
Rent and other operating expenses	228,499	199,500	621,304	484,476
General and administrative	5,974,461	2,376,911	12,986,000	6,486,367
Real estate taxes	1,771,520	1,558,495	5,473,975	4,870,994
Depreciation	5,322,918	4,451,210	15,303,737	13,248,400
Loss on impairment	858,916	96,000	858,916	96,000

Total expenses	14,156,314	8,682,116	35,243,932	25,186,237

Operating income	9,860,767	15,641,055	38,782,170	47,289,127
Other income and expenses:
Interest and other income	7,276	(14,116)	840,144	41,816
Interest expense	(9,311,128)	(5,211,327)	(26,226,779)	(16,123,723)
Change in fair value of derivatives	—	489,312	—	2,931,309
Amortization of deferred financing costs	(667,406)	(194,324)	(1,996,845)	(472,914)
Earnout accretion	(100,088)	—	(166,814)	—
Gain on sale of assets	—	581,734	—	581,734
Loss on extinguishment of debt	—	(2,285,028)	(3,806,513)	(2,285,028)

Total other income and expenses	(10,071,346)	(6,633,749)	(31,356,807)	(15,326,806)

Net (loss) income	(210,579)	9,007,306	7,425,363	31,962,321
Distributions and accretion on Class E Preferred Units	—	(9,353,806)	—	(17,371,893)
Net loss (income) allocable to common units of Partnership/noncontrolling interests	96,030	960,162	(3,386,174)	(13,976,766)

Net (loss) income allocable to stockholders	$(114,549)	$613,662	$4,039,189	$613,662

Net (loss) income	$(210,579)		$7,425,363
Unrealized loss on derivative instrument	(4,086,047)		(7,164,043)

Total comprehensive (loss) income	$(4,296,626)		$261,320

Net (loss) income allocable to stockholders	$(114,549)		$4,039,189
Unrealized loss on derivative instrument, net of noncontrolling interest portion of $1,863,352 and $3,306,106, respectively	(2,222,695)		(3,857,937)

Total comprehensive (loss) income allocable to stockholders	$(2,337,244)		$181,252

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2011 (unaudited)

	Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2011	227,003	$2,270	$223,838,999	$(2,261,839)	$2,188,155	$223,767,585	$21,389,033	$245,156,618
Non-cash stock (unit)-based compensation	—	—	936,256	—	—	936,256	662,459	1,598,715
Distributions to partners	—	—	—	—	—	—	(14,237,819)	(14,237,819)
Capital contributions	8,895	89	9,999,911	—	—	10,000,000	419,757	10,419,757
Unrealized loss on derivative instruments	—	—	—	—	(3,857,937)	(3,857,937)	(3,306,106)	(7,164,043)
Dividends to stockholders	—	—	—	(16,996,551)	—	(16,996,551)	—	(16,996,551)
Net inco-me	—	—	—	4,039,189	—	4,039,189	3,386,174	7,425,363

Balance at September 30, 2011	235,898	$2,359	$234,775,166	$(15,219,201)	$(1,669,782)	$217,888,542	$8,313,498	$226,202,040

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$7,425,363	$31,962,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,303,737	13,248,400
Amortization	1,996,845	472,914
Change in fair value of derivatives	—	(2,931,309)
Deferred rental loss (income), net	1,586,497	(2,600,415)
Rental income from intangible amortization, net	(1,044,431)	(3,318,913)
Non-cash stock (unit)-based compensation	1,598,715	345,101
Gain on sale of assets	—	(581,734)
Non-cash loss on extinguishment of debt	3,806,513	1,437,233
Loss on impairment of assets	858,916	96,000
Reserve for uncollectible loan receivables	1,250,113	—
Accretion of earn-out provision for previously acquired rental properties	166,814	—
Changes in assets and liabilities:
Tenant receivables	(6,685,920)	557,018
Other assets	2,070,268	(309,666)
Accounts payable and accrued expenses	95,433	(1,080,771)
Tenant security deposits and other liabilities	3,048,863	40,327

Net cash provided by operating activities	31,477,726	37,336,506

Investing activities
Purchase of rental properties	(80,719,101)	(8,380,000)
Sales of rental properties	—	3,988,927
Capital improvements and other developments	(17,300,401)	(5,863,863)
Payment of earn-out provision for previously acquired rental properties	—	(9,600,731)
Loan receivables received from (funded to) others, net	6,256,744	(5,637,247)

Net cash used in investing activities	(91,762,758)	(25,492,914)

Financing activities
Borrowings of debt	328,802,912	405,000,000
Repayment of debt	(243,892,020)	(480,309,036)
Payment of financing costs	(9,429,792)	(10,405,360)
Payment for swap termination	—	(3,380,160)
Capital contributions	10,419,757	223,772,055
Redemption of Class E Preferred Units	—	(92,001,451)
Redemption of Class F Units	—	(23,602,649)
Cash distributions to partners	(14,838,568)	(33,003,335)
Cash dividends to stockholders	(17,541,845)	—

Net cash provided by (used in) financing activities	53,520,444	(13,929,936)

Net decrease in cash and cash equivalents	(6,764,588)	(2,086,344)
Cash and cash equivalents:
Beginning of period	13,029,474	15,542,507

End of period	$6,264,886	$13,456,163

Supplemental cash flow information
Cash paid for interest	$25,080,857	$16,644,364

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$5,547,639	$—
Accrued distributions payable to partners	$4,646,091	$3,106,549
Earn-out accrual and addition to rental properties	$3,332,745	$—
Write-off of deferred rent receivable	$6,785,132	$2,233,768
Write-off of in-place lease intangibles, net	$35,536	$1,956,499
Write-off of deferred financing costs, net	$3,806,513	$1,235,969
Write-off debt discount	$—	$202,307

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 200 properties, principally skilled nursing facilities, across the United States at September 30, 2011. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among the REIT, Aviv Healthcare Merger Sub LP, a Delaware limited partnership of which the REIT is the general partner (Merger Sub), Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the predecessor to the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership. All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At September 30, 2011, there were 235,898 shares of common stock and 125 shares of preferred stock outstanding. An additional 26,380 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and included in additional paid-in-capital.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. An additional $10 million was contributed by the REIT’s stockholders on January 25, 2011. Subsequently, an additional $30 million was contributed by the REIT’s stockholders on October 28, 2011.

The operating results of the Partnership are allocated based upon the respective economic interests therein. As of September 30, 2011, the REIT owned 54.4% of the Partnership. On October 28, 2011, the REIT’s stockholders contributed $30 million to the REIT, which was further contributed to the Partnership, increasing the REIT ownership of the Partnership to 57.01%.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of full year results.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on July 21, 2011.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Rental Properties

The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis. As part of the impairment evaluation during 2011, a building in Medford, MA was impaired for $858,916 to reflect the difference between the book value and the estimated selling price less costs to dispose (Level 3).

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash rental income	$22,541,964	$18,876,220	$65,324,262	$57,857,631
Deferred rental (loss) income	(1,882,643)	1,423,137	(1,586,497)	2,600,415
Rental income from intangible amortization	320,038	1,055,615	1,044,431	3,318,913

Total rental income	$20,979,359	$21,354,972	$64,782,196	$63,776,959

During the three and nine months ended September 30, 2011 and 2010, deferred rental (loss) income includes a write-off (expense) of deferred rent receivable of $3,504,562, $6,785,936, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $33,832, $104,044, $35,100 and $107,614 for the three and nine months ended September 30, 2011 and 2010, respectively.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of September 30, 2011 and December 31, 2010, loan receivable reserves amounted to $2,000,113 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through September 30, 2011 is summarized in Footnote 9.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding mortgage and other notes payable obligations with a carrying value of approximately $525.5 million and $440.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of debt as of September 30, 2011 was $502.2 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of $30.9 million and $36.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of September 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently intends to comply with these requirements and maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of September 30, 2011 or December 31, 2010.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and historical operating results (Level 3). Acquisition related costs are expensed as incurred. Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10). Upon the Merger, AAM became a consolidated entity of the Company and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

3. Rental Property Activity

The Company had the following rental property activity during the nine months ended September 30, 2011 as described below:

•

In January 2011, Aviv Financing I acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. The Company financed this purchase through cash and borrowings of $2,131,000 under the Acquisition Credit Line (see Footnote 7).

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

•

In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. In addition, as part of this acquisition, the Company recognized an approximate $3,333,000 addition to the purchase price as per the guidance within ASC 805 as it relates to an earn-out provision defined at closing (Level 3). The Company financed this purchase through cash.

•

In August 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,100,000. The Company financed this purchase through borrowings under the Revolver (see Footnote 7).

•

In August 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $5,500,000. The Company financed this purchase through borrowings under the Revolver (see Footnote 7).

•

In September 2011, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $3,200,000. The Company financed this purchase through borrowings under the Revolver (see Footnote 7).

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Related to the above business combinations, the Company incurred $984,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2011 as follows:

Land	$13,288,000
Buildings and improvements	67,431,000

Borrowings and available cash	$80,719,000

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

4. Loan Receivables

The following summarizes the Company’s loan receivables at:

	September 30, 2011	December 31, 2010
Beginning balance, January 1, 2011 and 2010, respectively	$36,610,638	$28,970,129
New capital improvement loans issued	765,463	1,415,579
Working capital and other loans issued	6,846,377	14,705,259
Reserve for uncollectible loans	(1,250,113)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(12,017,875)	(7,730,329)

	$30,868,334	$36,610,638

The Company’s reserve for uncollectible loan receivables balances at September 30, 2011 and December 31, 2010 was $2,000,113 and $750,000, respectively. The activity for the three and nine months ended September 30, 2011 consisted of additional reserves of $926,474 and $1,250,113, respectively.

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

Interest income earned on loan receivables for the three and nine months ended September 30, 2011 and 2010 was $880,965, $2,853,722, $976,682 and $2,796,655, respectively.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at:

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

	September 30, 2011	December 31, 2010
Gross amount	$15,790,721	$10,567,931
Accumulated amortization	(2,142,340)	(610,295)

Net	$13,648,381	$9,957,636

Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.

During the three and nine months ended September 30, 2011, the Company wrote-off deferred financing costs of $0 and $4,271,312, respectively with $0 and $464,799 of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $0 and $3,806,513, respectively.

6. In-Place Lease Intangibles

The following summarizes the Company’s in-place lease intangibles classified as part of other assets or other liabilities at:

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Gross amount	$7,460,119	$24,363,147	$8,393,488	$25,798,147
Accumulated amortization	(3,193,933)	(14,737,331)	(3,049,093)	(14,049,691)

	$4,266,186	$9,625,816	$5,344,395	$11,748,456

Amortization expense for the in-place lease intangible assets for the three and nine months ended September 30, 2011 and 2010 was $161,142, $483,427, $199,628 and $621,232, respectively. Accretion for the in-place lease intangible liabilities for the three and nine months ended September 30, 2011 and 2010 was $516,566, $1,563,243, $523,339 and $1,983,647, respectively.

For both the three and nine months ended September 30, 2011, the Company wrote-off in-place lease intangible assets of $933,369 with accumulated amortization of $338,587, and in-place lease intangible liabilities of $1,435,000 with accumulated accretion of $875,603, for a net recognition of $35,385 in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

During the three and nine months ended September 30, 2010, the Company wrote-off in-place lease intangible assets of $265,000 and $2,943,000 with accumulated amortization of $215,020 and $1,531,253, and in-place lease intangible liabilities of $3,817,347 and $8,477,347 with accumulated accretion of $3,035,463 and $5,109,101, for a net recognition of $731,904 and $1,956,499 in rental income from intangible amortization, respectively. These write-offs were in connection with the anticipated termination of leases that were transitioned to new operators.

7. Mortgage and Other Notes Payable

The Company’s mortgage and other notes payable consisted of the following:

	September 30,	December 31,
	2011	2010
Mortgage (interest rates of 5.75% on September 30, 2011 and December 31, 2010, respectively)	$197,859,139	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on September 30, 2011 and December 31, 2010, respectively)	—	28,677,230
Construction loan (interest rates of 5.95% on September 30, 2011 and December 31, 2010, respectively)	2,295,066	1,312,339
Revolver (interest rate of 6.50% on September 30, 2011)	15,000,000	—

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Acquisition loans (interest rates of 6.00% on September 30, 2011 and December 31, 2010, respectively)	7,712,418	7,792,236
Senior Notes (interest rate of 7.75% on September 30, 2011), inclusive of $2.6 million net premium balance	302,620,185	—

Total	$525,486,808	$440,575,916

Senior Notes

On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of $2.75 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line.

Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under the Company’s Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of September 30, 2011 the interest rates are based upon the base rate (3.25% at September 30, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.25% at September 30, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014. The Revolver had an outstanding balance of $15,000,000 at September 30, 2011.

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$1,683,430	$809,605	$1,599,295	$—	$—	$553,761	$5,547,638
2010	$2,911,567	$997,288	$9,072,045	$—	$1,623,288	$958,840	$—

Distributions to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$5,050,290	$2,702,588	$4,823,658	$—	$—	$1,661,283	$16,996,392
2010	$9,692,937	$2,894,457	$11,917,798	$—	$5,342,466	$3,155,677	$—

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Weighted-average Units outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	236,022
2010	13,467,223	4,523,145	2	7,250	6,440,260	5,241,948	—

Weighted-average Units outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	235,207
2010	13,467,223	4,523,145	2	7,403	7,142,888	4,990,412	—

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and nine months ended September 30, 2011 and 2010 was approximately $101,500, $304,500, $101,500 and $304,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction.

The following table represents the time based option awards activity for the nine months ended September 30, 2011.

Nine months ended
September 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at June 30, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at September 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted to date	$109.37

Weighted average remaining contractual life (years)	8.97

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

The following table represents the time based option awards outstanding at September 30, 2011 as well as other Plan data:

Range of exercise prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1,000 – $1,124	22,322	8.98	$1,004

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

The Company recorded non-cash compensation expenses of $329,889 and $936,256 for the three and nine months ended September 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.

At September 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,167,606.

For the period ended December 31,	Options
2011	$168,963
2012	575,013
2013	304,499
2014	119,078
2015	53

Total	$1,167,606

Dividend equivalent rights associated with the Plan amounted to $524,567 and $1,607,181 for the three and nine months ended September 30, 2011, and are included in general and administrative expense in the consolidated statements of operations, respectively. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of $311,748, which has been paid off in full as of September 30, 2011.

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

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

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

On October 16, 2007, the Company legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Company issued a new class of Company Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. With respect to distributions other than to the holders of the Class G Units, the Class F Units have subordinated payment and liquidity preference to the Class E Units (which were subsequently cancelled) but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of $53,698,000 (of which half were subsequently redeemed). The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare REITs. The ultimate Class F Unit valuation is subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.

For accounting purposes, prior to the Merger, AAM had not been consolidated by the Company, nor had any value been ascribed to the Class F Units issued due to the ability of the Class E Unitholders prior to the Merger to unwind the acquisition as described below. Such action was outside the control of the Company, and accordingly, the acquisition is not viewed as having been consummated. The dividends earned by the Class F Unitholders were reflected as a component of management fees as described above. Prior to the Merger, the fee for management services to the Company was equal to the dividend earned on the Class F Unit.

Under certain circumstances, the Partnership Agreement did permit the Class E Unitholders to unwind this transaction and required the Company to redeem the Class F Units by returning to the affiliates all membership interests in AAM. On September 17, 2010, the Company settled the investment with JER Aviv Acquisition, LLC (JER), the sole Class E Unitholder, and cancelled all outstanding Class E Units. For accounting purposes, this treatment triggered the retroactive consolidation of AAM by the Company.

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

At September 30, 2011, the Company is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at September 30, 2011 (included in other assets)	$—
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at September 30, 2011 (included in other liabilities)	$(3,069,611)
Liability balance at December 31, 2010 (included in other liabilities)	$—

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the three and nine months ended September 30, 2011 and 2010, the Company recognized $0, $0, $489,312 and $2,931,309 of net income, respectively, in the consolidated statements of operations related to the change in the fair value of these interest rate swap agreements, where the Company did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2011 (dollars in thousands):

	Total Carrying Value at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,069)	—	(3,069)	—

	$(3,069)	$—	$(3,069)	$—

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

12. Commitments and Contingencies

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

The Company has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is approximately $1.7 million, of which approximately $1.3 million has been paid to date. For the three and nine months ended September 30, 2011, and 2010, the Company’s indemnity expense for these fees was $0.2 million, $0.3 million, $0.3 million and $1.0 million, respectively, which equaled the actual amount paid during the period, and are included as a component of general and administrative expense in the consolidated statements of operations.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

During 2011, the Company entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $0.5 million has been paid to date. The $2.0 million was accrued and included as a component of general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2011.

In the normal course of business, the Company is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Company.

13. Concentration of Credit Risk

As of September 30, 2011, the Company’s portfolio of investments consisted of 200 healthcare facilities, located in 25 states and operated by 32 third party operators. At September 30, 2011, approximately 55.3% (measured as a percentage of total assets) were leased by five private operators: Evergreen Healthcare (14.1%), Daybreak Healthcare (12.9%), Sun Mar Healthcare (9.6%), Saber Healthcare (9.5%), and Benchmark Healthcare (9.2%). No other operator represents more than 7.9% of our total assets. The five states in which the Company had its highest concentration of total assets were California (19.5%), Texas (17.0%), Missouri (10.0%), Arkansas (8.3%), and New Mexico (6.1%) at September 30, 2011.

For the nine months ended September 30, 2011, the Company’s rental income from operations totaled approximately $64.8 million, of which approximately $8.9 million was from Evergreen Healthcare (13.7%), $7.6 million was from Daybreak Venture (11.7%), $7.3 million was from Sun Mar Healthcare (11.3%), $6.9 million was from Saber Healthcare (10.7%), and $5.3 million was from Cathedral Rock (8.1%). No other operator generated more than 6.5% of the Company’s rental income from operations for the nine months ended September 30, 2011.

14. Subsequent Events

On October 28, 2011, the REIT received a contribution of $30,000,000 from its stockholders which was further contributed to the Partnership.

On October 31, 2011, Aviv Financing II entered into a promissory note as the lender with an unrelated third party for a principal sum of $11,874,013, due to mature on February 28, 2013. At closing, Aviv Financing II funded $3,186,145 of the note with the remainder to be drawn over the course of the note.

On November 1, 2011, Aviv Financing I acquired five properties in Kansas from an unrelated third party for a purchase price of $10,800,000. The Company financed the purchase through cash and borrowings of $7,560,000 under the Acquisition Credit Line.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

On November 1, 2011, Aviv Financing I acquired a property in Oklahoma from an unrelated third party for a purchase price of $3,300,000. The Company financed the purchase through cash and borrowings of $1,940,000 under the Acquisition Credit Line.

On November 1, 2011, Aviv Financing I disposed of 3 land parcels in Massachusetts in three separate transactions to unrelated third parties for a total selling price of $1,360,000 and will result in a gain that will be recognized in the fourth quarter.

On November 1, 2011, Aviv Financing I acquired 7 properties in Ohio and Pennsylvania from an unrelated third party for a purchase price of $50,143,000. The Company financed the purchase through cash and borrowings of $37,340,000 under the Acquisition Credit Line.

On November 1, 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,657,000. The Company financed the purchase through cash.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$4,995,185	$13,028,474
Deferred rent receivable	28,873,295	30,660,773
Tenant receivables, net	6,090,209	1,168,842
Rental properties and financing leases, at cost:
Land	90,882,968	76,466,020
Buildings and improvements	705,696,951	615,806,273
Assets under direct financing leases	10,881,228	10,777,184

	807,461,147	703,049,477
Less accumulated depreciation	(91,252,681)	(75,948,944)

Net rental properties	716,208,466	627,100,533
Deferred finance costs, net	13,648,381	9,957,636
Loan receivables, net	30,868,334	36,610,638
Other assets	5,629,414	12,872,323

Total assets	$806,313,284	$731,399,219

Liabilities and equity
Accounts payable and accrued expenses	$10,090,892	$6,012,809
Tenant security and escrow deposits	14,218,676	13,658,384
Other liabilities	30,315,868	25,996,492
Mortgage and other notes payable	525,486,808	440,575,916

Total liabilities	580,112,244	486,243,601
Equity:
Partners’ equity	229,270,651	241,061,186
Accumulated other comprehensive (loss) income	(3,069,611)	4,094,432

Total equity	226,201,040	245,155,618

Total liabilities and equity	$806,313,284	$731,399,219

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental income	$20,979,359	$21,354,972	$64,782,196	$63,776,959
Tenant recoveries	1,800,900	1,640,285	5,325,960	4,851,521
Interest on loans to lessees—capital expenditures	266,506	183,613	957,608	909,186
Interest on loans to lessees—working capital and capital lease	970,316	1,144,301	2,960,338	2,937,698

Total revenues	24,017,081	24,323,171	74,026,102	72,475,364

Expenses
Rent and other operating expenses	228,499	199,500	621,304	484,476
General and administrative	5,974,461	2,336,310	12,986,000	6,445,748
Real estate taxes	1,771,520	1,558,495	5,473,975	4,870,994
Depreciation	5,322,918	4,451,210	15,303,737	13,248,400
Loss on impairment	858,916	96,000	858,916	96,000

Total expenses	14,156,314	8,641,515	35,243,932	25,145,618

Operating income	9,860,767	15,681,656	38,782,170	47,329,746

Other income and expenses:
Interest and other income	7,276	(14,116)	840,144	41,816
Interest expense	(9,311,128)	(5,211,327)	(26,226,779)	(16,123,723)
Change in fair value of derivatives	—	489,312	—	2,931,309
Amortization of deferred financing costs	(667,406)	(194,324)	(1,996,845)	(472,914)
Earnout accretion	(100,088)	—	(166,814)	—
Gain on sale of assets	—	581,734	—	581,734
Loss on extinguishment of debt	—	(2,285,028)	(3,806,513)	(2,285,028)

Total other income and expenses	(10,071,346)	(6,633,749)	(31,356,807)	(15,326,806)

Net (loss) income	(210,579)	9,047,907	7,425,363	32,002,940
Distributions and accretion on Class E Preferred Units	—	(9,353,806)	—	(17,371,893)
Net income allocable to noncontrolling interests	—	(84,773)	—	(241,622)

Net income allocable to common units	$(210,579)	$(390,672)	$7,425,363	$14,389,425

Net (loss) income allocable to common units	$(210,579)		$7,425,363
Unrealized loss on derivative instruments	(4,086,047)		(7,164,043)

Total comprehensive (loss) income allocable to common units	$(4,296,626)		$261,320

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2011 (unaudited)

	Partners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2011	$241,061,186	$4,094,432	$245,155,618
Non-cash stock-based compensation	1,598,715	—	1,598,715
Distributions to partners	(31,234,370)	—	(31,234,370)
Capital contributions	10,419,757	—	10,419,757
Unrealized loss on derivative instruments	—	(7,164,043)	(7,164,043)
Net income	7,425,363	—	7,425,363

Balance at September 30, 2011	$229,270,651	$(3,069,611)	$226,201,040

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$7,425,363	$32,002,940
Adjustments to reconcile net income to net cash provided byoperating activities:
Depreciation	15,303,737	13,248,400
Amortization	1,996,845	472,914
Change in fair value of derivatives	—	(2,931,309)
Deferred rental loss (income), net	1,586,497	(2,600,415)
Rental income from intangible amortization, net	(1,044,431)	(3,318,913)
Non-cash stock (unit)-based compensation	1,598,715	304,500
Non-cash loss on extinguishment of debt	3,806,513	1,437,233
Gain on sale of assets	—	(581,734)
Loss on impairment of assets	858,916	96,000
Reserve for uncollectible loan receivables	1,250,113	—
Accretion of earn-out provision for previously acquired rental properties	166,814	—
Changes in assets and liabilities:
Due from related parties	—	(4,984,190)
Tenant receivables	(6,685,920)	557,018
Other assets	2,070,268	(324,958)
Accounts payable and accrued expenses	95,433	(1,081,289)
Tenant security deposits and other liabilities	1,780,161	39,809

Net cash provided by operating activities	30,209,024	32,336,006

Investing activities
Purchase of rental properties	(80,719,101)	(8,380,000)
Sale of rental properties	—	3,988,927
Capital improvements and other developments	(17,300,401)	(5,863,863)
Payment of earn-out provision for previously acquired rental properties	—	(9,600,731)
Loan receivables received from (funded to) others, net	6,256,744	(5,637,247)

Net cash used in investing activities	(91,762,758)	(25,492,914)

Financing activities
Borrowings of debt	328,802,912	405,000,000
Repayment of debt	(243,892,020)	(480,309,036)
Payment of financing costs	(9,429,792)	(10,405,360)
Payment for swap termination	—	(3,380,160)
Capital contributions	10,419,757	223,772,055
Redemption of Class E Preferred Units	—	(92,001,451)
Redemption of Class F Units	—	(23,602,649)
Cash distributions to partners	(32,380,412)	(33,003,335)

Net cash provided by (used in) financing activities	53,520,445	(13,929,936)

Net decrease in cash and cash equivalents	(8,033,289)	(7,086,844)
Cash and cash equivalents:
Beginning of period	13,028,474	15,542,507

End of period	$4,995,185	$8,455,663

Supplemental cash flow information
Cash paid for interest	$25,080,857	$16,644,364

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$10,193,730	$3,106,549
Earn-out accrual and addition to rental properties	$3,332,745	$—
Write-off of deferred rent receivable	$6,785,132	$2,233,768
Write-off of in-place lease intangibles, net	$35,536	$1,956,499
Write-off of deferred financing costs, net	$3,806,513	$1,235,969
Write-off debt discount	$—	$202,307

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 200 properties, principally skilled nursing facilities, across the United States at September 30, 2011. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among Aviv REIT, Inc. (the REIT), a Maryland corporation, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the Partnership. Effective on such date, the REIT is the sole general partner of the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At September 30, 2011, there were 235,898 shares of common stock and 125 shares of preferred stock outstanding. An additional 26,380 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, was contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $10 million was contributed by the REIT’s stockholders on January 25, 2011. As of September 30, 2011, the REIT owned 54.4% of the Partnership. On October 28, 2011, the REIT’s stockholders contributed $30 million to the REIT, which was further contributed to the Partnership, increasing the REIT ownership of the Partnership to 57.01%.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, the Surviving Partnership, the Operating Partnership, and all controlled subsidiaries. The Partnership considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of full year results.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on July 21, 2011.

Rental Properties

The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis. As part of the impairment evaluation during 2011, a building in Medford, MA was impaired for $858,916 to reflect the difference between the book value and the estimated selling price less costs to dispose (Level 3).

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash rental income	$22,541,964	$18,876,220	$65,324,262	$57,857,631
Deferred rental (loss) income	(1,882,643)	1,423,137	(1,586,497)	2,600,415
Rental income from intangible amortization	320,038	1,055,615	1,044,431	3,318,913

Total rental income	$20,979,359	$21,354,972	$64,782,196	$63,776,959

During the three and nine months ended September 30, 2011 and 2010, deferred rental (loss) income includes a write-off (expense) of deferred rent receivable of $3,504,562, $6,785,936, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $33,832, $104,044, $35,100, and $107,614 for the three and nine months ended September 30, 2011 and 2010, respectively.

All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of September 30, 2011 and December 31, 2010, loan

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

receivable reserves amounted to $2,000,113 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through September 30, 2011 is summarized in Footnote 9.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Partnership’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding mortgage and other notes payable obligations with a carrying value of approximately $525.5 million and $440.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of debt as of September 30, 2011 was $502.2 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of $30.9 million and $36.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of September 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of September 30, 2011 or December 31, 2010.

Business Combinations

The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and historical operating results (Level 3). Acquisition related costs are expensed as incurred. Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10). Upon the Merger, AAM became a consolidated entity of the Partnership and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

3. Rental Property Activity

The Partnership had the following rental property activity during the nine months ended September 30, 2011 as described below:

•

In January 2011, Aviv Financing I acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. The Partnership financed this purchase through cash and borrowings of $2,131,000 under the Acquisition Credit Line (see Footnote 7).

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

Notes to Consolidated Financial Statements (unaudited) - (continued)

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

•

In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. In addition, as part of this acquisition, the Partnership recognized an approximate $3,333,000 addition to the purchase price as per the guidance within ASC 805 as it relates to an earn-out provision defined at closing (Level 3). The Partnership financed this purchase through cash.

•

In August 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,100,000. The Partnership financed this purchase through borrowings under the Revolver (see Footnote 7).

•

In August 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $5,500,000. The Partnership financed this purchase through borrowings under the Revolver (see Footnote 7).

•

In September 2011, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $3,200,000. The Partnership financed this purchase through borrowings under the Revolver (see Footnote 7).

Related to the above business combinations, the Partnership incurred $984,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Partnership allocated the approximate net purchase price paid for these properties acquired in 2011 as follows:

Land	$13,288,000
Buildings and improvements	67,431,000

Borrowings and available cash	$80,719,000

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

Notes to Consolidated Financial Statements (unaudited) - (continued)

based on these factors, an additional lease intangible liability is recorded at acquisition and amortized over the renewal period.

4. Loan Receivables

The following summarizes the Partnership’s loan receivables at:

	September 30, 2011	December 31, 2010
Beginning balance, January 1, 2011 and 2010, respectively	$36,610,638	$28,970,129
New capital improvement loans issued	765,463	1,415,579
Working capital and other loans issued	6,846,377	14,705,259
Reserve for uncollectible loans	(1,250,113)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(12,017,875)	(7,730,329)

	$30,868,334	$36,610,638

The Partnership’s reserve for uncollectible loan receivables balances at September 30, 2011 and December 31, 2010 was $2,000,113 and $750,000, respectively. The activity for the three and nine months ended September 30, 2011 consisted of additional reserves of $926,474 and $1,250,113, respectively.

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

Interest income earned on loan receivables for the three and nine months ended September 30, 2011 and 2010 was $880,965, $2,853,722, $976,682 and $2,796,655, respectively.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at:

	September 30, 2011	December 31, 2010
Gross amount	$15,790,721	$10,567,931
Accumulated amortization	(2,142,340)	(610,295)

Net	$13,648,381	$9,957,636

Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.

During the three and nine months ended September 30, 2011, the Partnership wrote-off deferred financing costs of $0 and $4,271,312, respectively with $0 and $464,799 of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $0 and $3,806,513, respectively.

6. In-Place Lease Intangibles

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

The following summarizes the Partnership’s in-place lease intangibles classified as part of other assets or other liabilities at:

	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Gross amount	$7,460,119	$24,363,147	$8,393,488	$25,798,147
Accumulated amortization	(3,193,933)	(14,737,331)	(3,049,093)	(14,049,691)

	$4,266,186	$9,625,816	$5,344,395	$11,748,456

Amortization expense for the in-place lease intangible assets for the three and nine months ended September 30, 2011 and 2010 was $161,142, $483,427, $199,628 and $621,232, respectively. Accretion for the in-place lease intangible liabilities for the three and nine months ended September 30, 2011 and 2010 was $516,566, $1,563,243, $523,339 and $1,983,647, respectively.

For both the three and nine months ended September 30, 2011, the Partnership wrote-off in-place lease intangible assets of $933,369 with accumulated amortization of $338,587, and in-place lease intangible liabilities of $1,435,000 with accumulated accretion of $875,603, for a net recognition of $35,385 in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

During the three and nine months ended September 30, 2010, the Partnership wrote-off in-place lease intangible assets of $265,000 and $2,943,000 with accumulated amortization of $215,020 and $1,531,253, and in-place lease intangible liabilities of $3,817,347 and $8,477,347 with accumulated accretion of $3,035,463 and $5,109,101, for a net recognition of $731,904 and $1,956,499 in rental income from intangible amortization, respectively. These write-offs were in connection with the anticipated termination of leases that were transitioned to new operators.

7. Mortgage and Other Notes Payable

The Partnership’s mortgage and other notes payable consisted of the following:

	September 30, 2011	December 31, 2010
Mortgage (interest rates of 5.75% on September 30, 2011 and December 31, 2010, respectively)	$197,859,139	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on September 30, 2011 and December 31, 2010, respectively)	—	28,677,230
Construction loan (interest rates of 5.95% on September 30, 2011 and December 31, 2010, respectively)	2,295,066	1,312,339
Revolver (interest rate of 6.50% on September 30, 2011)	15,000,000	—
Acquisition loans (interest rates of 6.00% on September 30, 2011 and December 31, 2010, respectively)	7,712,418	7,792,236
Senior Notes (interest rate of 7.75% on September 30, 2011), inclusive of $2.6 million net premium balance	302,620,185	—

Total	$525,486,808	$440,575,916

Senior Notes

On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of $2.75 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line.

Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under the Partnership’s Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of September 30, 2011 the interest rates are based upon the base rate (3.25% at September 30, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.25% at September 30, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014. The Revolver had an outstanding balance of $15,000,000 at September 30, 2011.

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$1,683,430	$809,605	$1,599,295	$—	$—	$553,761	$5,547,638
2010	$2,911,567	$997,288	$9,072,045	$—	$1,623,288	$958,840	$—

Distributions to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$5,050,290	$2,702,588	$4,823,658	$—	$—	$1,661,283	$16,996,392
2010	$9,692,937	$2,894,457	$11,917,798	$—	$5,342,466	$3,155,677	$—

Weighted-average Units outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	236,022
2010	13,467,223	4,523,145	2	7,250	6,440,260	5,241,948	—

Weighted-average Units outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	235,207
2010	13,467,223	4,523,145	2	7,403	7,142,888	4,990,412	—

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and nine months ended September 30, 2011 and 2010 was approximately $101,500, $304,500, $101,500 and $304,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.

The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $219,557,324 and $9,713,327 at September 30, 2011, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $221,578,430 and $19,482,756 at December 31, 2010, respectively.

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction.

The following table represents the time based option awards activity for the nine months ended September 30, 2011.

Nine months ended September 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at June 30, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at September 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted to date	$109.37

Weighted average remaining contractual life (years)	8.97

The following table represents the time based option awards outstanding at September 30, 2011 as well as other Plan data:

Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1,000 – $1,124	22,322	8.98	$1,004

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

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

The Partnership recorded non-cash compensation expenses of $329,889 and $936,256 for the three and nine months ended September 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.

At September 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,167,606.

For the period ended December 31,	Options
2011	$168,963
2012	575,013
2013	304,499
2014	119,078
2015	53

Total	$1,167,606

Dividend equivalent rights associated with the Plan amounted to $524,567 and $1,607,181 for the three and nine months ended September 30, 2011, and are included in general and administrative expense in the consolidated statements of operations, respectively. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Company received a loan of $311,748, which has been paid off in full as of September 30, 2011.

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

On October 16, 2007, the Partnership legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Partnership issued a new class of Partnership Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. With respect to distributions other than to the holders of the Class G Units, the Class F Units have subordinated payment and liquidity preference to the Class E Units (which were subsequently cancelled) but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of $53,698,000 (of which half were subsequently redeemed). The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare REITs. The ultimate Class F Unit valuation is subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.

For accounting purposes, prior to the Merger, AAM had not been consolidated by the Partnership, nor had any value been ascribed to the Class F Units issued due to the ability of the Class E Unitholders prior to the Merger to unwind the acquisition as described below. Such action was outside the control of the Partnership, and accordingly, the acquisition is not viewed as having been consummated. The dividends earned by the Class F Unitholders were reflected as a component of management fees as described above. Prior to the Merger, the fee for management services to the Partnership was equal to the dividend earned on the Class F Unit.

Under certain circumstances, the Partnership Agreement did permit the Class E Unitholders to unwind this transaction and required the Partnership to redeem the Class F Units by returning to the affiliates all membership interests in AAM. On September 17, 2010, the Partnership settled the investment with JER Aviv Acquisition, LLC (JER), the sole Class E Unitholder, and cancelled all outstanding Class E Units. For accounting purposes, this treatment triggered the retroactive consolidation of AAM by the Partnership.

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

At September 30, 2011, the Partnership is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at September 30, 2011 (included in other assets)	$—
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at September 30, 2011 (included in other liabilities)	$(3,069,611)
Liability balance at December 31, 2010 (included in other liabilities)	$—

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the three and nine months ended September 30, 2011 and 2010, the Partnership recognized $0, $0, $489,312 and $2,931,309 of net income, respectively, in the consolidated statements of operations related to the change in the fair value of these interest rate swap agreements, where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2011 (dollars in thousands):

	Total Carrying Value at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,069)	—	(3,069)	—

	$(3,069)	$—	$(3,069)	$—

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

12. Commitments and Contingencies

The Partnership has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is approximately $1.7 million, of which approximately $1.3 million has been paid to date. For the three and nine months ended September 30, 2011, and 2010, the Partnership’s indemnity expense for these fees was $0.2

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

million, $0.3 million, $0.3 million, and $1.0 million, respectively, which equaled the actual amount paid during the period, and are included as a component of general and administrative expense in the consolidated statements of operations.

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

During 2011, the Partnership entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $0.5 million has been paid to date. The $2.0 million was accrued and included as a component of general and administrative expense in the consolidated statements of operations for the three and nine months ended September 30, 2011.

In the normal course of business, the Partnership is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Partnership.

13. Concentration of Credit Risk

As of September 30, 2011, the Partnership’s portfolio of investments consisted of 200 healthcare facilities, located in 25 states and operated by 32 third party operators. At September 30, 2011, approximately 55.3% (measured as a percentage of total assets) were leased by five private operators: Evergreen Healthcare (14.1%), Daybreak Healthcare (12.9%), Sun Mar Healthcare (9.6%), Saber Healthcare (9.5%), and Benchmark Healthcare (9.2%). No other operator represents more than 7.9% of our total assets. The five states in which the Partnership had its highest concentration of total assets were California (19.5%), Texas (17.0%), Missouri (10.0%), Arkansas (8.3%), and New Mexico (6.1%) at September 30, 2011.

For the nine months ended September 30, 2011, the Partnership’s rental income from operations totaled approximately $64.8 million, of which approximately $8.9 million was from Evergreen Healthcare (13.7%), $7.6 million was from Daybreak Venture (11.7%), $7.3 million was from Sun Mar Healthcare (11.3%), $6.9 million was from Saber Healthcare (10.7%), and $5.3 million was from Cathedral Rock (8.1%). No other operator generated more than 6.5% of the Partnership’s rental income from operations for the nine months ended September 30, 2011.

14. Subsequent Events

On October 28, 2011, the REIT received a contribution of $30,000,000 from its stockholders which was further contributed to the Partnership.

On October 31, 2011, Aviv Financing II entered into a promissory note as the lender with an unrelated third party for a principal sum of $11,874,013, due to mature on February 28, 2013. At closing, Aviv Financing II funded $3,186,145 of the note with the remainder to be drawn over the course of the note.

On November 1, 2011, Aviv Financing I acquired five properties in Kansas from an unrelated third party for a purchase price of $10,800,000. The Partnership financed the purchase through cash and borrowings of $7,560,000 under the Acquisition Credit Line.

On November 1, 2011, Aviv Financing I acquired a property in Oklahoma from an unrelated third party for a purchase price of $3,300,000. The Partnership financed the purchase through cash and borrowings of $1,940,000 under the Acquisition Credit Line.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) - (continued)

On November 1, 2011, Aviv Financing I disposed of 3 land parcels in Massachusetts in three separate transactions to unrelated third parties for a total selling price of $1,360,000 and will result in a gain that will be recognized in the fourth quarter.

On November 1, 2011, Aviv Financing I acquired 7 properties in Ohio and Pennsylvania from an unrelated third party for a purchase price of $50,143,000. The Partnership financed the purchase through cash and borrowings of $37,340,000 under the Acquisition Credit Line.

On November 1, 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,657,000. The Partnership financed the purchase through cash.

15. Condensed Consolidating Information

The Company and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011 and April 2011. Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,271,415	$(180,674)	$(95,556)	$—	$4,995,185
Net rental properties	—	695,350,780	20,857,686	—	716,208,466
Deferred financing costs, net	8,052,697	5,578,415	17,269	—	13,648,381
Other	11,433,017	59,919,777	108,458	—	71,461,252
Investment in and due from related parties, net	519,873,869	(306,467,903)	(9,024,554)	(204,381,412)	—

Total assets	$544,630,998	$454,200,395	$11,863,303	$(204,381,412)	$806,313,284

Liabilities and equity
Mortgage and other notes payable	$302,620,185	$212,859,139	$10,007,484	$—	$525,486,808
Due to related parties	6,071,663	—	—	—	6,071,663
Tenant security and escrow deposits	25,000	13,993,509	200,167	—	14,218,676
Accounts payable and accrued expenses	3,779,263	5,382,260	929,369	—	10,090,892
Other liabilities	5,930,847	18,313,358	—	—	24,244,205

Total liabilities	318,426,958	250,548,266	11,137,020	—	580,112,244
Total equity	226,204,040	203,652,129	726,283	(204,381,412)	226,201,040

Total liabilities and equity	$544,630,998	$454,200,395	$11,863,303	$(204,381,412)	$806,313,284

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$12,126,776	$908,612	$(6,914)	$—	$13,028,474
Net rental properties	—	609,972,113	17,128,420	—	627,100,533
Deferred financing costs, net	100,000	9,834,291	23,345	—	9,957,636
Other	13,380,055	67,896,040	36,481	—	81,312,576
Investment in and due from related parties, net	232,906,755	(42,847,014)	(6,964,810)	(183,094,931)	—

Total assets	$258,513,586	$645,764,042	$10,216,522	$(183,094,931)	$731,399,219

Liabilities and equity
Mortgage and other notes payable	$—	$431,471,341	$9,104,575	$—	$440,575,916
Due to related parties	6,092,936	—	—	—	6,092,936
Tenant security and escrow deposits	—	13,422,705	235,679	—	13,658,384
Accounts payable and accrued expenses	1,431,564	4,102,506	478,739	—	6,012,809
Other liabilities	5,833,468	14,070,088	—	—	19,903,556

Total liabilities	13,357,968	463,066,640	9,818,993	—	486,243,601
Total equity	245,155,618	182,697,402	397,529	(183,094,931)	245,155,618

Total liabilites and equity	$258,513,586	$645,764,042	$10,216,522	$(183,094,931)	$731,399,219

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$20,633,075	$346,284	$—	$20,979,359
Tenant recoveries	—	1,770,829	30,071	—	1,800,900
Interest on loans to lessees	436,193	800,629	—	—	1,236,822

Total revenues	436,193	23,204,533	376,355	—	24,017,081
Expenses
Rent and other operating expenses	39,958	188,541	—	—	228,499
General and administrative	2,960,242	3,013,419	800	—	5,974,461
Real estate taxes	—	1,741,449	30,071	—	1,771,520
Depreciation	—	5,205,742	117,176	—	5,322,918
Loss on impairment	—	858,916	—	—	858,916

Total expenses	3,000,200	11,008,067	148,047	—	14,156,314

Operating (loss) income	(2,564,007)	12,196,466	228,308	—	9,860,767

Total other income and expenses	(5,952,062)	(4,001,306)	(117,978)	—	(10,071,346)

Net (loss) income	(8,516,069)	8,195,160	110,330	—	(210,579)

Equity in income (loss) of subsidiaries	8,305,490	—	—	(8,305,490)	—

Net (loss) income allocable to common units	$(210,579)	$8,195,160	$110,330	$(8,305,490)	$(210,579)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$63,743,341	$1,038,855	$—	$64,782,196
Tenant recoveries	—	5,235,746	90,214	—	5,325,960
Interest on loans to lessees	1,058,317	2,859,629	—	—	3,917,946

Total revenues	1,058,317	71,838,716	1,129,069	—	74,026,102
Expenses
Rent and other operating expenses	120,526	500,778	—	—	621,304
General and administrative	6,235,686	6,746,687	3,627	—	12,986,000
Real estate taxes	—	5,383,762	90,213	—	5,473,975
Depreciation	—	14,952,208	351,529	—	15,303,737
Loss on impairment	—	858,916	—	—	858,916

Total expenses	6,356,212	28,442,351	445,369	—	35,243,932

Operating (loss) income	(5,297,895)	43,396,365	683,700	—	38,782,170

Total other income and expenses	(14,421,675)	(16,580,185)	(354,947)	—	(31,356,807)

Net (loss) income	(19,719,570)	26,816,180	328,753	—	7,425,363

Equity in income (loss) of subsidiaries	27,144,933	—	—	(27,144,933)	—

Net (loss) income allocable to common units	$7,425,363	$26,816,180	$328,753	$(27,144,933)	$7,425,363

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$21,269,273	$85,699	$—	$21,354,972
Tenant recoveries	—	1,620,844	19,441	—	1,640,285
Interest on loans to lessees	448,264	879,650	—	—	1,327,914

Total revenues	448,264	23,769,767	105,140	—	24,323,171
Expenses
Rent and other operating expenses	—	199,500	—	—	199,500
General and administrative	538,258	1,793,684	4,368	—	2,336,310
Real estate taxes	—	1,539,054	19,441	—	1,558,495
Depreciation	—	4,416,056	35,154	—	4,451,210
Loss on impairment	—	96,000	—		96,000

Total expenses	538,258	8,044,294	58,963	—	8,641,515

Operating (loss) income	(89,994)	15,725,473	46,177	—	15,681,656

Total other income and expenses	(98,938)	(6,534,811)	—	—	(6,633,749)

Net (loss) income	(188,932)	9,190,662	46,177	—	9,047,907

Distributions and accretion on Class E Preferred units	(9,353,806)	—	—	—	(9,353,806)
Net income attributable to noncontrolling interests	(84,773)	—	—	—	(84,773)
Equity in income (loss) of subsidiaries	9,236,839	—	—	(9,236,839)	—

Net (loss) income allocable to common units	$(390,672)	$9,190,662	$46,177	$(9,236,839)	$(390,672)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$63,374,715	$402,244	$—	$63,776,959
Tenant recoveries	—	4,793,199	58,322	—	4,851,521
Interest on loans to lessees	1,146,486	2,700,398	—	—	3,846,884

Total revenues	1,146,486	70,868,312	460,566	—	72,475,364
Expenses
Rent and other operating expenses	—	484,476	—	—	484,476
General and administrative	1,641,708	4,798,973	5,067	—	6,445,748
Real estate taxes	—	4,812,672	58,322	—	4,870,994
Depreciation	—	13,143,298	105,102	—	13,248,400
Loss on impairment	—	96,000	—	—	96,000

Total expenses	1,641,708	23,335,419	168,491	—	25,145,618

Operating (loss) income	(495,222)	47,532,893	292,075	—	47,329,746

Total other income and expenses	(302,212)	(15,024,594)	—	—	(15,326,806)

Net (loss) income	(797,434)	32,508,299	292,075	—	32,002,940

Distributions and accretion on Class E Preferred units	(17,371,893)	—	—	—	(17,371,893)
Net income attributable to noncontrolling interests	(241,622)	—	—	—	(241,622)
Equity in income (loss) of subsidiaries	32,800,374	—	—	(32,800,374)	—

Net (loss) income allocable to common units	$14,389,425	$32,508,299	$292,075	$(32,800,374)	$14,389,425

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(280,891,669)	$308,940,822	$2,159,871	$—	$30,209,024
Net cash provided by (used in) investing activities	1,906,008	(90,517,343)	(3,151,423)	—	(91,762,758)
Financing activities
Borrowings of debt	302,620,184	25,200,000	982,728	—	328,802,912
Repayment of debt	—	(243,812,202)	(79,818)	—	(243,892,020)
Payment of financing costs	(8,529,229)	(900,563)	—	—	(9,429,792)
Capital contributions	10,419,757	—	—	—	10,419,757
Cost of raising capital	—	—	—	—	—
Cash distributions to partners	(32,380,412)	—	—	—	(32,380,412)

Net cash provided by (used in) financing activities	272,130,300	(219,512,765)	902,910	—	53,520,445

Net decrease in cash and cash equivalents	(6,855,361)	(1,089,286)	(88,642)	—	(8,033,289)
Cash and cash equivalents:
Beginning of period	12,126,776	908,612	(6,914)	—	13,028,474

End of period	$5,271,415	$(180,674)	$(95,556)	$—	$4,995,185

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to the Consolidated Financial Statements - unaudited - (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(55,606,900)	$87,979,517	$(36,611)	$—	$32,336,006
Net cash used in investing activities	(2,054,813)	(23,438,101)	—	—	(25,492,914)
Financing activities
Borrowings of debt	—	405,000,000	—	—	405,000,000
Repayment of debt	(12,000,000)	(468,309,036)	—	—	(480,309,036)
Payment of financing costs	—	(10,405,360)	—	—	(10,405,360)
Payment for swap termination	—	(3,380,160)	—	—	(3,380,160)
Capital contributions	223,772,055	—	—	—	223,772,055
Redemption of Class E Preferred Units	(92,001,451)	—	—	—	(92,001,451)
Redemption of Class F Units	(23,602,649)	—	—	—	(23,602,649)
Cash distributions to partners	(29,847,658)	(3,155,677)	—	—	(33,003,335)

Net cash provided by (used in) financing activities	66,320,297	(80,250,233)	—	—	(13,929,936)

Net increase (decrease) in cash and cash equivalents	8,658,584	(15,708,817)	(36,611)	—	(7,086,844)
Cash and cash equivalents:
Beginning of period	256,598	15,285,909	—	—	15,542,507

End of period	$8,915,182	$(422,908)	$(36,611)	$—	$8,455,663

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under “Risk Factors” and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We operate a self-administered real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing operators of SNFs for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which as of September 30, 2011 consisted of 202 properties, of which 186 were SNFs, with 19,600 licensed beds in 25 states leased to 32 operators.

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

We lease our properties to a diversified group of 32 operators with no single operator representing more than 13.7% of our revenues for the nine months ended September 30, 2011. We have a geographically diversified portfolio of properties located in 25 states, with no state representing more than 19.8% of our revenues for the nine months ended September 30, 2011. Our properties are leased to third party tenants under long-term triple-net leases. The operators are responsible for all operating costs and expenses related to the property, including facility maintenance and insurance required in connection with the properties and the business conducted on the properties, taxes levied on or with respect to the properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. Our leases are typically master leases with initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, cross-default provisions and security deposits and typically do not have operator purchase options. As of September

30, 2011, the leases for 201 of our 202 properties were supported by personal and/or corporate guarantees. As of September 30, 2011, our leases had an average remaining term of 8.5 years.

We finance investments through borrowings under our credit facilities, unsecured senior notes, private placements of equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. As a key part of our growth strategy, we evaluate acquisition opportunities on an ongoing basis and are in various stages of due diligence, preliminary discussions or competitive bidding with respect to a number of potential transactions, some of which would be significant. None of these potential significant transactions is so far advanced as to make the transaction reasonably certain.

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

Liquidity and Access to Capital

Our single largest cost is the interest expense we incur on our debt obligations. In order to continue to expand and optimize our capital to expand our portfolio, we rely on access to the capital markets on an ongoing basis. We seek to balance this reliance by maintaining ready access to funds to make investments as the opportunities arise. We have extensive experience in and a successful track record of raising debt and equity capital over the past 30 years.

Our indebtedness outstanding is comprised principally of term loans secured by first mortgages, unsecured obligations under the Senior Notes and borrowings under our mortgage term loan, an acquisition credit line and a revolving credit facility.

Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

Factors Affecting Our Tenants’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our tenants. Certain economic factors present both opportunities and risks to our tenants and, therefore, influence their ability to meet their obligations to us. These factors directly affect our tenants’ operations and, given our reliance on their performance under our leases, present risks to us that may affect our results of operations or ability to meet our financial obligations. The recent U.S. economic slowdown and other factors have resulted in cost-cutting at both the federal and state levels, which, in certain situations, resulted in a reduction of reimbursement rates and levels to our tenants under both the Medicare and Medicaid programs.

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

On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which became effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is expected to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012.

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

Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our cash expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments and the general and administrative costs associated with operating our business. These interest charges are associated with our mortgage term loan, acquisition credit line and revolving credit facility as well as certain asset specific loans.

•	Rent and Other Operating Expenses

When we lease an office or a property, we recognize related rent expense.

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

We have implemented a policy that requires management to make quarterly assessments of the market value of our properties relative to the amounts at which we carry them on our balance sheet. This assessment requires a combination of factors. We utilize objective financial modeling that compares the sum of the undiscounted cash flows from future contractual rents plus the terminal value against the depreciated book value of an asset. In addition, certain subjective factors such as market condition and property condition are considered as well as lease structure. We consider these results in our assessment of whether potential impairment indicators are present.

Other Income and Expenses

•	Interest and Other Income

We sweep our excess cash balances into overnight interest-bearing accounts.

•	Interest Expense

We recognize the interest we incur on our existing borrowings as an interest expense.

•	Change in Fair Value of Derivatives

We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting.

•	Amortization of Deferred Financing Costs

We incur non-cash charges that reflect costs incurred with arranging certain debt instruments. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

•	Loss on Extinguishment of Debt

We recognize costs relating to extinguishing debt prior to initial termination dates when we incur them, including the non-cash write-off of deferred financing costs.

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

The Partnership follows ASC 718, Compensation-Stock Compensation (“ASC 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, Aviv REIT adopted a 2010 Management Incentive Plan (the Plan) as part of the merger transaction with an affiliate of Lindsay Goldberg LLC (“Lindsay Goldberg”). A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan.

The Partnership had established an officer incentive program linked to its future value. These awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended September 30, 2011 and 2010 was $101,500 and $101,500, respectively. The related expense for the nine months ended September 30, 2011 and 2010 was $304,500 and $304,500, respectively. As a result of the transaction with Lindsay Goldberg on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on such date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations through the ultimate vesting date of December 31, 2012.

The following table represents the time based option awards activity for the nine months ended September 30, 2011.

Nine months ended September 30, 2011
Outstanding at January 1, 2011	21,866
Granted	456
Exercised	—
Cancelled/Forfeited	—

Outstanding at March 31, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at June 30, 2011	22,322
Granted	—
Exercised	—
Cancelled/Forfeited	—

Outstanding at September 30, 2011	22,322
Options exercisable at end of period	—

Weighted average fair value of options granted	$109.37

Weighted average remaining contractual life (years)	8.97

The following table represents the time based option awards outstanding at September 30, 2011 as well as other Plan data:

Range of exercise prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1,000 – $1,124	22,322	8.98	$1,004

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

Aviv REIT recorded non-cash compensation expenses of $329,889 and $936,256 for the three and nine months ended September 30, 2011, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.

At September 30, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,167,606.

For the period ended December 31,	Options
2011	$168.963
2012	575,013
2013	304,499
2014	119,078
2015	53

Total	$1,167,606

Dividend equivalent rights associated with the Plan amounted to $524,567 and $1,607,181 for the three and nine months ended September 30, 2011, and are included in general and administrative expense in the consolidated statements of operations. These dividend rights will be paid in four installments as the options vest.

Non Cash Loss on Extinguishment of Debt. We incurred certain expense associated with the partial pre-payment of our secured mortgage term loan. Costs associated with the origination of this loan were capitalized and being ratably expensed over the life of the loan. When we pre-paid this loan in part, we recognized a prorated non-cash expense write-off for the unamortized capitalized debt costs.

Reserve for Uncollected Rental Income and Uncollectable Loan Receivable. We incur an expense estimate for a reserve based upon our historical collection record of billed rental income and collections of loan receivables and an understanding of the financial operating results of the underlying operator.

Investing Activities

Cash used in investing activities consists of cash that is used during a period for making new investments, capital expenditures and tenant loans offset by cash provided by investing activities from net loan receivables and sales of rental properties.

Financing Activities

Cash provided by financing activities consists of cash we received from issuances of debt and equity capital. This cash provides the primary basis for the investments in new properties, capital expenditures and tenant loans. While we may invest a portion of our cash from operations into new investments, as a result of our distribution requirements to maintain our REIT status, it is likely that additional debt or equity issuances will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions/dividends paid to partners/stockholders.

Results of Operations

The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Partnership.

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenues

Revenues decreased $0.3 million, or 1.3%, from $24.3 million for the three months ended September 30, 2010 to $24.0 million for the same period in 2011. The decrease in rental revenue generally resulted from the write-off of deferred rental income and intangibles as a result of owned assets being transitioned to new operators resulting in new lease agreements, which was offset by additional rent associated with the acquisitions and investments made during 2011.

Revenues increased $1.5 million, or 2.1%, from $72.5 million for the nine months ended September 30, 2010 to $74.0 million for the same period in 2011. The increase in rental revenue generally resulted from the write-off of deferred rental income and intangibles as a result of owned assets being transitioned to new operators resulting in new lease agreements, which was offset by additional rent associated with the acquisitions and investments made during 2011.

Detailed changes in revenues for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were as follows:

•

Rental income decreased $0.4 million, or 1.8%, from $21.4 million for the three months ended September 30, 2010 to $21.0 million for the same period in 2011. The decrease is primarily due to the write-off of deferred rental income and intangibles of approximately $4.1 million as a result of owned assets being transitioned to new operators resulting in new lease agreements, which was partially offset by the additional rent of approximately $4.3 million associated the current year acquisitions and investments.

Rental income increased $1.0 million, or 1.6%, from $63.8 million for the nine months ended September 30, 2010 to $64.8 million for the same period in 2011. The increase is primarily due to additional rent of approximately $8.7 million associated the current year acquisitions and investments, which was partially offset by the write-off of deferred rental income of approximately $6.8 million.

•

Tenant recoveries increased $0.2 million, or 9.8%, from $1.6 million for the three months ended September 30, 2010 to $1.8 million for the same period in 2011. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due increases in real estate taxes from investments held more than one year.

Tenant recoveries increased $0.5 million, or 9.8%, from $4.8 million for the nine months ended September 30, 2010 to $5.3 million for the same period in 2011. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due to increases in real estate taxes from investments held more than one year.

•

Interest on loans to tenants decreased $0.1 million, or 6.9%, from $1.3 million for the three months ended September 30, 2010 to $1.2 million for the same period in 2011. The decrease was due to reduced interest earned due to the repayment of principal on certain loans.

Interest on loans to tenants increased $0.1 million, or 1.8%, from $3.8 million for the nine months ended September 30, 2010 to $3.9 million for the same period in 2011. Most of this increase was a result of loans to tenants for capital expenditures for which we receive interest, which was partially offset by the repayment of principal on certain loans.

Expenses

Expenses increased $5.5 million, or 63.1%, from $8.7 million for the three months ended September 30, 2010 to $14.2 million for the same period in 2011. This increase was primarily due to an increase in general and administrative expenses of $3.6 million which was primarily attributable to $1.9 million in indemnity payments in the 2011 period.

Expenses increased $10.0 million, or 39.9%, from $25.2 million for the nine months ended September 30, 2010 to $35.2 million for the same period in 2011. These increases were primarily due to an increase in general and administrative expenses of $6.5 million which was primarily attributable to a $1.3 million increase in indemnity payments, a $2.9 million increase in share-based compensation and $1.0 million in closing costs expensed in conjunction with acquisitions for the nine months ended September 30, 2011 compared to the same period in 2010.

Detailed changes in expenses for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were as follows:

•

Rent and other operating expenses increased $29,000, or 14.5%, from $200,000 for the three months ended September 30, 2010 to $229,000 for the same period in 2011. This increase is primarily due to increases in insurance premiums, which was partially offset by a decrease in rent for the corporate space for the three months ended September 30, 2011.

Rent and other operating expenses increased $0.1 million, or 28.2%, from $0.5 million for the nine months ended September 30, 2010 to $0.6 million for the same period in 2011. This increase is primarily due to increases in insurance premiums, which was partially offset by a decrease in rent for the corporate space for the nine months ended September 30, 2011.

•

General and administrative expense increased $3.6 million, or 151.4%, from $2.4 million for the three months ended September 30, 2010 to $6.0 million for the same period in 2011. The increase was primarily due to a $1.9 million indemnity payment and a $0.5 million increase expense attributable to share based compensation during the three months ended September 30, 2011.

General and administrative expense increased $6.5 million, or 100%, from $6.5 million for the nine months ended September 30, 2010 to $13.0 million for the same period in 2011. The increase was primarily due to a $1.3 million increase in indemnity payments, a $2.9 million increase expense attributable to share based compensation and $1.0 million increase in closing costs expensed in conjunction with 2011 acquisitions.

•

Real estate tax expense increased by $0.2 million, or 13.7%, from $1.6 million for the three months ended September 30, 2010 compared to $1.8 million for the same period in 2011. The increase is associated with additional taxes for newly acquired facilities described above.

Real estate tax expense increased by $0.6 million, or 12.4%, from $4.9 million for the nine months ended September 30, 2010 compared to $5.5 million for the same period in 2011. The increase is associated with additional taxes for newly acquired facilities described above.

•

Depreciation expense increased $0.9 million, or 19.6%, from $4.4 million for the three months ended September 30, 2010 to $5.3 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above.

Depreciation expense increased $2.1 million, or 15.5%, from $13.2 million for the nine months ended September 30, 2010 to $15.3 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above.

•

Loss on impairment expense increased $763,000, or 794.7%, from $96,000 for the three months ended September 30, 2010 to $859,000 for the same period in 2011. The increase was a result of the anticipated loss on sale for one property that will be sold subsequent to September 30, 2011.

Loss on impairment expense increased $763,000, or 794.7%, from $96,000 for the three months ended September 30, 2010 to $859,000 for the same period in 2011. The increase was a result of the anticipated loss on sale for one property that will be sold subsequent to September 30, 2011.

Other Income and Expenses

•

Interest and other income increased $21,000, from $(14,000) for the three months ended September 30, 2010 to $7,000 for the same period in 2011. Interest and other income expense is materially consistent period over period.

Interest and other income increased $798,000, from $42,000 for the nine months ended September 30, 2010 to $840,000 for the same period in 2011. The increase was primarily due to $810,000 of sales proceeds from the sale of bed licenses at two of our facilities.

•

Interest expense increased $4.1 million, or 78.7%, from $5.2 million for the three months ended September 30, 2010 to $9.3 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and senior notes.

Interest expense increased $10.1 million, or 62.7%, from $16.1 million for the nine months ended September 30, 2010 to $26.2 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and Senior Notes.

•

Income relating to the change in fair value of derivatives decreased $0.5 million, or 100%, from a gain of $0.5 million in the three months ended September 30, 2010 to $0 in the same period in 2011. We settled our existing swaps in September 2010 as part of our debt refinancing. We entered into new swap arrangements in November 2010 and because these swaps have been deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

Income relating to the change in fair value of derivatives decreased $2.9 million, or 100%, from a gain of $2.9 million in the nine months ended September 30, 2010 to $0 in the same period in 2011. We settled our existing swaps in September 2010 as part of our debt refinancing. We entered into new swap arrangements in November 2010 and because these swaps have been deemed to be eligible for hedge accounting, and such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

•

Amortization of deferred financing fees increased $0.5 million, or 243.5%, from $0.2 million for the three months ended September 30, 2010 to $0.7 million for the same period in 2011. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010 and our $300 million issuance of Senior Notes in 2011 and subsequent amortization.

Amortization of deferred financing fees increased $1.5 million, or 322.2%, from $0.5 million for the nine months ended September 30, 2010 to $2.0 million for the same period in 2011. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010 and our $300 million issuance of Senior Notes in 2011 and subsequent amortization.

•

Earnout accretion increased $0.1 million, or 100%, from $0 for the three months ended September 30, 2010 to $0.1 million for the same period in 2011. The increase is due to the amortization of the earnout provision liability for three months related to an acquisition that closed in May 2011.

Earnout accretion increased $0.2 million, or 100%, from $0 for the nine months ended September 30, 2010 to $0.2 million for the same period in 2011. The increase is due to the amortization of the earnout provision liability for five months related to an acquisition that closed in May 2011.

•

Loss on extinguishment of debt decreased $2.3 million, or 100%, from $2.3 million for the three months ended September 30, 2010 to $0 for the same period in 2011. This non-recurring cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

Loss on extinguishment of debt increased $1.5 million, or 66.6%, from $2.3 million for the nine months ended September 30, 2010 to $3.8 for the same period in 2011. This non-recurring cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

Property Acquisitions

Aviv REIT had the following rental property activity during the nine months ended September 30, 2011 as described below:

•

In January 2011, Aviv Financing I, L.L.C., an indirect subsidiary of Aviv REIT (“Aviv Financing I”), acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. Aviv REIT financed this purchase with cash and borrowings of $2,131,000 under the acquisition credit line.

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

•

In May 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $12,000,000. As part of this acquisition, Aviv REIT recognized an additional approximate $3,333,000 addition to the purchase price as per the guidance within ASC 805 as it relates to the earn-out provision defined at closing (Level 3). Aviv REIT financed this purchase with cash.

•

In August 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,100,000. Aviv REIT financed this purchase through borrowings under the acquisition credit line.

•

In August 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $5,500,000. Aviv REIT financed this purchase through borrowings under the acquisition credit line.

•

In September 2011, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $3,200,000. Aviv REIT financed this purchase through borrowings under the acquisition credit line.

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

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our mortgage term loan, acquisition credit line, revolving credit facility and the Senior Notes. We have a total indebtedness of approximately $525.5 million as of September 30, 2011. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

Mortgage Term Loan and Acquisition Credit Line

On September 17, 2010, Aviv Financing I entered into a five year credit agreement with General Electric Capital Corporation, or GE, which provides a $405.0 million mortgage term loan and a $100.0 million acquisition credit line. The acquisition credit line can be paid down and redrawn until September 2013. The initial term of the mortgage term loan and acquisition credit line expires in September 2015 with two one-year extension options, provided that certain conditions precedent for the extensions are satisfied, including, without limitation, payment of a fee equal to 0.25% of the then existing principal balance of the mortgage term loan and acquisition credit line and meeting certain debt service coverage and debt yield tests.

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

As of September 30, 2011, we were in compliance with the financial covenants of our outstanding debt and lease agreements.

7.75% Senior Notes due 2019

On February 4, 2011 we, through the Partnership and Aviv Healthcare Capital Corporation (collectively, the “Issuers”), which are majority-owned subsidiaries of Aviv REIT, issued $200.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”) in a private placement. The Issuers are majority owned subsidiaries of Aviv REIT. Such Senior Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.5 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to repay all outstanding indebtedness under our acquisition credit line and to partially repay our outstanding mortgage term loan.

On April 5, 2011 we issued an additional $100.0 million aggregate principal amount of Senior Notes in a private placement. Such Senior Notes were sold at a premium, resulting in gross proceeds of $102.8 million and net proceeds of approximately $99.8 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to partially repay indebtedness outstanding under our mortgage term loan, and together with proceeds from additional equity investments made by Aviv REIT’s shareholders, to fund pending investments.

On July 21, 2011, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes issued in the aforementioned private placements for freely tradable notes that have been registered under the Securities Act of 1933. The exchange consummated on August 22, 2011, and 100% of the Senior Notes were exchanged for registered Senior Notes.

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

As of September 30, 2011, we were in compliance with all applicable financial covenants under the indenture governing the Senior Notes.

Revolving Credit Facility

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $25 million secured revolving credit facility with Bank of America (the “Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolver. The interest rate under the Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time, and the interest rate as of September 30, 2011 was 6.50% (prime plus 3.25%). We are permitted to include cash on hand in calculating our leverage ratio for periods through June 30, 2011. The initial term of our Revolver expires in January 2014 with a one-year extension option. We have the right to increase the amount of the Revolver by up to $75.0 million (resulting in total availability of $100.0 million), provided that certain conditions precedent are satisfied.

The Revolver is secured by first lien mortgages on 14 of our properties, a pledge of the capital stock of our subsidiaries owning such properties (plus the equity of our subsidiary that acts as the holding company of the subsidiaries owning such properties) and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under our Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the amount of a hypothetical mortgage based on the net revenues for the prior four quarters (on a pro forma basis for recently acquired properties) and (ii) 65% of the appraised value, in each case, of the properties securing our revolving credit facility. As of September 30, 2011, the Revolver had an outstanding balance of $15.0 million.

The Revolver contains customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The secured revolving credit facility also requires us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. As of September 30, 2011, we were in compliance with all applicable financial covenants under the Revolver.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of September 30, 2011 (including future interest payments).

	Payments Due by Period
		(in thousands)
	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years	Total
Mortgage term loan and other notes payable	$18,115	$52,670	$205,970	(1)	$—	$276,755
7 3/4% Senior Notes due 2019 (2)	23,250	46,500	46,500		356,188	472,439

Total	$41,365	$99,170	$252,470	(1)	$356,188	$749,193

(1)	Primarily relates to maturity of indebtedness under our mortgage term loan and acquisition credit line in September 2015. Does not give effect to any amounts to be drawn under the acquisition credit line which would also mature in September 2015. Interest rate for mortgage term loan is inclusive of swap rate. See “—Mortgage Term Loan and Acquisition Credit Line” above.
(2)	Reflects $300 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

•

Cash provided by operations decreased $5.8 million, or 15.7%, from $37.3 million for the nine months ended September 30, 2010 to $31.5 million for the same period in 2011. The decrease was primarily due to a decrease in net income of approximately $24.5 million and an increase in outstanding tenant receivables causing a decrease in cash flow of approximately $7.2 million, as compared to the same period in 2010. This is partially offset by an increase in depreciation, amortization and tenant security deposits due to the additional acquisitions and investments made in 2011.

•

Cash used in investing activities increased $66.3 million, or 260.0%, from $25.5 million for the nine months ended September 30, 2010 to $91.8 million for the same period in 2011. This increase was largely due to the increase in acquisition and investment activity in the nine months ended September 30, 2011, as compared to the same period in 2010.

•

Cash provided by financing activities increased $67.4 million from cash used of $13.9 million for the nine months ended September 30, 2010 to cash provided of $53.5 million for the same period in 2011. The increase was primarily due to the $85 million increase in outstanding debt and $10 million equity issuance during the period used for investment activity. No cash was used to redeem partnership units as was the case in the same period in 2010.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aviv REIT, the Partnership, Aviv Healthcare Properties Operating Partnership I, L.P., and all controlled subsidiaries and joint ventures. Aviv REIT considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of Aviv REIT as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of Aviv REIT’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for Aviv REIT for the years ended December 31, 2010, 2009, and 2008. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of full year results.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Registration Statement on Form S-4 declared effective by the Securities and Exchange Commission on July 21, 2011.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash rental income	$22,541,964	$18,876,220	$65,324,262	$57,857,631
Deferred rental (loss) income	(1,882,643)	1,423,137	(1,586,497)	2,600,415
Rental income from intangible amortization	320,038	1,055,615	1,044,431	3,318,913

Total rental income	$20,979,359	$21,354,972	$64,782,196	$63,776,959

During the three and nine months ended September 30, 2011 and 2010, deferred rental (loss) income includes a write-off (expense) of deferred rent receivable of $3,504,562, $6,785,936, $0 and $2,233,768, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

Aviv REIT, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to Aviv REIT’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $33,832, $104,044, $35,100 and $107,614 for the three and nine months ended September 30, 2011 and 2010, respectively.

All of Aviv REIT’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of September 30, 2011 and December 31, 2010, loan receivable reserves amounted to $2,000,113 and $750,000, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

Aviv REIT follows ASC 718, Compensation—Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, Aviv REIT adopted a 2010 Management Incentive Plan (the Plan) as part of the transaction with Lindsay Goldberg. A pro-rata allocation of non-cash stock-based compensation expense is made to Aviv REIT and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by Aviv REIT through September 30, 2011 is summarized in Footnote 9 in Part I, Item 1, “Financial Statements”.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Aviv REIT’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon Aviv REIT’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding mortgage and other notes payable obligations with a carrying value of approximately $525.5 million and $440.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair value of debt as of September 30, 2011 was $502.2 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to Aviv REIT on similar borrowings. Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon Aviv REIT’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding loan receivables with a carrying value of $30.9 million and $36.6 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of loan receivables as of September 30, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to Aviv REIT on similar borrowings.

Derivative Instruments

Aviv REIT has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of Aviv REIT’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or Aviv REIT does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

Income Taxes

For federal income tax purposes, Aviv REIT elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (“REIT”) effective as of the transaction with Lindsay Goldberg that occurred on September 17, 2010. To qualify as a REIT, Aviv REIT must meet certain organizational, income, asset and distribution tests. Aviv REIT currently intends to comply with these requirements and maintain REIT status. If Aviv REIT fails to qualify as a REIT in any taxable year, Aviv REIT will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, Aviv REIT may still be subject to federal excise tax. In addition, Aviv REIT may be subject to certain state and local income and franchise taxes. Historically, Aviv REIT and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the transaction with Lindsay Goldberg, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of September 30, 2011 or December 31, 2010.

Business Combinations

Aviv REIT applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations while allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and historical operating results (Level 3). Acquisitions related costs are expensed as incurred. Prior to the transaction with Lindsay Goldberg on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a non-consolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 10 in Part I, Item 1, “Financial Statements”). Upon the transaction with Lindsay Goldberg, AAM became a consolidated entity of Aviv REIT and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the transaction with Lindsay Goldberg.

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of September 30, 2011 was approximately $502.2 million.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended September 30, 2011, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of Aviv Healthcare Properties Limited Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv Healthcare Properties Limited Partnership. During the quarter ended September 30, 2011, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5. OTHER INFORMATION.

On November 1, 2011, Ohio Pennsylvania Property, L.L.C., Kansas Five Property, L.L.C. and Murray County, L.L.C., as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, entered into that certain Borrower Joinder and Affirmation Agreement. The Borrower Joinder and Affirmation Agreement evidences the joinder of such Additional Borrowers, each being indirect subsidiaries of the Partnership, as borrowers under the mortgage term loan and acquisition credit line.

In connection with such Borrower Joinder and Affirmation Agreement, on November 1, 2011, Aviv REIT and the Partnership entered into that certain Second Supplemental Indenture among Aviv REIT, the Partnership, Aviv Healthcare Capital Corporation (collectively with the Partnership, the “Issuers”), those direct and indirect subsidiaries of the Partnership named therein, including the Additional Borrowers, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Second Supplemental Indenture evidences the guarantee of the Issuers’ 7  3/4% Senior Notes due 2019 by the Additional Borrowers.

Item 6. EXHIBITS.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1.7	Borrower Joinder and Affirmation Agreement, dated as of November 1, 2011, among Ohio Pennsylvania Property, L.L.C., Kansas Five Property, L.L.C., Murray County, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

November 14, 2011	By:	/s/ Steven J. Insoft
Name: Steven J. Insoft Title: Chief Financial Officer and Treasurer (principal financial officer)

November 14, 2011	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ Steven J. Insoft
Name: Steven J. Insoft Title: Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1.7	Borrower Joinder and Affirmation Agreement, dated as of November 1, 2011, among Ohio Pennsylvania Property, L.L.C., Kansas Five Property, L.L.C., Murray County, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.