Form 10-K
period 2011-12-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2012-03-14
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (312) 855-0930

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

No shares of common stock of Aviv REIT, Inc. were held by non-affiliates as of June 30, 2011. The aggregate market value of units of beneficial interest in Aviv Healthcare Properties Limited Partnership held by non-affiliates as of June 30, 2011 was $78,426,885.

As of March 14, 2012, Aviv REIT, Inc. had 292,969 shares of common stock outstanding. As of March 14, 2012, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 292,969 Class G Units outstanding.

i

EXPLANATORY NOTE

This combined Annual Report on Form 10-K is being filed separately by Aviv REIT, Inc. and Subsidiaries (“Aviv REIT”) and Aviv Healthcare Properties Limited Partnership and Subsidiaries (the “Partnership”). Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” “company,” “us” and “our” refer to Aviv REIT, Inc. and Subsidiaries and Aviv Healthcare Properties Limited Partnership and Subsidiaries, as the operations of the two aforementioned entities are materially comparable for the periods presented.

PRESENTATION OF NON-GAAP FINANCIAL INFORMATION AND PORTFOLIO STATISTICS

In this report, we use financial measures that are derived on the basis of methodologies other than in accordance with generally accepted accounting principles (“GAAP”). The “non-GAAP” financial measures used in this report include FFO, Adjusted FFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation, impairments, and gain on sale of assets (net).

•

Adjusted FFO represents FFO before deferred rental income, stock-based compensation, amortization of intangible income, amortization of deferred financing costs, offering costs, indemnity expense, loss on extinguishment of debt and change in fair value of derivatives.

•	EBITDA represents net income before interest expense (net), taxes, depreciation and amortization of deferred financing costs.

•

Adjusted EBITDA represents EBITDA before stock-based compensation, amortization of intangible income, offering costs, indemnity expense, acquisition transaction costs, loss on impairment of assets, loss on extinguishment of debt, deferred rent writeoffs, change in fair value of derivatives and gain on sale of assets (net).

For a further description of how FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are calculated from, and a reconciliation of those measures to, our net income, see Part I, Item 1 “Business.”

Our management uses FFO, Adjusted FFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of our ability to incur and service debt. Because FFO and Adjusted FFO exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other real estate investment trusts, or REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO and Adjusted FFO, interest costs, in each case providing perspective not immediately apparent from net income. In addition, we believe that FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

We offer these measures to assist the users of our financial statements in assessing our financial performance and liquidity under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including our ability to make payments on our indebtedness. In addition, our calculations of these measures are not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors should not rely on these measures as a substitute for any GAAP measure, including net income or revenues.

In addition to these non-GAAP financial measures, we present certain statistics in this report regarding our portfolio of properties. These statistics include EBITDAR coverage, EBITDARM coverage, Portfolio Occupancy and Quality Mix, which are derived as follows:

•

EBITDAR coverage represents EBITDAR, which we define as earnings before interest, taxes, depreciation, amortization and rent expense, of our operators for the applicable period, divided by the rent paid to us by our operators during such period.

•

EBITDARM coverage represents EBITDARM, which we define as earnings before interest, taxes, depreciation, amortization, rent expense and management fees charged by the operator, of our operators for the applicable period, divided by the rent paid to us by our operators during such period.

•

Portfolio Occupancy represents the average daily number of beds at our properties that are occupied during the applicable period divided by the total number of beds at our properties that are available for use during the applicable period.

•	Quality Mix represents total revenues from all payor sources, excluding Medicaid revenues, at our properties divided by the total revenue at our properties for the applicable period.

We calculate “annualized rent” for properties during the year ended December 31, 2011 by utilizing the amount of rent under contract as of December 31, 2011 and assume that amount of rent was received in respect of such property throughout the year.

We derive these statistics from reports that we receive from our operators pursuant to our triple-net leases. As a result, our portfolio statistics typically lag our own financial statements by approximately one quarter. In order to determine EBITDAR and EBITDARM coverage for the period presented, EBITDAR and EBITDARM coverage is stated only with respect to properties owned by us and operated by the same operator for the entire period. Accordingly, EBITDAR and EBITDARM coverage for the twelve months ended September 30, 2011 included 157 of the 225 properties in our portfolio as of December 31, 2011.

PART I

Item 1.	BUSINESS

Our Company

We operate as a self-administered, self-managed real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing SNF operators through triple-net leases for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which consisted of 225 properties, of which 200 were SNFs, with 20,875 licensed beds in 26 states leased to 35 operators, as of December 31, 2011. For the year ended December 31, 2011, our revenues and Adjusted EBITDA were $104.7 million and $91.6 million, respectively. See “Presentation of Non-GAAP Financial Information and Portfolio Statistics” and “Summary Financial Data.”

We believe we are well positioned to benefit from our diversified portfolio of properties and extensive network of operator relationships. We focus on cultivating close relationships with our operators by working closely with them to help them achieve their business objectives. As a result of these efforts, we are in a position to effectively manage our portfolio, make additional investments and continue to expand our business. From April 2005 through December 2011, we completed $663.5 million of acquisitions. In 2011, we completed $217.9 million of acquisitions and investments. We target EBITDAR and EBITDARM coverages that we believe allow us to balance our rental income with appropriate operating and financial performance for our operators. Our EBITDAR and EBITDARM coverages for the twelve months ended September 30, 2011 were 1.5x and 2.0x, respectively.

The structure of our triple-net leases has significantly contributed to our consistent and stable performance and positions us to benefit from a long-term stream of rental income. Our leases typically have initial terms of 10 years or more, annual rent escalation provisions of 2% to 3% and typically do not have operator purchase options. We also seek additional support for the rental income generated by the leases through guarantees, master leases, cross-default provisions and security deposits. As of December 31, 2011, the leases for 223 of our 225 properties were supported by personal and/or corporate guarantees.

Our Competitive Strengths

We believe the following strengths serve as the foundation for our success:

Track Record of Disciplined Investing

We, through our predecessor entities, have been in the business of owning healthcare properties for over 30 years and were one of the first providers of financing to SNF operators through triple-net leases. We are disciplined and selective about the investments we make and have a strong track record of identifying operators and attractive markets in which to invest. This has enabled us to successfully complete $663.5 million of acquisitions from April 2005 to December 2011, including $217.9 million of acquisitions and investments in 2011. In order to effectively manage our investments, we have implemented systems and processes to monitor the performance of our operators and properties, including annual site visits, regular contact with our operators and quarterly financial reviews.

Large, Diverse Portfolio

We believe we have one of the largest portfolios of SNFs in the United States, with significant operator and geographic diversification. As of December 31, 2011, our portfolio consisted of 225 properties with 20,875 licensed beds. We lease our properties to a diversified group of 35 operators with no single operator representing more than 15.8% of our annualized total rent under existing leases for the year ended December 31, 2011. Our properties are located in 26 states, with no state representing more than 16.9% of our annualized total rent under existing leases for the year ended December 31, 2011. We believe our track record and extensive network of industry relationships puts us in a position to continue to identify and complete investments that enhance the quality and diversification of our portfolio.

High Quality Operators

As a result of our many years of experience and industry contacts, we have a portfolio of, and an ability to identify, high quality operators. We believe each of our 35 operators possesses local market knowledge, hands-on management and a proven track record. Many of our operators are among the largest and most established SNF operators in their respective markets, with management typically possessing 20 years or more of industry experience. We believe our management team’s extensive experience provides us with a key advantage in evaluating an operator’s prospects for success and enables us to identify the appropriate operator for each of our properties. As of December 31, 2011, 175 of our 225 properties are leased to operators with whom we have had a relationship for at least 5 years, and 82 of our 225 properties are leased to operators with whom we have had a relationship for at least 10 years.

Attractive Long-Term Leases

Our existing portfolio of leases and our lease structure position us to take advantage of a stable, long-term stream of rental income. Our leases typically have initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, master lease or cross-default provisions and security deposits. Our leases typically are co-terminous within an operator relationship and do not have operator purchase options. As of December 31, 2011, the leases for 223 of our 225 properties were supported by personal and/or corporate guarantees. We proactively seek to extend our leases, including at the time we make additional acquisitions, capital expenditures or other investments with our operators. As of December 31, 2011, our leases had an average remaining term of 8.4 years. Our track record of successfully extending our leases enables us to benefit from continuity of management by our operators.

Experienced Senior Management Team Supported by Strong Equity Sponsorship

Many members of our management team have been with us for 10 years or more, have significant industry experience and also have a meaningful ownership stake. Our senior management team has extensive experience in the SNF industry and other relevant areas of expertise. Craig Bernfield, our Chairman, President and Chief Executive Officer and co-founder, has more than 20 years of experience as an investor in the SNF industry. In addition, Steven Insoft, our Chief Operating Officer, Chief Financial Officer and Treasurer, also has more than 20 years of experience in our industry, including with investors, operators and other REITs.

In September 2010, we entered into a new strategic partnership with an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”), a highly regarded private investment firm. We believe our relationship with Lindsay Goldberg has provided us with valuable support to facilitate our growth. Lindsay Goldberg has invested $302.8 million in our company’s equity to date, and has committed to provide additional equity capital to support our growth.

Our Business Strategies

Our primary goal is to continue our track record of disciplined investing, which we intend to accomplish through the following business strategies:

Maintain Balance Sheet Strength and Liquidity

We plan to maintain a capital structure that will provide substantial resources and liquidity to support our business and its continued growth. We have approximately $78.6 million of liquidity as of December 31, 2011, consisting of cash and cash equivalents and borrowings available under our Acquisition Credit Line and our 2014 Revolver. The Acquisition Credit Line also permits a portion of the borrowing availability to be used to fund property improvements, for which we typically receive increased rents. In January 2012, we closed on our 2016 Revolver which as of March 2, 2012 had an availability of approximately $40.5 million. In the future, we intend to use a mix of debt financing sources, including unsecured term debt, credit facility borrowings and mortgage debt, to continue to optimize both our flexibility and cost of capital. In addition, Lindsay Goldberg has committed to provide additional equity capital to support our growth.

Continue to Grow and Enhance Portfolio Diversification

We plan to capitalize on our successful track record by strategically and opportunistically pursuing new investments that will further enhance the diversification, strength and success of our portfolio. We evaluate acquisition opportunities on an ongoing basis and are in various stages of due diligence, preliminary discussions or competitive bidding with respect to a number of potential transactions, some of which would be significant. We intend to continue to make disciplined investments in a broad range of property and portfolio transactions, including through the following strategies:

•	Pursue Additional Investments with our Existing Operators

We intend to work closely with our existing operators to identify additional investment opportunities in their existing markets, as well as to leverage our experience and relationships with them to expand into new markets and property types. We believe our focus and commitment to relationships are key factors in our operators’ decisions to enter into leases with us. In addition to new property acquisitions, we plan to continue to support our operators by providing capital for modernization and improvement of our properties, for which we typically receive increased rents.

•	Expand our Network of Operator Relationships

We intend to continue to expand our extensive network of operator relationships that we have built and cultivated over the years. We plan to strengthen these relationships that have allowed us to identify a significant number of transactions over the years. When making new investments, we will continue to focus on operators that meet our investment criteria, including our standards for quality and experience of management, credit worthiness and historical financial and operating performance. We believe our reputation, experience and credibility will lead us to relationships with new high quality operators and related investment opportunities.

•	Selectively Diversify into Other Healthcare Property Types

We intend to continue to acquire assisted living facilities, independent living facilities, retirement communities, continuum of care facilities and other healthcare properties. When pursuing these transactions, we intend to enter into triple-net leases with experienced operators that meet our investment criteria.

Our Portfolio

As of December 31, 2011, our portfolio consisted of 225 properties with 20,875 licensed beds in 26 states leased to 35 operators. As of December 31, 2011, our properties consisted of 200 SNFs, 10 traumatic brain injury facilities, 12 assisted living facilities, two independent living facilities and one vacant parcel of land. We lease our properties to a diversified group of 35 operators with no single operator representing more than 15.8% of our annualized total rent under existing leases for the year ended December 31, 2011. We have a geographically diversified portfolio of properties located in 26 states with no state representing more than 16.9% of our annualized total rent under existing leases for the year ended December 31, 2011.

For the twelve months ended September 30, 2011, our Portfolio Occupancy was 73.9% and our Quality Mix was 45.8%. Since 2006, our annual Portfolio Occupancy has remained stable. When making new investments, we seek to balance these measures with value and lease rent levels.

The following tables set forth information about our operator and state diversification as of and for the year ended December 31, 2011.

Operator Diversification

Operator	Percentage of Total Rent (1)	Number of Properties	Number of Licensed Beds
Saber	15.8%	25	2,422
Evergreen	10.9	17	1,552
Daybreak	10.0	32	3,267
SunMar	8.2	13	1,463
Benchmark	6.3	14	1,436
Cathedral Rock	6.0	12	1,080
Sun	4.0	11	973
Deseret	3.8	17	889
ConvaCare	3.6	8	1,132
Eagle	3.6	10	691
Bridgemark	3.2	6	702
New Beginnings	3.2	3	366
Preferred	2.7	4	561
Maplewood	2.7	4	343
Care Meridian	2.2	11	144
Markleysburg	1.9	5	502
Hi-Care	1.5	3	319
Good Samaritan	1.4	2	214
Covenant Care	1.1	2	302
Hope	0.9	2	104
Lion	0.8	1	330
Concepts	0.8	3	337
Transitions Healthcare	0.7	1	135
Homestead	0.6	6	613
Heyde	0.6	2	157
Gilmer	0.5	1	112
Orion	0.5	1	109
24/7	0.5	1	85
Northpoint	0.5	1	95
UltraCare Healthcare	0.4	1	73
LTP Generations	0.3	2	95
Health Dimensions	0.2	1	90
Fountain	0.2	1	80
Tana Bell	0.2	1	65
Safe Haven	0.2	1	37

Total	100.0%	225	20,875

(1)	Total rent represents the annualized rent under existing leases for the year ended December 31, 2011.

State Diversification

State	Percentage of Total Rent (1)	Number of Properties	Number of Licensed Beds
California	16.9%	32	2,413
Texas	13.4	43	4,620
Ohio	8.7	16	1,405
Arkansas	7.6	14	1,835
Pennsylvania	7.6	10	1,134
Missouri	7.1	15	1,556
Washington	4.7	12	661
New Mexico	4.6	9	782
Illinois	4.3	9	1,029
Kansas	3.8	16	915
Massachusetts	3.5	10	877
Arizona	2.9	5	641
Connecticut	2.6	4	343
Oregon	2.3	6	493
Idaho	1.7	5	467
Nevada	1.4	2	181
Nebraska	1.0	2	282
Michigan	1.0	2	204
Florida	1.0	1	90
Wisconsin	0.9	3	247
Minnesota	0.7	3	162
Virginia	0.5	1	104
Montana	0.5	2	174
Utah	0.5	1	85
Tennessee	0.4	1	102
Oklahoma	0.4	1	73

Total	100.0%	225	20,875

(1)	Total rent represents the annualized rent under existing leases for the year ended December 31, 2011. In the case where the property’s master lease includes more than one state, rent was allocated proportionately by number of licensed beds in each state.

Portfolio Occupancy

The following table sets forth information about our Portfolio Occupancy by state as of September 30, 2011:

State	Portfolio Occupancy	State Average Occupancy (1)
California	88.4%	85.0%
Texas	60.2%	70.8%
Arkansas	78.7%	73.5%
Missouri	63.5%	71.7%
Washington	79.5%	80.9%
New Mexico	83.1%	83.1%
Illinois	80.1%	78.3%
Ohio	78.3%	85.0%
Massachusetts	89.7%	88.4%
Pennsylvania	89.0%	90.2%

(1)	Represents Nursing Facility State Occupancy Rate as reported by American Health Care Association (AHCA). AHCA occupancy data is calculated by dividing the sum of all facility patients in the state occupying certified beds by the sum of all the certified beds in the state reported at the time of the current standard survey. The data is based on the most current standard health surveys conducted in SNFs on or before December 2011.

Lease Expiration

The following table sets forth information regarding the expiration dates of our leases as of December 31, 2011:

Year	Number of Properties with Leases Expiring		Percentage of Total Rent (1)
2013	5		3.2
2014	5		0.8
2015	11		3.9
2016	8		4.0
2017	10		2.8
2018	22		11.9
2019	8		4.3
2020	40		14.5
2021	99		44.4
2022	2		0.5
Thereafter	12		9.7

Total	222	(2)	100.0%

(1)	Total rent represents the rent under existing leases for the year ended December 31, 2011.
(2)	The total number of properties with leases expiring excludes two properties for which we provide asset management services only, one property subject to a leasehold mortgage and one property subject to a second mortgage loan.

Our Industry

We operate as a REIT and own healthcare properties, principally SNFs, located in the United States. According to The Centers for Medicare & Medicaid Services, or CMS, healthcare is one of the largest industries in the United States and total U.S. healthcare expenditures are projected to grow from approximately $2.6 trillion in 2010 to approximately $4.6 trillion in 2020. Within the healthcare industry, national expenditures for SNFs are expected to grow from approximately $144 billion in 2010 to approximately $219 billion in 2020, according to CMS, representing a compound annual growth rate, or CAGR, of 4.3%. The SNF market is highly fragmented and, according to the American Health Care Association, comprises approximately 15,650 facilities with approximately 1.7 million certified beds as of December 2011.

This growth will be driven, in part, by the aging of the population and increased life expectancies. According to the U.S. Census Bureau, the number of Americans aged 65 or older is expected to increase from approximately 37 million in 2006 to approximately 55 million in 2020, representing a CAGR of 2.8%, compared to a total U.S. population CAGR of 0.9% over the same period. In response to growing healthcare costs, the U.S. federal government has adopted cost containment measures that encourage the treatment of patients in more cost effective settings, such as SNFs. As a result, we believe that many high-acuity patients that would have been previously treated in long-term acute care hospitals and in-patient rehabilitation facilities are increasingly being cared for in SNFs. We believe that these trends will support a growing demand for the services provided by SNF operators, which in turn will support a growing demand for our properties.

The growth in the total demand for SNF services has resulted in a greater need for many of our operators to access capital for growth, which we believe provides an attractive opportunity for us to invest in healthcare properties. Operators are increasingly relying on capital sources, such as our company, to finance their growth plans for acquisitions and other real estate-related investments so they may deploy their capital into their operations. To generate liquidity and operating capital, operators also often decide to sell real estate assets and lease them back, enabling them to monetize the value of their real estate, while maintaining control over their operations. These sale-leaseback transactions enable us to acquire properties and benefit from continuity of management.

Competition

The market for making investments in healthcare facilities is highly competitive and fragmented. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. We also face competition leasing available properties to prospective operators. We compete with these other companies based on reputation, purchase price and financing alternatives offered and the relationship that develops during the term of the lease.

We have experience identifying and underwriting the abilities of qualified regional and national operators. We believe that this experience helps us identify new tenant relationships and new opportunities with existing relationships. We believe that our historical focus primarily on SNFs has enabled us to develop broad expertise in the markets in which we compete.

Regulation

Typically, operators of SNFs receive significant funding from governmental programs and are regulated by the states and the federal government. Operators of SNFs are subject to federal and state laws that regulate the type and quality of the nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, most, if not all, of our tenants are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, including kickbacks and false claims. The following discussion describes certain material U.S. federal and state healthcare laws and regulations that may affect our operations and those of our tenants. However, the discussion does not address all applicable federal, state and local healthcare laws and regulations that could affect our operations and those of our tenants.

•

Licensing and Certification. Our tenants and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•

Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification, that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new tenant.

•

Medicare and Medicaid Certification. A significant portion of the revenues of our tenants that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations.

•

Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties.

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

•

Legislative and Regulatory Developments. On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). Together, these two measures make the most sweeping and fundamental changes to the U.S. health care system undertaken since the creation of Medicare and Medicaid. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by tenants, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of tenants to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our tenants provide to our respective employees. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which became effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is likely to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012.

Environmental Matters

In addition to environmental risks relating to releases of hazardous substances, our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of our properties utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Our leases obligate our tenants to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us. A tenant’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the tenant and thus adversely affect their ability to meet their obligations to us.

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect the owner’s ability to lease, sell or rent the property or to borrow funds using the property as collateral.

In connection with the ownership of our current or past properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we typically engage a consultant to conduct a limited environmental assessment of each property prior to acquisition and oversee our properties in accordance with environmental laws. Most of our leases require tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties. See “Risk Factors—Risks Relating to Our Business and Operations.”

Insurance

Under the terms of our leases, our tenants are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the lease agreement or other written agreement between us and the tenant. In some limited situations, we have agreed in our leases to pay half of the cost of earthquake insurance. We believe that our properties are covered by adequate insurance provided by reputable companies and with commercially reasonable deductibles and limits. Our leases provide that insurance premiums are the responsibility of the tenant, and our tenants are responsible for any increases in premiums. In addition, we carry contingent property and liability coverage for our properties encumbered by the existing credit facility.

Employees

As of December 31, 2011, we had 24 full-time employees and six part-time employees. We believe that our relationships with our employees are good. None of our employees is represented by a union.

Corporate Information

Aviv REIT was incorporated as a Maryland corporation on July 30, 2010 and operates in a manner intended to allow it to qualify as a REIT for federal income tax purposes. Aviv REIT is the sole general partner of the Partnership. The Partnership was formed as a Delaware partnership on March 4, 2005.

Our headquarters are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Our telephone number is (312) 855-0930. Our internet website is http://www.avivreit.com. The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Summary Financial Data

You should read the following summary historical consolidated financial and other data in connection with “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto appearing elsewhere in this report.

The summary historical consolidated financial data for the years ended December 31, 2011, 2010 and 2009 have been derived from the audited historical consolidated financial statements of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership appearing elsewhere in this report and other unaudited information. The selected historical balance sheet data as of December 31, 2009, 2008, and 2007 and selected historical statements of operations and cash flows for the years ended December 31, 2008 and 2007 have been derived from the audited historical consolidated financial statements of AVIV REIT, Inc. and Aviv Healthcare Properties Limited Partnership, which are not included in this report. The historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
Operating Information	2007	2008	2009	2010	2011
Revenues
Rental income	$67,755	$72,143	$82,775	$85,240	$92,326
Tenant recoveries	4,274	4,831	6,056	6,442	7,175
Interest on loans to lessees	370	1,859	3,493	5,226	5,246

Total revenues	72,399	78,833	92,324	96,908	104,747
Expenses
Rent and other operating expenses	658	1,088	612	575	891
General and administrative	4,929	6,809	7,741	11,475	17,589
Offering costs	—	—	6,864	—	—
Real estate taxes	4,306	5,116	6,232	6,475	7,282
Depreciation	12,938	14,616	17,528	17,854	20,847
Loss on impairment	2,987	932	—	96	6,091

Total expenses	25,818	28,561	38,977	36,475	52,700

Operating income	46,581	50,272	53,347	60,433	52,047
Other income and expenses
Interest and other income	1,413	2,012	466	133	843
Interest expense	(24,254)	(26,272)	(26,570)	(22,723)	(36,010)
Change in fair value of derivatives	(6,946)	(8,674)	6,988	2,931	—
Amortization of deferred financing costs	(439)	(537)	(550)	(1,008)	(2,664)
Earn out accretion	—	—	—	—	(267)
Gain on sale of assets, net	—	—	—	512	1,171
Loss on extinguishment of debt	—	—	—	(2,295)	(3,807)

Total other income and expenses	(30,226)	(33,471)	(19,666)	(22,450)	(40,734)

Income from continuing operations	16,355	16,801	33,681	37,983	11,313
Discontinued operations	43	73	—	—	—

Net income	$16,398	$16,874	$33,681	$37,983	$11,313

	As of December 31,
Balance Sheet Information	2007	2008	2009	2010	2011
Cash and cash equivalents (4)	$16,377	$9,361	$15,543	$13,029	$40,862
Loan receivables	34,920	20,361	28,970	36,611	33,031
Rental properties, net of accumulated depreciation	475,695	564,600	577,736	627,101	822,588
Total assets (4)	560,230	634,368	665,130	731,400	951,421
Mortgage and other notes payable	386,356	463,546	480,105	440,576	600,474
Total liabilities (5)	434,536	519,096	527,598	486,244	704,162
Total equity (6)	94,258	77,871	74,562	245,156	247,259

	Year Ended December 31,
	(in thousands except ratios)
Other Information	2009	2010	2011
Cash flows provided by operating activities (5)	$40,042	$54,680	$52,088
Cash flows used in investing activities	(38,493)	(75,117)	(207,056)
Cash flows provided in financing activities (6)	4,632	17,923	182,800
Purchase of rental properties	(16,376)	(54,884)	(181,214)
Capital improvements and other	(13,508)	(7,883)	(30,770)
Funds from operations (FFO) (1)	51,209	55,421	37,080
Adjusted FFO (1)	43,554	51,691	47,032
EBITDA (2)	77,863	79,435	69,992
Adjusted EBITDA (2)	76,135	81,322	91,649
Ratio of earnings to fixed charges (3)	2.23x	2.60x	1.29x

(1)	FFO represents net income before depreciation and gain/loss on sale of assets and impairments of depreciated real estate. Adjusted FFO represents FFO before deferred rental income, stock-based compensation, amortization of intangible income, amortization of deferred financing costs, offering costs, indemnity expense, loss on extinguishment of debt and change in fair value of derivatives. For a discussion of FFO and Adjusted FFO, including their limits as financial measures, see “Presentation of Non-GAAP Financial Information and Portfolio Statistics.”

The following table is a reconciliation of FFO and Adjusted FFO to net income, the most directly comparable measure calculated in accordance with GAAP:

	Year Ended December 31,
	(in thousands)
Funds from Operations	2009	2010	2011
Net income	$33,681	$37,983	$11,313
Depreciation	17,528	17,854	20,847
Loss on impairment of assets	—	96	6,091
Gain on sale of assets, net	—	(512)	(1,171)

FFO	51,209	55,421	37,080
Deferred rental (income) loss	(6,389)	(3,056)	467
Stock-based compensation	406	1,632	1,972
Amortization of intangible income	(2,098)	(3,681)	(1,366)
Amortization of deferred financing costs	550	1,008	2,665
Offering costs(a)	6,864	—	—
Indemnity expense(b)	—	1,003	2,407
Change in fair value of derivatives	(6,988)	(2,931)	—
Loss on extinguishment of debt	—	2,295	3,807

Adjusted FFO	$43,554	$51,691	$47,032

(a)	Represents costs associated with a planned initial public offering of our company in 2009 that was abandoned.

(b)	Represents expenses related to two of our operators to indemnify the operators for certain government obligations owed by the prior operators from whom we are seeking reimbursement. We do not expect to recover all of the amount for which we are seeking reimbursement.
(2)	EBITDA represents net income before interest expense (net), taxes, depreciation and amortization of deferred financing costs. Adjusted EBITDA represents EBITDA before stock-based compensation, amortization of intangible income, offering costs, indemnity expense acquisition transaction costs, loss on impairment of assets, loss on extinguishment of debt, deferred rent writeoffs, change in fair value of derivatives and gain on sale of assets (net). For a discussion of EBITDA and Adjusted EBITDA, including their limits as financial measures, see “Presentation of Non-GAAP Financial Information and Portfolio Statistics.”

The following table is a reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable measure calculated in accordance with GAAP:

	Year Ended December 31,
	(in thousands)
EBITDA	2009	2010	2011
Net Income	$33,681	$37,983	$11,313
Interest expense	26,104	22,590	35,167
Depreciation	17,528	17,854	20,847
Amortization of deferred financing costs	550	1,008	2,665

EBITDA	77,863	79,435	69,992
Stock-based compensation	406	1,632	1,972
Amortization of intangible income	(2,098)	(3,681)	(1,366)
Offering costs (a)	6,864	—	—
Indemnity expenses (b)	—	1,003	2,407
Acquisition transaction costs (c)	88	618	2,824
Loss on impairment of assets (d)	—	96	6,091
Loss on extinguishment of debt (e)	—	2,295	3,807
Change in fair value of derivatives	(6,988)	(2,931)	—
Deferred rent write-offs (f)		3,367	7,093
Gain on sale of assets, net	—	(512)	(1,171)

Adjusted EBITDA	$76,135	$81,322	$91,649

(a)	Represents costs associated with a planned initial public offering of our company in 2009 that was abandoned.
(b)	Represents expenses related to two of our operators to indemnify the operators for certain government obligations owed by the prior operators from whom we are seeking reimbursement. We do not expect to recover all of the amount for which we are seeking reimbursement.
(c)	Represents fees and expenses associated with 46 properties acquired in 2011.
(d)	Represents a write-down in book value in 2011 of two properties held for future sale.
(e)	Represents a non-cash loss in debt extinguishment relating to a write-off of deferred financing fees associated with the repayment of debt in connection with the offering of our Senior Notes due 2019 in 2011.
(f)	Represents deferred rent write-offs for 15 of our properties, which primarily relates to the transition of certain properties to Saber and the shortening of leases for certain properties operated by Eagle.
(3)	For purposes of the ratio of earnings to fixed charges, earnings consists of net income before fixed charges. Fixed charges consist of interest expensed and capitalized and amortized premiums, preferred dividends, discounts and capitalized expenses related to indebtedness.
(4)	Cash and cash equivalents and total assets as of December 31, 2011 and 2010, respectively, include $1,658,296 and $1,000, respectively of cash held at Aviv REIT, Inc.
(5)	Total liabilities as of December 31, 2011 and cashflow provided by operating activities for the year ended December 31, 2011 includes $1,657,296 related to future MIP distributions owed by Aviv REIT, Inc.
(6)	Total equity as of December 31, 2011 and 2010, respectively, and cashflows provided by financing activities for the year ended December 31, 2010, includes $1,000 of equity in Aviv REIT, Inc.

Item 1A.	RISK FACTORS.

The following risk factors address the material risks and uncertainties concerning our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. If any of the risks discussed in this report were to occur, our business, prospects, financial condition, results of operation and our ability to service our debt could be materially and adversely affected. Some statements in this report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition—Forward-Looking Statements.”

Risks Relating to Our Business and Operations

Our business is dependent upon our tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our tenants to operate the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, including any other SNFs or other properties or businesses they may acquire or operate. Cash flow generated by certain individual properties have not in the past been, and currently are not, sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if any of our major tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or release our properties on economically favorable terms. While we have generally been successful in the past in transitioning properties from one tenant to another where properties are underperforming, there can be no assurance that we will be able to continue to identify and successfully transition underperforming properties going forward. In addition, from time to time we may recognize deferred rent write-offs in connection with transitioning properties. These adverse developments could arise due to a number of factors, including those described in the risk factors below, including those under the heading “—Risks Relating to Our Tenants and the Skilled Nursing Facility Industry.”

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

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2011, we had total indebtedness of $600.5 million outstanding, including $300.0 million of indebtedness with respect to our Senior Notes due 2019 (excluding $2.6 million of net debt premium balance related to the Notes), $284.2 million of indebtedness with respect to our Term Loan, our Acquisition Credit Line and our 2014 Revolver and $13.8 million of other indebtedness with respect to two acquisitions. Our level of indebtedness could have important consequences to our business. For example, it could:

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

Our ability to make scheduled payments on and to refinance our indebtedness depends on and is subject to our future financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. Our business may fail to generate sufficient cash flow from operations or future borrowings may be unavailable to us under our Term Loan, our Acquisition Credit Line, our 2014 Revolver, our 2016 Revolver or from other sources in an amount sufficient to enable us to make payments on our debt, to refinance our debt or to fund our other liquidity needs, including making distributions and dividends to maintain our REIT status. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt. We may be unable to refinance any of our debt, including our Term Loan, our Acquisition Credit Line, our 2014 Revolver, our 2016 Revolver and our Senior Notes, on commercially reasonable terms or at all. In particular, our Term Loan, our Acquisition Credit Line, our 2014 Revolver and our 2016 Revolver will mature prior to the maturity of our Senior Notes. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as asset sales, equity issuances and/or negotiations with our lenders to restructure the applicable debt. Our Term Loan, our Acquisition Credit Line, our 2014 Revolver, our 2016 Revolver and the indenture governing our Senior Notes restrict, and market or business conditions may limit, our ability to take some or all of these actions. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. In addition, although the indenture governing our Senior Notes limits our ability to incur additional indebtedness, this limitation is subject to a number of significant exceptions and the amount of additional indebtedness incurred could nevertheless be substantial. Furthermore, the indenture governing our Senior Notes does not impose any limitation on our ability to incur liabilities that are not considered indebtedness under such indenture.

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

These covenants limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively. In addition, our Term Loan, our Acquisition Credit Line, our 2014 Revolver and our 2016 Revolver require us to maintain specified financial covenants, which include a maximum leverage ratio and a minimum fixed charge coverage ratio, as well as satisfy other financial condition tests. The indenture governing our Senior Notes due 2019 requires us to maintain Total Unencumbered Assets (as defined therein) of at least 150% of our unsecured indebtedness. Our ability to meet these requirements may be affected by events beyond our control, and we may not meet these requirements.

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

As of December 31, 2011, we had availability to borrow $100.0 million under our Acquisition Credit Line and $25.0 million under our 2014 Revolver (which, subject to certain conditions precedent, can be increased by an additional $75.0 million). In addition, in January 2012 we closed an additional revolving credit line which gives us the availability to borrow up to $187.5 million (which, subject to certain conditions precedent, can be increased by an additional $87.5 million). Any amounts borrowed under the facilities accrue interest at variable rates. Because we may incur a significant amount of indebtedness that bears interest at a variable rate, we may be exposed to market risks relating to changes in interest rates. A significant increase in interest rates could impact the ability of our subsidiaries to make distributions to us, which would reduce or available cash and impact our ability to finance future investments and meet maturing commitments. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

Certain tenants account for a significant percentage of our rental income, and the failure of any of these tenants to meet their obligations to us could materially reduce our rental income and net income.

For the year ended December 31, 2011, approximately 15.8% of our annualized rent under existing leases was from Saber, which operated 25 of our properties in Florida, Massachusetts, Ohio and Pennsylvania, approximately 10.9% of our annualized total rent under existing leases was from Evergreen, which operated 17 of our properties in California, Montana, Nevada, Oregon and Washington, and approximately 10.0% of our annualized total rent under existing leases was from Daybreak, which operated 32 of our properties in Texas. No other tenant generated more than 8.2% of our annualized total rent under existing leases for the year ended December 31, 2011.

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

For the year ended December 31, 2011, the three states from which we derived the largest amount of annualized rent under existing leases were California (16.9%), Texas (13.4%) and Ohio (8.7%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to Medicaid, acts of nature and other factors that may result in a decrease in demand for long-term care services in these states could have an adverse impact on our tenants’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.

Our portfolio currently consists predominantly of SNFs; any significant cost increases, reductions in reimbursement rates or other regulatory changes could negatively affect our tenants’ businesses and their ability to meet their obligations to us.

Our portfolio is predominately comprised of SNFs. As a result of our focus on SNFs, any changes in governmental rules and regulations, particularly with respect to Medicare and Medicaid reimbursement, or any other changes negatively affecting SNFs, could have an adverse impact on our tenants’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us. In particular, CMS’ final rule regarding 2012 Medicare payment rates for SNF became effective on October 1, 2011 and is expected to reduce reimbursement rates on SNFs by approximately 11.1% on a system-wide basis for the U.S. federal government’s fiscal year 2012. Although we are unable to predict the extent of the final rule’s impact on our SNF tenants, we expect that the final rule will have an adverse impact on the business and financial results of our SNF tenants, which may adversely affect our business, financial position or results of operations if our SNF tenants are not able to timely make their rental payments.

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

Our ability to acquire properties successfully may be constrained by the following significant risks:

•	competition from other real estate investors with significant capital, including publicly-traded REITs and institutional investment funds;

•	competition from other potential acquirers may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	unsatisfactory results of our due diligence investigations or failure to meet other customary closing conditions; and failure to finance an acquisition on favorable terms or at all.

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

Our future performance depends to a significant degree upon the continued contributions of our management team and other employees. As of December 31, 2011, we had 24 full-time employees and six part-time employees and, as a result, the loss of even a small number of our employees may have an adverse effect on our business. Accordingly, our future success depends on our ability to retain, attract, hire and train skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Consequently, we may not be successful in retaining, attracting, hiring and training the people we need, which would seriously impede our ability to implement our business strategy.

Craig M. Bernfield has significant influence over our board of directors.

Pursuant to a Stockholders Agreement entered into by Aviv REIT, Inc., an affiliate of Lindsay Goldberg, LLC, a representative of certain limited partners related to the family of Zev Karkomi and an entity formed by Craig M. Bernfield, our Chairman, President and Chief Executive Officer, a total of eleven votes are to be cast at all meetings of Aviv REIT’s board of directors. Subject to certain exceptions, Class B directors, who are designated by Mr. Bernfield, are entitled to cast a total of six such votes. As a result, subject to certain exceptions, Mr. Bernfield has the ability to effectively control many of our decisions and substantially influence our business, policies, affairs and matters requiring the approval of our board of directors, including the determination of the outcome of many significant corporate transactions.

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

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that property until it is released or sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and our ability to make payments on our indebtedness.

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

If one or more of our tenants files for bankruptcy relief, the U.S. federal Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. However, our leases with tenants that lease more than one of our properties are generally made pursuant to a single master lease covering all of that tenant’s properties leased from us, or are cross-defaulted with other leases, and consequently there is uncertainty about how such arrangements may be treated in a bankruptcy. It is possible that in bankruptcy the debtor- tenant may be required to assume or reject the master lease or cross-defaulted leases as a whole, rather than making the decision on a property-by-property basis, thereby preventing the debtor-tenant from assuming the better performing properties and terminating the master lease or cross-defaulted leases with respect to the poorer performing properties. The

U.S. federal Bankruptcy Code generally requires that a debtor must assume or reject a contract in its entirety. Thus, under this scenario, a debtor could not choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable state law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others.

Risks Relating to Our Tax Status and Other Tax Related Matters

Our failure to remain qualified as a REIT would have significant adverse consequences to us and our ability to make payments on our indebtedness.

Aviv REIT intends to operate in a manner that will allow it to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). Aviv REIT made the election to be taxed as a REIT effective as of its taxable year ending December 31, 2010. We have not requested and do not plan to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements contained herein are not binding on the IRS or any court. If we fail to qualify or lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for satisfying our obligations for each of the years involved because:

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease cash available for the payment of our debt obligations. In addition, we may use taxable REIT subsidiaries to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. Such taxable REIT subsidiaries will be subject to corporate level income tax at regular rates.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments. The terms of the indenture governing our Senior Notes due 2019, our Term Loan, our Acquisition Credit Line, our 2014 Revolver and our 2016 Revolver restrict our ability to incur additional indebtedness.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2011, our portfolio consisted of 225 properties, of which 200 were SNFs, with 20,875 licensed beds in 26 states leased to 35 operators. See the discussion above under Part I, Item 1 “Business—Our Portfolio” for a further discussion regarding our properties.

Our corporate headquarters are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. We believe that our current offices are adequate for our present and future business operations.

Item 3.	LEGAL PROCEEDINGS

In late 2011, after a dispute with a small number of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that certain adjustments to the distributions of cash flows of the Partnership were made in accordance with the partnership agreement following the investment in the Partnership by Aviv REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by Aviv REIT.

In addition, we are involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Equity

There is no established public trading market for the equity securities of Aviv REIT or the Partnership. As of March 14, 2012, there were two holders of record of Aviv REIT’s common stock. As of March 14, 2012, there were the following number of holders of record of units of beneficial interest in the Partnership: 218 holders of Class A Units, 33 holders of Class B Units, four holders of Class C Units, 10 holders of Class D Units, one holder of Class F Units and two holders of Class G Units.

We are subject to certain restrictions regarding the payment of cash dividends under the indenture governing our Senior Notes and the credit agreements relating to our 2014 Revolver, 2016 Revolver, Term Loan and Acquisition Credit Line. No cash dividends have been declared with respect to Aviv REIT’s common stock or the Partnership’s units during the years ended December 31, 2011 or 2010.

Issuer Purchases of Securities

We did not repurchase any shares of Aviv REIT’s common stock or units of beneficial interest in the Partnership during the year ended December 31, 2011.

Unregistered Sales of Securities

On September 17, 2010, we consummated a strategic equity transaction with an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”). In connection with the transaction, Lindsay Goldberg, through the formation of Aviv REIT, made an aggregate investment in us, including through the contribution of limited partnership interests it purchased from certain of our limited partners concurrently with its investment, of $217.8 million. In exchange, Lindsay Goldberg received 217,718 shares of Aviv REIT’s common stock. Concurrently with the transaction with Lindsay Goldberg, Aviv REIT issued one share of its common stock to an entity controlled by Craig M. Bernfield in exchange for $1,000. Aviv REIT contributed the aggregate amount of such proceeds to the Partnership in exchange for 217,719 Class G Units of the Partnership.

Also on September 17, 2010, Aviv REIT issued 125 shares of its 12.5% Series A Redeemable Cumulative Preferred Stock for an aggregate purchase price of $125,000. The purchasers of the securities were 125 individual non-affiliates of Aviv REIT. Aviv REIT contributed the proceeds from the sale of preferred stock to the Partnership in exchange for 125 Class G Preferred Units of the Partnership.

Further, on September 17, 2010, April 1, 2011, October 28, 2011 and January 23, 2012, Lindsay Goldberg made an aggregate of $85.0 million in additional equity investments in Aviv REIT in exchange for an aggregate of 75,150 shares of Aviv REIT’s common stock. On each such date, Aviv REIT further contributed the additional equity investment to the Partnership in exchange for an aggregate of 75,150 Class G Units of the Partnership.

Information regarding issuances of securities under our Management Incentive Plan and other compensatory arrangements for the years ended December 31, 2011, 2010 and 2009 is set forth in Footnote 9 in Part II, Item 8, “Financial Statements and Supplementary Data”.

The issuances of securities set forth above were made in reliance on the exemptions provided by Section 18(b)(4)(D) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder, Section 4(2) of the Securities Act of 1933, or Section 3(b) of the Securities Act of 1933 and Rule 701 promulgated thereunder.

Item 6.	SELECTED FINANCIAL DATA

You should read the following selected historical consolidated data in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto appearing elsewhere in this report.

The selected historical consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 have been derived from the audited historical consolidated financial statements of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership appearing elsewhere in this report. The selected historical financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from the audited historical consolidated financial statements of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership, which are not included in this report. The historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
Operating Information	2007	2008	2009	2010	2011
Revenues
Rental income	$67,755	$72,143	$82,775	$85,240	$92,326
Tenant recoveries	4,274	4,831	6,056	6,442	7,175
Interest on loans to lessees	370	1,859	3,493	5,226	5,246

Total revenues	72,399	78,833	92,324	96,908	104,747
Expenses
Rent and other operating expenses	658	1,088	612	575	891
General and administrative	4,929	6,809	7,741	11,475	17,589
Offering costs	—	—	6,864	—	—
Real estate taxes	4,306	5,116	6,232	6,475	7,282
Depreciation	12,938	14,616	17,528	17,854	20,847
Loss on impairment	2,987	932	—	96	6,091

Total expenses	25,818	28,561	38,977	36,475	52,700

Operating income	46,581	50,272	53,347	60,433	52,047
Other income and expenses
Interest and other income	1,413	2,012	466	133	843
Interest expense	(24,254)	(26,272)	(26,570)	(22,723)	(36,010)
Change in fair value of derivatives	(6,946)	(8,674)	6,988	2,931	—
Amortization of deferred financing costs	(439)	(537)	(550)	(1,008)	(2,664)
Earn out accretion	—	—	—	—	(267)
Gain on sale of assets, net	—	—	—	512	1,171
Loss on extinguishment of debt	—	—	—	(2,295)	(3,807)

Total other income and expenses	(30,226)	(33,471)	(19,666)	(22,450)	(40,734)

Income from continuing operations	16,355	16,801	33,681	37,983	11,313
Discontinued operations	43	73	—	—	—

Net income	$16,398	$16,874	$33,681	$37,983	$11,313

	As of December 31,
Balance Sheet Information	2007	2008	2009	2010	2011
Cash and cash equivalents	$16,377	$9,361	$15,543	$13,028	$40,862
Loan receivables	34,920	20,361	28,970	36,611	33,031
Rental properties, net of accumulated depreciation	475,695	564,600	577,736	627,101	822,588
Total assets	560,230	634,368	665,130	731,400	951,421
Mortgage and other notes payable	386,356	463,546	480,105	440,576	600,474
Total liabilities	434,536	519,096	527,598	486,244	704,162
Total equity	94,258	77,871	74,562	245,156	247,259

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under Part I, Item 1A, “Risk Factors” and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We operate a self-administered real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing operators of SNFs for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which as of December 31, 2011 consisted of 225 properties, of which 200 were SNFs, with 20,875 licensed beds in 26 states leased to 35 operators.

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

We lease our properties to a diversified group of 35 operators with no single operator representing more than 15.8% of our revenues for the year ended December 31, 2011. We have a geographically diversified portfolio of properties located in 26 states, with no state representing more than 16.9% of our annualized total rent under existing leases for the year ended December 31, 2011. Our properties are leased to third party tenants under long-term triple-net leases. The operators are responsible for all operating costs and expenses related to the property, including facility maintenance and insurance required in connection with the properties and the business conducted on the properties, taxes levied on or with respect to the properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. Our leases are typically master leases with initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, cross-default provisions and security deposits and typically do not have operator purchase options. As of December 31, 2011, the leases for 223 of our 225 properties were supported by personal and/or corporate guarantees. As of December 31, 2011, our leases had an average remaining term of 8.4 years.

We finance investments through borrowings under our credit facilities, unsecured senior notes, private placements of equity securities, project specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. As a key part of our growth strategy, we evaluate acquisition opportunities on an ongoing basis and are in various stages of due diligence, preliminary discussions or competitive bidding with respect to a number of potential transactions, some of which would be significant. None of these potential significant transactions is so far advanced as to make the transaction reasonably certain.

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

Liquidity and Access to Capital

Our single largest cost is the interest expense we incur on our debt obligations. In order to continue to expand and optimize our capital to expand our portfolio, we rely on access to the capital markets on an ongoing basis. We seek to balance this reliance by maintaining ready access to funds to make investments as these opportunities arise. We have extensive experience in and a successful track record of raising debt and equity capital over the past 30 years.

Our indebtedness outstanding is comprised principally of term loans secured by first mortgages, unsecured obligations under the Senior Notes and borrowings under our Term Loan, Acquisition Credit Line and 2014 Revolver.

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

On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which became effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is likely to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012.

Components of Our Revenues, Expenses and Cash Flow

•	Revenues

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

All of our leases have real estate escrow clauses that require our tenants to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and are reimbursed by our tenants. We account for the receipt of these amounts as revenue and the payment of the actual taxes as an expense (real estate taxes). Because the escrow charges to our tenants are made on an estimated basis, the amounts recognized as revenue and corresponding expense will differ slightly in any given fiscal period.

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

•	Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our cash expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments and the general and administrative costs associated with operating our business. These interest charges are associated with our Term Loan, Acquisition Credit Line and 2014 Revolver as well as certain asset specific loans.

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

All of our leases have real estate escrow clauses that require our tenants to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and are reimbursed by our tenants. We account for the receipt of these amounts as revenue (tenant recoveries) and the payment of the actual taxes as an expense. Because the escrow charges to our tenants are made on an estimated basis, the amounts recognized as revenue and corresponding expense will differ slightly in any given fiscal period.

•	Depreciation

We incur depreciation expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

•	Loss on Impairment of Assets

We have implemented a policy that requires management to make quarterly assessments of the market value of our properties relative to the amounts at which we carry them on our balance sheet. This assessment requires a combination of factors. Certain subjective factors such as market condition and property condition are considered as well as lease structure. We consider these results in our assessment of whether potential impairment indicators are present. We utilize subjective financial modeling that compares the sum of the undiscounted cash flows from future contractual rents plus the terminal value against the depreciated book value of an asset. When undiscounted cash flows are less than the depreciated book value of an asset, we record a charge to reflect the asset at its estimated fair value.

Other Income and Expenses

•	Interest and Other Income

We sweep our excess cash balances into overnight interest-bearing accounts.

•	Interest Expense

We recognize the interest we incur on our existing borrowings as an interest expense.

•	Change in Fair Value of Derivatives

We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through changes in other comprehensive income as a component of equity in our financial statements via hedge accounting.

•	Amortization of Deferred Financing Costs

We incur non-cash charges that reflect costs incurred with arranging certain debt instruments. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

•	Gain on sale of assets, net

We record any gain resulting from the sale of assets at the time of sale. We record any losses resulting from the sale of assets at the time we enter into a definitive agreement for the sale of the asset.

•	Loss on Extinguishment of Debt

We recognize costs relating to extinguishing debt prior to initial termination dates when we incur them, including the non-cash write-off of deferred financing cost.

Components of Cash Flow

Cash Provided by Operations. Cash provided by operations is derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We make our distributions based largely on cash provided by operations. Key non-cash add-backs, in addition to depreciation and the amortization of deferred financing charges, in deriving cash provided by operations are:

Deferred Rental Income (loss). We recognize deferred rental income (loss) as a result of the accounting treatment of many of our long-term leases that include fixed rent escalation clauses. Because most of our leases contain fixed rent escalations, we “straight-line” our lease revenue recognition. Straight-lining involves spreading the rents we expect to earn during the term of a lease under its escalation clause over the lease term. As a result, during the first half of a lease term with a fixed escalation clause, we accrue a receivable for rents owed but not paid until future periods. During the second half of the lease term, our cash receipts exceed our recognized revenues and we amortize the receivable.

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

The following table represents the time based option awards activity for the years ended December 31, 2011 and 2010, respectively.

	2011	2010
Outstanding at January 1	21,866	—
Granted	1,610	21,866
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at December 31	23,476	21,866

Options exercisable at end of period	—	—

Weighted average fair value of options granted to date	$112.62	$108.55

Weighted average remaining contractual life (years)	8.71	9.72

The following table represents the time based option awards outstanding for the years ended December 31, 2011 and 2010, respectively, as well as other Plan data:

	2011	2010
Range of exercise prices	$1,000 - $1,139	$1,000 - $1,084
Outstanding	23,476	21,866
Remaining contractual life (years)	8.71	9.72
Weighted average exercise price	$1,011	$1,002

We use the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011 and 2010.

	2011	2010
Weighted average dividend yield	8.13%	10.28%
Weighted average risk-free interest rate	2.02%	2.10%
Weighted average expected life	7.0 years	7.0 years
Weighted average estimated volatility	38.10%	38.00%
Weighted average exercise price	$1,134.76	$1,001.83
Weighted average fair value of options granted (per option)	$168.01	$108.55

Aviv REIT recorded non-cash compensation expenses of $1,122,000 and $338,000 for the years ended December 31, 2011 and 2010, respectively, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.

At December 31, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,180,000.

For the year ended December 31,	Options
2012	$672,000
2013	353,000
2014	144,000
2015	11,000

Total	$1,180,000

Non Cash Loss on Extinguishment of Debt. We incurred certain expense associated with the partial pre-payment of our secured mortgage term loan. Costs associated with the origination of this loan were capitalized and are being ratably expensed over the life of the loan. When we pre-paid this loan in part, we recognized a prorated non-cash expense write-off for the unamortized capitalized debt costs.

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues increased $7.8 million, or 8.1%, from $96.9 million for the year ended December 31, 2010 to $104.7 million for the same period in 2011. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2011 and 2010 acquisitions and investments not owned for the entire period, offset by the write-off of deferred rental income as a result of owned assets being transitioned to new operators resulting in new lease agreements.

Detailed changes in revenues for the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•

Rental income increased $7.1 million, or 8.3%, from $85.2 million for the year ended December 31, 2010 to $92.3 million for the same period in 2011. The increase is primarily due to additional cash rent of approximately $6.5 million associated with the current year acquisitions and rent from 2010 acquisitions and investments not owned for the entire period offset by the write-off of deferred rental income of approximately $7.1 million as a result of owned assets being transitioned to new operators resulting in new lease agreements for the year ended December 31, 2011 as compared to approximately $3.4 million for the same period in 2010.

•

Tenant recoveries increased $0.7 million, or 11.4%, from $6.4 million for the year ended December 31, 2010 to $7.2 million for the same period in 2011. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due to an increase in tenant recoveries related to increases in real estate taxes from investments held more than one year.

•	Interest on loans to tenants remained consistent over the fiscal periods.

Expenses

Expenses increased $16.2 million, or 44.5%, from $36.5 million for the year ended December 31, 2010 to $52.7 million for the same period in 2011. These increases were primarily due to an increase in general and administrative expenses of $6.1 million which was mainly attributable to $2.4 million in indemnity expense compared to $1.0 million for the same period in 2010, $2.8 million in closing costs expensed in conjunction with the 2011 acquisitions compared to $0.6 million for the same period in 2010 and $1.4 million in bad debt expense compared to $0.8 million in the same period for 2010. The increase was also attributed to a $6.1 million loss on impairment for two of our facilities during 2011 compared to $96,000 loss taken in the same period for 2010 and an increase of $3.0 million in depreciation due to the increased acquisition and investment activity in 2011 as well as investment activity from 2010 which was not owned for the entire period.

Detailed changes in expenses for the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•

Rent and other operating expenses increased $0.3 million, or 55.0%, from $0.6 million for the year ended December 31, 2010 to $0.9 million for the same period in 2011. This increase is primarily due to changes in insurance premiums offset by a decrease in rent for the corporate space for the year ended December 31, 2011.

•

General and administrative expense increased $6.1 million, or 53.3%, from $11.5 million for the year ended December 31, 2010 to $17.6 million for the same period in 2011. These increases were primarily due to $2.4 million in indemnity expense compared to $1.0 million for the same period in 2010, $2.8 million in closing costs expensed in conjunction with the 2011 acquisitions compared to $0.6 million for the same period in 2010 and $1.4 million in bad debt expense compared to $0.8 million in the same period for 2010. The increase was also due to a $0.7 million increase in office salaries and share based compensation.

•

Real estate tax expense increased by $0.8 million, or 12.5%, from $6.5 million for the year ended December 31, 2010 compared to $7.3 million for the same period in 2011. The increase is associated with additional taxes for newly acquired facilities described above.

•

Depreciation expense increased $3.0 million, or 16.8%, from $17.9 million for the year ended December 31, 2010 to $20.8 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above in 2011 and a full year of depreciation for 2010 acquisitions that were not owned for the full period.

•

Loss on impairment expense increased $6.0 million from $96,000 for the year ended December 31, 2010 to $6.1 million for the same period in 2011. The increase was a result of the anticipated loss on sale for two properties that are anticipated to be sold subsequent to December 31, 2011.

Other Income and Expenses

•

Interest and other income increased $0.7 million from $0.1 million for the year ended December 31, 2010 to $0.8 million for the same period in 2011. The increase was primarily due to $810,000 of sales proceeds from the sale of bed licenses at two of our facilities.

•

Interest expense increased $13.3 million, or 58.5%, from $22.7 million for the year ended December 31, 2010 to $36.0 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and senior notes. The increase was also due to an increase in debt due to acquisitions acquired in 2011 and acquisitions acquired in 2010 that were not owned for the full year period.

•

Income relating to the change in fair value of derivatives decreased $2.9 million from a gain of $2.9 million in the year ended December 31, 2010 to $0 in the same period in 2011. We settled our existing swaps in September 2010 as part of our debt refinancing. We entered into new swap arrangements in November 2010 that have been deemed to be eligible for hedge accounting, and such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

•

Amortization of deferred financing fees increased $1.7 million from $1.0 million for the year ended December 31, 2010 to $2.7 million for the same period in 2011. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010 and our $300 million issuance of Senior Notes in 2011 and subsequent amortization.

•

Earnout accretion increased $0.3 million from $0 for the year ended December 31, 2010 to $0.3 million for the same period in 2011. The increase is due to the amortization of an earnout provision liability related to an acquisition that closed in May 2011.

•

Gain on sale of assets increased $0.7 million, or 128.7%, from $0.5 million for year ended December 31, 2010 to $1.2 million for the same period in 2011. This increase was due to the sale of assets that were held for strategic repositioning.

•

Loss on extinguishment of debt increased $1.5 million, or 65.9%, from $2.3 million for the year ended December 31, 2010 to $3.8 for the same period in 2011. This cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenues increased $4.6 million, or 4.7%, from $92.3 million for the year ended December 31, 2009 to $96.9 million for the same period in 2010. The $4.6 million increase was a result of the additional rent and tenant recoveries associated with $79.2 million of acquisitions and investments, consisting principally of newly acquired facilities and capital expenditures for which we receive additional rent, made in the year ended December 31, 2010.

Detailed changes in revenues for the year ended December 31, 2010 compared to the same period in 2009 were as follows:

•

Rental income increased $2.5 million, or 3.0%, from $82.8 million for the year ended December 31, 2009 to $85.2 million for the same period in 2010. The $2.5 million increase was a result of the additional rent associated with $79.2 million of acquisitions and investments, consisting principally of newly acquired facilities for which we receive additional rent, made in the year ended December 31, 2010, as well as the rent from those investments made in the year ended December 31, 2009 that were not owned for the entire 2009 period.

•

Tenant recoveries increased $386,000, or 6.4%, from $6.1 million for the year ended December 31, 2009 to $6.4 million for the same period in 2010. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities included in the $79.2 million of acquisitions and investments made in the year ended December 31, 2010 as well as the tenant recoveries from those investments made in the year ended December 31, 2009 that were not owned for the entire 2009 period. The increase was also due to an increase in tenant recoveries related to increases in real estate taxes from investments held more than one year, offset by a real estate tax refund to tenants as a result of lower actual real estate taxes in the 2009 period.

•

Interest on loans to tenants increased $1.7 million, or 49.6%, from $3.5 million for the year ended December 31, 2009 to $5.2 million for the same period in 2010. Most of this increase in the 2010 period was a result of capital expenditures that we made in our properties for which we receive additional rent.

Expenses

Expenses decreased $2.5 million, or 6.4%, from $39.0 million for the year ended December 31, 2009 to $36.5 million for the same period in 2010. The decrease was primarily due to a decrease in one time offering costs that were expensed in 2009 when the company made the decision to not move forward with its IPO effort. This decrease was offset by an increase in general and administrative expenses of $3.7 million which was attributable to $1.6 million of share-based compensation expense in 2010. There was an additional $500,000 in bonus for employees as a result of meeting certain corporate performance goals in 2010 that were not met in 2009.

Detailed changes in expenses for the year ended December 31, 2010 compared to the same period in 2009 were as follows:

•	Rent and other operating expenses were comparable period over period.

•

General and administrative expense increased $3.7 million, or 48.2%, from $7.7 million for the year ended December 31, 2009 to $11.5 million for the same period in 2010. The increase was primarily due to $1.6 million of share-based compensation expense in 2010 and an additional $500,000 in bonus for employees as a result of meeting certain corporate performance goals in 2010 that were not met in 2009.

•

Real estate tax expense increased $243,000, or 3.9%, from $6.2 million for the year ended December 31, 2009 to $6.5 million for the same period in 2010. This increase was a result of an increase in real estate tax expense associated with 13 newly acquired facilities included in the $79.2 million of acquisitions and investments made during the year ended December 31, 2010 as well as the real estate tax expense from those investments made in the year ended December 31, 2009 that were not owned for the entire 2009 period. The increase was also due to increases in real estate taxes from investments held more than one year, offset by a real estate tax refund to tenants as a result of lower actual real estate taxes in the 2009 period. To a much lesser extent the increase was associated with year-to-year increases in real estate taxes related to investments held more than a year.

•

Depreciation expense increased $326,000, or 1.9%, from $17.5 million for the year ended December 31, 2009 to $17.9 million for the same period in 2010. The increase was a result of an increase in depreciation expense associated with 13 newly acquired facilities included in the $79.2 million of acquisitions and investments made during the year ended December 31, 2010 as well as the depreciation expense from those investments made in the year ended December 31, 2009 that were not owned for the entire 2009 period.

•

Loss on impairment of assets increased $96,000, from $0 for the year ended December 31, 2009 to $96,000 for the same period in 2010. The 2010 expense was to record a property at estimated selling price less costs to dispose.

Other Income and Expenses Including Income (Loss) from Discontinued Operations

•

Interest and other income decreased $333,000 or 71.5%, from $466,000 for the year ended December 31, 2009 to $133,000 for the same period in 2010. Most of this decrease was a result of a decrease in average cash balances.

•

Interest expense decreased $3.8 million, or 14.5%, from $26.6 million for the year ended December 31, 2009 to $22.7 million for the same period in 2010. The majority of the decrease was due to a decrease in swap interest expense relating to contracts expiring in 2010 as well as a significant paydown of debt in September 2010.

•

Income relating to the change in fair value of derivatives decreased $4.1 million, or 58.1%, from a gain of $7.0 million in the year ended December 31, 2009 to a gain of $2.9 million in the same period in 2010. This is a result of a change in the fair value of our swaps during the period.

•

Amortization increased $458,000, or 83.3%, from $550,000 for the year ended December 31, 2009 to $1.0 million for the same period in 2010. The increase was due to additional fees incurred in conjunction with our new $405 million mortgage term loan entered into in September 2010.

•	Gain on sale of assets, net was $512,000 for the year ended December 31, 2010 as a result of the disposal of two properties in July 2010 and one property in December 2010.

•

Loss on extinguishment of debt was $2.3 million for the year ended December 31, 2010. This cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off by deferred financing costs.

Property Acquisitions and Dispositions

Aviv REIT had the following rental property activity during the year ended December 31, 2011 as described below:

•

In January 2011, Aviv Financing I, L.L.C., an indirect wholly-owned subsidiary of Aviv REIT (“Aviv Financing I”), acquired a property in Kansas from an unrelated third party for a purchase price of $3,045,000. Aviv REIT financed this purchase with cash and borrowings of $2,131,000 under the Acquisition Credit Line.

•

In March 2011, Aviv Financing II, L.L.C., an indirect wholly-owned subsidiary of Aviv REIT (“Aviv Financing II”), acquired a property in Pennsylvania from an unrelated third party for a purchase price of approximately $2,200,000. Aviv REIT financed this purchase with cash.

•	In March 2011, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $9,581,000. Aviv REIT financed this purchase through cash.

•

In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. Aviv REIT financed this purchase with borrowings of $10,200,000 under the 2014 Revolver.

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

•

In November 2011, Aviv Financing I acquired a property in Oklahoma from an unrelated third party for a purchase price of $3,300,000. Aviv REIT financed this purchase through borrowings of $1,940,000 under the Acquisition Credit Line.

•	In November 2011, Aviv Financing I sold three vacant land parcels in Massachusetts to unrelated third parties for a sales price of $1,360,000 and recognized a gain of approximately $1,110,000.

•

In November 2011, Aviv Financing I acquired five properties in Kansas from an unrelated third party for a purchase price of $10,800,000. Aviv REIT financed this purchase through borrowings of $7,560,000 under the Acquisition Credit Line.

•

In November 2011, Aviv Financing I acquired seven properties in Pennsylvania and Ohio from an unrelated third party for a purchase price of $50,142,813. Aviv REIT financed this purchase with cash and through borrowings of approximately $37,340,000 under the Acquisition Credit Line.

•

In November 2011, Aviv Financing I acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,657,187. Aviv REIT financed this purchase with cash. In December 2011, Aviv REIT added borrowings of approximately $4,660,000 under the Acquisition Credit Line in connection with this property.

•

In December 2011, Aviv Financing I acquired eleven properties in California and Nevada from an unrelated third party for a purchase price of $24,845,100. Aviv REIT financed this purchase with cash and through borrowings of $17,392,000 under the Acquisition Credit Line.

•

In December 2011, Aviv Financing I acquired a property in Arkansas from an unrelated third party for a purchase price of $4,750,000. Aviv REIT financed this purchase with cash and through borrowings of $3,325,000 under the Acquisition Credit Line.

•	In December 2011, Aviv Financing I sold a vacant land parcel in Massachusetts to an unrelated third party for a sales price of $150,000 and recognized a gain of approximately $60,000.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our 2016 Revolver will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings and the issuance of additional equity securities.

We intend to repay indebtedness incurred under our credit facilities from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of additional equity interests and other securities.

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new tenants and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from issuances of securities or borrowings (including under Acquisition Credit Line and our 2016 Revolver).

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Term Loan, Acquisition Credit Line and the Senior Notes. We have a total indebtedness of approximately $597.9 million as of December 31, 2011 (excluding a debt premium of approximately $2.6 million). Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

As of December 31, 2011, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

Term Loan and Acquisition Credit Line

On September 17, 2010, Aviv Financing I entered into a five year credit agreement with General Electric Capital Corporation, which provides a $405.0 million mortgage term loan and a $100.0 million acquisition credit line, which we refer to as the “Term Loan” and the “Acquisition Credit Line,” respectively. The Partnership provides a limited unsecured guarantee of the Term Loan and the Acquisition Credit Line.

The interest rate applicable to the Term Loan and the Acquisition Credit Line is based upon LIBOR, subject to a 1.25% floor, plus 4.5%. At our option the interest rate may be calculated at the prime rate plus 4.5%. The interest rate under the Term Loan and the Acquisition Credit Line was 5.75% on December 31, 2011.

The Acquisition Credit Line is available for draw until September 2013 and can be paid down and redrawn until that time. The Acquisition Credit Line may be used for financing acquisitions and certain property improvements. Draws on the Acquisition Credit Line are limited to 70% of the total cost of the applicable acquisition or renovation and draws for renovation projects are further limited to an aggregate of $25.0 million outstanding at any one time.

The initial term of the Term Loan and the Acquisition Credit Line expires in September 2015, with two one-year extension options provided that certain conditions precedent for the extensions are satisfied, including, without limitation, payment of a fee equal to 0.25% of the then existing principal balance of the Term Loan and the Acquisition Credit Line and meeting certain debt service coverage and debt yield tests.

The Term Loan and the Acquisition Credit Line contain customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The Term Loan and the Acquisition Credit Line generally require the consolidated borrowers under the facility to maintain a debt service coverage ratio of 1.50:1.00 and a distribution coverage ratio of 1.10:1.00. In addition, the Partnership and its consolidated subsidiaries must maintain a debt service coverage ratio of 1.25:1.00 and a debt yield ratio of greater than 17.25%. We are permitted to include cash on hand in calculating such debt service coverage ratios.

Immediately following any draw on the Acquisition Credit Line, both before and after giving effect to such draw, the consolidated borrowers under the Term Loan and the Acquisition Credit Line must have a pro forma debt yield ratio of at least 18%. Our debt yield ratio is the ratio of (i) either consolidated EBITDA or rental revenue for the most recently completed two fiscal quarter period times two to (ii) the average daily outstanding principal balance of loans outstanding under the Term Loan and the Acquisition Credit Line during the period.

7.75% Senior Notes due 2019

On February 4, 2011 we, through the Partnership and Aviv Healthcare Capital Corporation (collectively, the “Issuers”), issued $200.0 million aggregate principal amount of senior unsecured notes (the “Senior Notes”) in a private placement. The Issuers are majority owned subsidiaries of Aviv REIT. Such Senior Notes were sold at par, resulting in gross proceeds of $200.0 million and net proceeds of approximately $194.3 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to repay all outstanding indebtedness under our acquisition credit line and to partially repay our outstanding mortgage term loan.

On April 5, 2011 we issued an additional $100.0 million aggregate principal amount of Senior Notes. Such Senior Notes were sold at a premium, resulting in gross proceeds of $102.8 million and net proceeds of approximately $99.8 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to partially repay indebtedness outstanding under our mortgage term loan, and together with proceeds from additional equity investments made by Aviv REIT’s shareholders, to fund pending investments.

On July 21, 2011, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes issued in the aforementioned private placements for freely tradable notes that have been registered under the Securities Act of 1933. The exchange was consummated on August 22, 2011, and 100% of the Senior Notes were exchanged for registered Senior Notes.

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

Revolving Credit Facilities

2014 Revolver

On February 4, 2011, the Partnership, under Aviv Financing IV, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $25 million secured revolving credit facility with Bank of America (the “2014 Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the 2014 Revolver is generally based on the Prime lending rate, but has a LIBOR option (subject to a floor of 1.0%), plus, in the case of both Prime and LIBOR, a margin that is determined by our leverage ratio from time to time. The initial term of the 2014 Revolver expires in January 2014 with a one-year extension option. We have the right to increase the amount of the 2014 Revolver by up to $75.0 million (resulting in total availability of $100.0 million), provided that certain conditions precedent are satisfied.

As of December 31, 2011, the 2014 Revolver had an outstanding balance of $15 million. Subsequently, the balance was repaid, the properties securing the 2014 Revolver were released, and the borrowing availability under the 2014 Revolver was reduced to $0. The 2014 Revolver is currently secured only by a pledge of the capital stock of Aviv Financing IV, L.L.C. (our subsidiary which may in the future act as the holding company of subsidiaries owning properties on which first lien mortgages securing the 2014 Revolver may be granted). Subsequent to December 31, 2011, no such property-owning subsidiaries existed. However, the 2014 Revolver remains effective, and we may add properties to such subsidiaries in the future, thereby creating borrowing availability under the facility. The borrowing availability under the 2014 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the amount of a hypothetical mortgage based on the net revenues for the prior four quarters (on a pro forma basis for recently acquired properties) and (ii) 65% of the appraised value, in each case, of the properties securing the 2014 Revolver. The maximum availability under the 2014 Revolver may be permanently reduced at our option.

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $187.5 million secured revolving credit facility with General Electric Capital Corporation (the “2016 Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The proceeds from the 2016 Revolver are available for general corporate purposes. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied.

The 2016 Revolver is currently secured by first lien mortgages on 23 of our properties, a pledge of the capital stock of our subsidiaries that own such properties and of Aviv Financing V, L.L.C. (the holding company of such property-owning subsidiaries) and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under the 2016 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) 70% of the appraised value of the properties securing the 2016 Revolver, (ii) the aggregate EBITDAR (earnings before interest expense, income taxes, depreciation and amortization, rent expense paid to the Partnership and certain other extraordinary items) reported by the tenants of the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 18.6% and (iii) rental revenue from the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 15.5%. As of March 2, 2012, the borrowing availability under the 2016 Revolver based on clause (i) of the preceding sentence was $40.5 million. As of March 2, 2012, the 2016 Revolver had an outstanding principal balance of $17.6 million.

The maximum availability under the 2016 Revolver may be permanently reduced, at the Partnership’s option, provided that, if such reduction is a partial reduction of the maximum availability under the 2016 Revolver and occurs prior to January 31, 2013, a fee of 0.5% will be due on the amount of such reduction. The outstanding principal under the 2016 Revolver may be repaid in whole or in part without premium or penalty, provided that such prepayments (i) are made in a minimum principal amount of $2,000,000 and integral multiples of $1,000,000 in excess thereof and (ii) are made no more than once per month.

The 2016 Revolver provides that no loans or other extensions of credit can be made under the 2016 Revolver unless the maximum amount available under the 2016 Revolver (based on the borrowing base calculation as of the relevant date) has been drawn.

Revolving Credit Facilities Generally

The 2014 Revolver and 2016 Revolver contain customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The 2014 Revolver and 2016 Revolver also require us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. We are permitted to include cash on hand in calculating our leverage ratio under both the 2014 Revolver and 2016 Revolver.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of December 31, 2011 (including future interest payments).

	Payments Due by Period
	(in thousands)
	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years	Total
Mortgage term loan and other notes payable	$22,569	$66,332	$275,165	(1)	$—	$364,066
7 3/4% Senior Notes due 2019 (2)	23,250	46,500	46,500		350,375	466,625

Total	$45,819	$112,832	$321,665	(1)	$350,375	$830,691

(1)	Primarily relates to maturity of indebtedness under our Term Loan and Acquisition Credit Line in September 2015. Does not give effect to any amounts to be drawn under the acquisition credit line which would also mature in September 2015. See “—Term Loan and Acquisition Credit Line” above.
(2)	Reflects $300 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

•

Cash provided by operations decreased $2.6 million, or 4.7%, from $54.7 million for the year ended December 31, 2010 to $52.1 million for the same period in 2011. The decrease was due to a decrease in net income for the year ended December 31, 2011 compared to the same period in 2010.

•

Cash used in investing activities increased $131.9 million from $75.1 million for the year ended December 31, 2010 to $207.1 million for the same period in 2011. This increase was largely due to the increase in acquisition and investment activity in the year ended December 31, 2011, as compared to the same period in 2010.

•

Cash provided by financing activities increased $164.5 million from cash provided of $17.9 million for the year ended December 31, 2010 to cash provided of $182.8 million for the same period in 2011. The increase was primarily due to the $159.9 million increase in outstanding debt and $40.4 million equity issuance during the period used for investment activity. No cash was used to redeem partnership units in 2011 as was the case in the same period in 2010 along with an additional deferred contribution of $35.0 million.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

•

Cash provided by operations increased $14.6 million, or 36.6%, from $40.0 million for the year ended December 31, 2009 to $54.7 million for the same period in 2010. The increase was primarily due to an increase in our accounts payable, an increase in net income, and an increase in non-cash stock-based compensation and non-cash loss on extinguishment of debt.

•

Cash used in investing activities increased $36.6 million, or 95.1%, from cash used of $38.5 million for the year ended December 31, 2009 to cash used of $75.1 million for the same period in 2010. This increase was largely due to the increase in investment activity in the year ended December 31, 2010, as compared to the same period in 2009.

•

Cash provided by financing activities increased $13.3 million, or 286.9%, from $4.6 million for the year ended December 31, 2009 to $17.9 million for the same period in 2010. The increase was primarily due to our transaction with Lindsay Goldberg on September 17, 2010.

Summary of Critical Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the REIT, the Partnership, the Operating Partnership, and all controlled subsidiaries and joint ventures. Aviv REIT considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectibility is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations.

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

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. As of December 31, 2011 and December 31, 2010, loan receivable reserves amounted to $2.2 million and $0.8 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

Aviv REIT follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, Aviv REIT adopted a 2010 Management Incentive Plan (the Plan) as part of the transaction with Lindsay Goldberg. A pro-rata allocation of non-cash stock-based compensation expense is made to Aviv REIT and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by Aviv REIT through December 31, 2011 is summarized in Footnote 9 in Part II, Item 8, “Financial Statements and Supplementary Data”.

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

Level 1 –	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or;

Level 2 –	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 –	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Aviv REIT’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon Aviv REIT’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding mortgage and other notes payable obligations with a carrying value of approximately $600.5 million and $440.6 million as of December 31, 2011 and December 31, 2010, respectively. The fair value of debt as of December 31, 2011 was $597.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to Aviv REIT on similar borrowings. Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon Aviv REIT’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. Aviv REIT had outstanding loan receivables with a carrying value of $33.0 million and $36.6 million as of December 31, 2011 and December 31, 2010, respectively. The fair value of loan receivables as of December 31, 2011 and as of December 31, 2010 approximate its carrying value based upon interest rates available to Aviv REIT on similar borrowings.

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

Income Taxes

For federal income tax purposes, Aviv REIT elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (“REIT”) effective as of the transaction with Lindsay Goldberg that occurred on September 17, 2010. To qualify as a REIT, Aviv REIT must meet certain organizational, income, asset and distribution tests. Aviv REIT currently intends to comply with these requirements and maintain REIT status. If Aviv REIT fails to qualify as a REIT in any taxable year, Aviv REIT will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, Aviv REIT may still be subject to federal excise tax. In addition, Aviv REIT may be subject to certain state and local income and franchise taxes. Historically, Aviv REIT and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the transaction with Lindsay Goldberg, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2011 or December 31, 2010, respectively.

Business Combinations

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Company’s diverse operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Mortgage (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

The Company determines fair values as follows:

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Rental properties are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

The Company determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Company’s portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations in rental income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on Aviv REIT’s consolidated financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of December 31, 2011 was approximately $597.7 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its principal executive officer and principal financial officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended December 31, 2011, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the principal executive officer and principal financial officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the principal executive officer and principal financial officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended December 31, 2011, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Internal Control Over Financial Reporting. This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for new reporting companies.

Item 9B.	OTHER INFORMATION

On December 29, 2011, McCarthy Street Property, L.L.C., Sandalwood Arkansas Property, L.L.C. and Southern California Nevada, L.L.C., as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, entered into that certain Borrower Joinder and Affirmation Agreement. The Borrower Joinder and Affirmation Agreement evidences the joinder of such Additional Borrowers, each being indirect subsidiaries of the Partnership, as borrowers under the Term Loan and Acquisition Credit Line.

In connection with the Borrower Joinder and Affirmation Agreement, on December 29, 2011, Aviv REIT and the Partnership entered into that certain Third Supplemental Indenture among Aviv REIT, the Partnership, Aviv Healthcare Capital Corporation (collectively with the Partnership, the “Issuers”), those direct and indirect subsidiaries of the Partnership named therein, including the Additional Borrowers, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Third Supplemental Indenture evidences the guarantee of the Issuers’ 7 3/4% Senior Notes due 2019 by the Additional Borrowers and certain other indirect subsidiaries of the Partnership.

The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to the Borrower Joinder and Affirmation Agreement, Third Supplemental Indenture, which are filed as exhibits hereto and are incorporated herein by reference.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages (as of December 31, 2011) and positions of Aviv REIT’s directors and executive officers:

Name	Age	Position
Craig M. Bernfield	50	Chairman of the Board (Class B), Chief Executive Officer and President
Steven J. Insoft	47	Chief Operating Officer, Chief Financial Officer and Treasurer
Michael W. Dees	37	Director (Class A)
Alan E. Goldberg	57	Director (Class A)
Robert D. Lindsay	57	Director (Class A)
Ari Ryan	36	Director (Class C)
J. Russell Triedman	42	Director (Class A)

The following are biographical summaries of the experience of Aviv REIT’s directors and executive officers.

Craig M. Bernfield. Mr. Bernfield is our Chief Executive Officer and President and has served in such capacity since he co-founded Aviv Healthcare Properties Limited Partnership in 2005. Since September 2010, Mr. Bernfield has also served as the Chairman of our board of directors. Prior to co-founding our company, Mr. Bernfield was Chief Executive Officer and President of Karell Capital Ventures, Inc., or KCV, which he joined in 1990. KCV managed the entities that were combined in 2005 in connection with the formation of Aviv Healthcare Properties Limited Partnership. Mr. Bernfield has been an investor in the nursing home industry for approximately 20 years and was the co-founder of some of the entities that were combined in 2005. Mr. Bernfield received a J.D. degree from The University of Chicago Law School and a B.S. degree in Finance from the College of Business at the University of Illinois at Urbana-Champaign. Mr. Bernfield brings extensive business, managerial and leadership experience to our board of directors. With over 20 years of experience as an investor in the SNF industry, Mr. Bernfield provides the board of directors with a vital understanding and appreciation of our business and the industry. His position as co-founder, Chief Executive Officer and President of our company also make Mr. Bernfield uniquely qualified to serve as the Chairman of our board of directors.

Steven J. Insoft. Mr. Insoft is our Chief Operating Officer, Chief Financial Officer and Treasurer and has served in such capacity since 2005. Prior to joining our company in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years. Mr. Insoft received an M.B.A. from Columbia University and a B.S.E. in Electrical Engineering from the University of Pennsylvania.

Michael W. Dees. Mr. Dees has served as a member of our board of directors since September 2010. Mr. Dees has been with Lindsay Goldberg since 2004, serving as Principal before becoming Partner in 2009. Previously, he worked at Morgan Stanley in the mergers and acquisitions and the Capital Partners groups in New York and in the Real Estate Private Equity group in Tokyo. Mr. Dees has served as a director for Rosetta LLC and Klöckner & Co. AG. Mr. Dees currently serves as a director of Bell Nursery Holdings, LLC, Crane & Co., Inc.,OTLG C.V. and Weener PlastikAG. Mr. Dees’ experience advising growth-oriented companies and his position with an affiliate of Aviv REIT’s largest stockholder, LG Aviv L.P., qualify him for service on our board of directors.

Alan E. Goldberg. Mr. Goldberg has served as a member of our board of directors since September 2010. Mr. Goldberg is a Co-Managing Partner of Goldberg Lindsay & Co., LLC, which he co-founded in 2001. Previously, he served as Chairman and Chief Executive Officer of Morgan Stanley Private Equity from February 1998 to January 2001. Mr. Goldberg joined Morgan Stanley in 1978. Mr. Goldberg has served as a director of Energy Solutions, Inc., Wacker Construction Equipment AG, Klöckner & Co. AG, FSB Global Holdings, Inc., Alliant Insurance Services, Inc., Keystone Foods Holdings LLC, Smurfit-Stone Container Corporation and Rosetta LLC. Mr. Goldberg currently serves as a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, PL Olefins LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Brightstar Corp., PL Propylene LLC, RECON Holdings III Inc., Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC and Pacific Architects and Engineers Incorporated. He also serves as a trustee of Yeshiva University. Mr. Goldberg’s years of business, financial, managerial, executive and board experience across a broad spectrum of industries make him a valuable member of our board of directors. He also indirectly controls (together with Robert D. Lindsay) Aviv REIT’s largest stockholder, LG Aviv L.P.

Robert D. Lindsay. Mr. Lindsay has served as a member of our board of directors since September 2010. Mr. Lindsay is a Co-Managing Partner of Goldberg Lindsay & Co., LLC, which he co-founded in 2001. In addition, Mr. Lindsay serves as the Managing General Partner of Bessemer Holdings, which he joined in 1991. Prior to Bessemer Holdings, Mr. Lindsay was a Managing Director at Morgan Stanley Private Equity. Mr. Lindsay has served as a director of Energy Solutions, Inc., Wacker Construction Equipment AG, Klöckner & Co. AG, Keystone Foods Holdings LLC, FSB Global Holdings, Inc., Rosetta LLC and Alliant Insurance Services, Inc. He also serves as President and CEO of Bessemer Securities LLC, a director of The Bessemer Group, Incorporated and its subsidiary banks, including Bessemer Trust Company, N.A., and as a director of Pike Electric Corporation, FAPS Holdings, Inc., Maine Beverage Company, LLC, PL Olefins LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group LLC, Bell Nursery Holdings, LLC, Brightstar Corporation, PL Propylene LLC, Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC and Pacific Architects and Engineers Incorporated. He also serves as a trustee of the Cold Spring Harbor Biological Laboratory and St. Paul’s School in Concord, New Hampshire. Mr. Lindsay’s years of business, financial, managerial, executive and board experience across a broad spectrum of industries make him a valuable member of our board of directors. He also indirectly controls (together with Alan E. Goldberg) Aviv REIT’s largest stockholder, LG Aviv L.P.

Ari Ryan. Mr. Ryan has served as a member of our board of directors since September 2010. Mr. Ryan is an independent real estate investor and developer and entrepreneur. Mr. Ryan participates in real estate syndications and financing and as a consultant to start up enterprises of all types. He currently manages a private commercial and residential real estate portfolio and serves on the board of directors of the Friends of the Israel Defense Forces, Western Region. Mr. Ryan is the grandson of the late Zev Karkomi, our co-founder. Mr. Ryan’s entrepreneurial experience in the real estate industry and his familial connection to our co-founder make him a valuable member of our board of directors.

J. Russell Triedman. Mr. Triedman has served as a member of our board of directors since September 2010. Mr. Triedman also serves as a Partner at Lindsay Goldberg, LLC, which he joined in 2001. Previously, he worked as a Principal at Bessemer Holdings from 2000 to 2001. He also worked as a Director at Fox Paine & Company, LLC, a San Francisco-based private equity firm, in the mergers and acquisitions and high yield finance groups at Cravath, Swaine & Moore LLP and in the private equity group of Brown Brothers Harriman & Co. Mr. Triedman has served as a director of Keystone Foods Holdings LLC and FSB Global Holdings, Inc. Mr. Triedman also serves as a director of Continental Energy Systems LLC, Pike Electric Corporation and Pacific Architects and Engineers Incorporated. Mr. Triedman’s experience advising growth-oriented companies and his position with an affiliate of Aviv REIT’s largest stockholder, LG Aviv L.P., qualify him for service on our board of directors.

Board of Directors

Aviv REIT’s charter provides for three classes of directors: Class A Directors, Class B Directors and Class C Directors. Each director serves for a term expiring at the next annual meeting of stockholders and when his successor has been duly elected and qualifies. The number and identity of directors serving on Aviv REIT’s board of directors is determined pursuant to a Stockholders Agreement (the “Stockholders Agreement”) entered into by Aviv REIT, Lindsay Goldberg, an entity formed by Mr. Bernfield and Mr. Ryan, as representative of certain limited partners (the “Karkomi Investors”) related to the family of Zev Karkomi, who co-founded Aviv Healthcare Properties Limited Partnership with Mr. Bernfield. The Stockholders Agreement provides for a total of eleven votes to be cast at all meetings of Aviv REIT’s board of directors. Subject to certain exceptions, the Class A Directors, who are designated by Lindsay Goldberg, are entitled to cast a total of four such votes, the Class B Directors, who are designated by Mr. Bernfield, are entitled to cast a total of six such votes and the Class C Directors, who are designated by the Karkomi Investors, are entitled to cast one such vote. If Mr. Bernfield dies or becomes disabled, the Class B Directors will be designated by an individual previously designated by Mr. Bernfield and agreed to by Lindsay Goldberg. For additional information regarding our relationship with Lindsay Goldberg, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, due to the relatively small size of our company. At a later time, the board of directors may adopt such a code of ethics.

We currently do not have an audit committee of our board of directors. As a result, our board has not determined any of its members to be audit committee financial experts.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The primary goal of our executive compensation program is to attract, motivate and retain top-caliber talent needed to lead us in achieving business success. Our compensation approach has traditionally been reflective of the operation of our business as a closely held private company and the compensation tools available to us in that structure. Historically, the principal owners have been solely responsible for setting and adjusting the overall design of our pay programs for the named executive officers. Our Chief Executive Officer has negotiated executive compensation packages as part of the hiring process and reviewed each executive’s compensation as part of the annual performance review and budgeting process.

Historically, in setting or adjusting our executive compensation packages, management has relied upon “going rate” information provided by recruiting firms, our historical pay practices, and wage increase information from various publicly available sources when making decisions about the amounts and forms of compensation provided to our executives. Additionally, the Chief Executive Officer has considered the following:

•	seniority, skill and responsibilities of each executive;

•	internal equity among pay levels of our executive officers; and

•	the individual performance of each executive officer.

Our current executive compensation program consists of the following elements, each of which is described in more detail below:

Element	Description	Rationale

Base salary	• Based on position-specific responsibilities and performance • Paid at a rate established at the beginning of each year	• Required to deliver competitive pay and attract and retain required talent

Annual incentive	• Opportunity to earn a percentage of base salary based upon performance against pre-determined company and individual performance objectives	• Provide compensation opportunity that encourages strong performance and focuses individuals on key goals • Provide competitive earning opportunity

Equity

1. Class D Units 2. Phantom Class C Units 3. Management Incentive Plan (MIP)	• Differentiated equity awards granted based on level of responsibility, seniority and/or ability to influence value creation	• Aligns executives with shareholder value creation • Provides a long-term incentive vehicle to provide additional performance-based pay opportunity • Creates a retention mechanism

Benefits and Perquisites	• Consistent with those offered to all employees	• Executives should not receive preferential perquisite, health or welfare treatment

Our compensation philosophy and structure were established in 2008 following our engagement of Towers Perrin, (Towers Watson was then formed as a result of the 2010 merger between Towers Perrin and Watson Wyatt). In October 2010, we engaged Pay Governance LLC, the “Consultant” (following the merger of Towers Perrin and Watson Wyatt, our principal consultant participated in the formation of Pay Governance). Our principal owners engaged Towers Perrin to conduct a review of and assist in formalizing our executive compensation program.

Prior to 2011, the last formal competitive assessment was conducted by Towers Perrin in 2008 and covered base salary levels, short-term incentive awards, and equity incentive awards for our named executive officers. Towers Perrin relied on data from three primary sources in order to define competitive market compensation levels and assist us in formulating compensation ranges and in developing incentive program design for our named executive officers. The three data sources included:

•	proxy data obtained from publicly-traded non-healthcare REITs;

•	proxy data obtained from publicly-traded healthcare industry REITs; and

•	general industry data obtained from Towers Perrin’s compensation database.

The review has remained relevant for our organization and workforce and provided the general framework within which decisions regarding executive compensation were made for 2011.

Base salary

Salaries for named executive officers are established based on position-specific responsibilities, taking into account competitive market compensation for similar positions, the skills and experience of the individual, internal equity among executive officers, individual performance, and other subjective relevant factors. Base salaries have historically been reviewed annually and adjustments made where deemed appropriate, or at other times to reflect significant changes in job responsibilities or market conditions.

Annual incentive awards

For fiscal year 2011, bonuses were awarded under our annual incentive program. Target annual bonus opportunities were set based on our employee pay structure and internal equity considerations. Bonuses are paid in lump sum by March 15th of the following fiscal year.

The table below illustrates the annual incentive award opportunity levels for our named executive officers, as a percent of base salary.

Officer	Threshold	Target	High	Portion of Award Tied to Corporate Performance
Craig M. Bernfield	25%	50%	75%	100%
Steven J. Insoft	12.5%	25%	37.5%	65%

All employees have the opportunity to earn a maximum of 150% of their target award, depending on performance.

The measures used for the determination of the award are largely objective and reflect the applicable named executive officer’s role in the overall success of our business. Mr. Insoft also has select departmental and team-based goals in addition to his corporate performance goals. The achievement of such departmental and team-based goals is determined through our formal review process, which includes both a mid-year and year-end review for each of such named executive officers.

All employees have some portion of their annual incentive opportunity tied to the performance of the business as a whole. The corporate performance goals used in determining 2011 bonuses are set forth below.

Measure of Corporate Performance	Weighting (as a % of Total Corporate Component)
AFFO Growth	50.0%
Rent Collection	12.5%
EBITDARM Coverage	12.5%
Gross Investment	25.0%

Equity Awards

D Unit Awards

Mr. Insoft, along with a number of our employees, has been granted Class D units.

Mr. Insoft received a grant of 2,000 Class D units in January of 2006 following his commencement of employment with us. His award of 2,000 Class D units reflected his relative status in the organization as the Senior Vice President, Finance, in consideration of the size of the awards provided to other employees and expectations for him to become the Chief Financial Officer and contribute to our long-term success. We also intended for his award to provide a meaningful retention value.

The Class D units vest as follows:

•	20% vested on December 31, 2010;

•	40% vested on December 31, 2011; and

•	the remaining 40% vest upon the earlier of:

•	expiration of a lock-up period with respect an “initial public offering” by us; and

•	at the time of certain “fundamental transactions” involving Aviv Healthcare Properties Limited Partnership;

subject to the named executive officer’s employment with us through the applicable vesting date.

Phantom Class C Units

In 2007, Mr. Insoft was also granted phantom Class C units with a value equal to 5% of the Class C units as of any date. Mr. Insoft was granted the phantom Class C units as part of discussions related to his hiring, given our desire for him to participate in an equity-based arrangement that would align him with investors. The final value and terms and conditions of the grant itself were finalized after his hiring date. The grant was made in November of 2007 in recognition of our goals to align him with investors and his anticipated role as CFO. In addition, we wanted to recognize the value of unvested awards that Mr. Insoft was forfeiting at his prior employer in his decision to join our organization.

Of the original phantom Class C units granted, 80% were settled as of December 31, 2011 in Class C Units. The remaining 20% of such phantom Class C units will vest on December 31,2012, generally subject to Mr. Insoft’s continued employment with us through the applicable vesting date. The vesting of such phantom Class C units will accelerate in the event of a “change in control” following which Mr. Bernfield ceases to control our organization. If such phantom Class C units become vested, then they will be settled in Class C units or cash at our discretion on January 1, 2018. In addition, certain earnings on the Class C units underlying such phantom interest, once vested, are payable annually to Mr. Insoft until such interest is settled.

Management Incentive Plan

Each of our named executive officers was granted awards under our Management Incentive Program (MIP), which was adopted in 2010 in conjunction with our Lindsay Goldberg recapitalization. Outstanding awards granted under the MIP have two components, which are described in the table below.

MIP Award Type	Description	Vesting Treatment

Time-Based Nonqualified Stock Options	Option to purchase shares of Aviv REIT, Inc. at a price established at the time of grant, subject to time-based vesting	Annually in 25% tranches over 4 years beginning on 1st anniversary of grant date, with accelerated vesting upon a “liquidity event,” subject to employment with us through the applicable vesting date

Performance-Based Nonqualified Stock Options	Option to purchase shares of Aviv REIT, Inc. at a price established at the time of grant, subject to performance-based vesting	Fully upon a “liquidity event,” provided that Lindsay Goldberg has achieved a 15% internal rate of return on its investment in us, subject to employment with us through such date

In addition, named executive officers are entitled to receive dividend equivalents on their time-based nonqualified stock options (NSOs). Dividend equivalents accrued since the date of grant of each NSO are paid to the named executive officer upon vesting of the portion of the NSO on which such dividend equivalent is based. Following vesting and until the NSO is exercised or terminated, periodic additional dividend equivalents will be paid generally on the earlier of:

•	the last day of the calendar quarter in which such dividends were paid to shareholders of Aviv REIT, Inc.; and

•	three business days following the named executive officer’s termination of employment with us.

Benefits and perquisites

Each of our named executive officers participates in the retirement and health/welfare benefit plans generally available to all employees. In 2011, we did not offer any perquisites to our named executive officers.

Employment agreements

We have no agreements in place with either of our named executive officers, and they are considered “at will” employees.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to (i) our Chief Executive Officer and President and (ii) our Chief Operating Officer, Chief Financial Officer and Treasurer, each of whom was serving as an executive officer on December 31, 2011.

Summary compensation table

The following table sets forth the annual base salary, bonus, long-term equity incentive awards and other compensation earned by or granted with respect to our named executive officers during 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Craig M. Bernfield, Chief Executive Officer & President	2011	$500,092	$0	$115,760	$375,075	$0	$990,927
	2010	$490,286	$0	$1,017,138	$275,783	$0	$1,783,207
	2009	$480,673	$0	$0	$60,085	$0	$540,758
Steven J. Insoft, Chief Operating Officer, Chief Financial Officer & Treasurer	2011	$306,591	$0	$61,657	$114,975	$0	$483,223
	2010	$300,579	$0	$542,492	$94,395	$176,225	$1,113,691
	2009	$294,685	$0	$0	$50,648	$206,798	$552,131

(1)	Reflects the value of time-based MIP awards which were granted in 2011. While the time-based NSOs have a grant date fair market value for financial reporting purposes, the performance-based NSOs have a grant date fair value but it is impossible to know at the time of the grant the likelihood of vesting due to the return threshold and employment requirements.
(2)	Mr. Insoft received distributions from unsettled Phantom Class C Units in 2009, 2010 and 2011.

Grants of plan-based awards

The following table shows certain information relating to our non-equity incentive plan awards and options to purchase shares of our common stock granted to the named executive officers in 2011.

Name			Estimated Possible Potential Payments Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise Price or Base Price of Option Awards	Grant Date Closing Price of Common Stock	Grant Date Fair Value of Stock and Option
	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	($/Share)	($/Share)	Awards
Craig M. Bernfield	—		$125,025	$250,050	$375,075	—	—	—	—	—
	1/4/2011	(1)					195	$1,124.22	$1,124.22	$29,073
	1/4/2011	(2)					390	$1,124.22	$1,124.22	$0
	10/28/2011	(1)					494	$1,138.93	$1,138.93	$86,687
	10/28/2011	(2)					988	$1,138.93	$1,138.93	$0
Steven J. Insoft	—		$38,325	$76,650	$114,975	—	—	—	—	—
	1/4/2011	(1)					104	$1,124.22	$1,000.00	$15,505
	1/4/2011	(2)					208	$1,124.22	$1,000.00	$0
	10/28/2011	(1)					263	$1,138.93	$1,083.93	$46,151
	10/28/2011	(2)					526	$1,138.93	$1,083.93	$0

(1)	Time-based nonqualified stock options.
(2)	Performance-based nonqualified stock options. As noted in the Summary Compensation Table, there is no grant date fair value for these awards, as it is impossible to know at the time of grant the likelihood of vesting due to the return threshold and employment requirements.

Outstanding equity awards at fiscal year end

The following table sets forth certain information concerning unexercised options held by the named executive officers at December 31, 2011.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexcercised Options- Exercisable	Number of Securities Underlying Unexcercised Options- Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Yet Vested	Market Value of Shares or Units of Stock that Have Not Yet Vested ($)
Craig M. Bernfield	2,292	25,209	$1,000.00	—	—	—
	—	560	$1,083.93	—	—	—
	—	585	$1,124.22	—	—	—
	—	1,482	$1,183.93	—	—	—
Steven J. Insoft	1,222	13,445	$1,000.00	—	800 Class D Units	$213,119
	27	299	$1,083.93	—	—	—
	—	312	$1,124.22	—	—	—
	—	789	$1,138.93	—	—	—

Option exercises and stock vested at fiscal year end

No options were exercised in 2011. The table below shows stock awards that vested on December 31, 2011. No other awards vested during the year.

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Craig M. Bernfield	800	$213,119
Steven J. Insoft(1)	1	$272,905

(1)	Includes 800 Class D Units and 1% of Class C value vested on 12/31/11.

Potential payments upon change of control

As described above, the following will result from certain change in control transactions:

•	40% of the Class D units held by a named executive officer will become vested upon the earlier of:

•	expiration of a lock-up period with respect an “initial public offering” by us; and

•	at the time of certain “fundamental transactions” involving Aviv Healthcare Properties Limited Partnership.

•

Any unvested phantom Class C units held by Mr. Insoft will become fully vested upon a “change in control” following which Mr. Bernfield ceases to control our organization, subject to his employment with us through such date.

•	Unvested time-based NSOs under the MIP become vested upon a “liquidity event,” subject to employment with us through such date.

•

Performance-based NSOs under the MIP become fully vested upon a “liquidity event,” provided that Lindsay Goldberg has achieved a 15% internal rate of return on its investment in us, subject to employment with us through such date.

Assuming a change in control event occurred on December 31, 2011, the table below summarizes the estimate of the full benefit that would be realized by our executives. The table shows the full value of all equity that would vest related to the change in control. No other payments or benefits are provided under a change in control. No payments or benefits are provided under any other potential termination event.

Name	Change-in-Control
Craig M. Bernfield
Cash Severance	$0
Class D Unit	0
MIP	1,017,138

Total	$1,017,138

Steven J. Insoft
Cash Severance	$0
Class D Unit	213,119
Phantom Class C Unit	0
MIP	542,492

Total	$755,611

DIRECTOR COMPENSATION

We have not established a director compensation program at this time. While certain advisors to our board of directors have received compensation, no compensation was paid to any director in 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Aviv REIT’s common stock as of March 1, 2012 for the following: (i) each of Aviv REIT’s directors and Named Executive Officers, (ii) all persons who are directors and executive officers of Aviv REIT as a group and (iii) any person who is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv REIT’s common stock. No director or Named Executive Officer is the beneficial owner of Aviv REIT’s preferred stock, and no person is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv REIT’s preferred stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned (1)		Percent of Common Stock
Directors and Named Executive Officers:
Craig M. Bernfield	2,394	(2)	*
Steven J. Insoft	1,276	(3)	*
Michael W. Dees	—		—
Alan E. Goldberg	292,968	(4)	99.99%
Robert D. Lindsay	292,968	(4)	99.99%
Ari Ryan	—		—
J. Russell Triedman	—		—
All persons who are directors and executive officers as a group (7 persons, each of whom is named above)	292,969		100.00%
5% Stockholder:
LG Aviv L.P.	292,968	(5)	99.99%
Alan E. Goldberg	292,968	(4)	99.99%
Robert D. Lindsay	292,968	(4)	99.99%

*	Less than 1.00%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage ownership is determined based on 292,969 shares of Aviv REIT common stock outstanding as of March 1, 2012. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Includes 2,393 shares of common stock issuable upon exercise of stock options vesting on or before April 30, 2012.
(3)	Represents 1,276 shares of common stock issuable upon exercise of stock options vesting on or before April 30, 2012.
(4)	Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P., the majority stockholder of Aviv REIT. By virtue of this relationship, they may be deemed to have or share beneficial ownership of securities held by LG Aviv L.P. Mr. Lindsay and Mr. Goldberg expressly disclaim beneficial ownership of such securities, except to the extent of their respective pecuniary interests therein. The address for Mr. Lindsay and Mr. Goldberg is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111.
(5)

LG Aviv L.P. is the direct owner of the shares. Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P. LG Aviv L.P. disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. The address for LG Aviv L.P. is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York, 10111.

The following table sets forth certain information regarding the beneficial ownership of each class of the partnership units of Aviv Healthcare Properties Limited Partnership as of March 1, 2012 for the following: (i) each of Aviv REIT’s directors and Named Executive Officers, (ii) all persons who are directors and executive officers of Aviv REIT as a group and (iii) any person who is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv Healthcare Properties Limited Partnership’s units.

Name of Beneficial Owner	Amount of Class A Units Beneficially Owned (1)	Percent of Class A Units	Amount of Class B Units Beneficially Owned (1)	Percent of Class B Units	Amount of Class C Units Beneficially Owned (1)		Percent of Class C Units	Amount of Class D Units Beneficially Owned (1)	Percent of Class D Units	Amount of Class F Units Beneficially Owned (1)	Percent of Class F Units	Amount of Class G Units Beneficially Owned (1)		Percent of Class G Units	Amount of Class G Preferred Units Beneficially Owned (1)	Percent of Class G Preferred Units
Directors and Named Executive Officers:
Craig M. Bernfield	1,099,793	8.2%	932,247	20.6%	48.5	(2)	48.5%	—	—	100	100.0%	292,969	(3)	100.0%	—	—
Steven J. Insoft.	—	—	—	—	3.0	(4)	3.0%	400	5.0%	—	—	—		—	—	—
Michael W. Dees	—	—	—	—	—		—	—	—	—	—	—		—	—	—
Alan E. Goldberg	—	—	—	—	—		—	—	—	—	—	292,968	(5)	99.99%	—	—
Robert D. Lindsay	—	—	—	—	—		—	—	—	—	—	292,968	(5)	99.99%	—	—
Ari Ryan (6)	6,845,291	50.9%	2,786,183	59.3%	48.5	(7)	48.5%	—	—	—	—	—		—	—	—
J. Russell Triedman	—	—	—	—	—		—	—	—	—	—	—		—	—	—
All persons who are directors and executive officers as a group (7 persons, each of whom is named above)	7,958,988	59.1%	3,616,067	79.9%	100.0		100.0%	900	11.2%	100	100.0%	292,969		100.0%	—	—
5% Unitholder:
Aviv REIT, Inc. (8)	—	—	—	—	—		—	—	—	—	—	292,969		100.0%	—	—
Alan E. Goldberg (5)	—	—	—	—	—		—	—	—	—	—	292,968	(5)	99.99%	—	—
Robert D. Lindsay (5)	—	—	—	—	—		—	—	—	—	—	292,968	(5)	99.99%	—	—
Craig M. Bernfield (9)	1,099,793	8.2%	932,247	20.6%	48.5	(2)	48.5%	—	—	100	100.0%	292,969	(3)	100.0%	—	—
Steven J. Insoft (9)	—	—	—	—	—		—	400	5.0%	—	—	—		—	—	—
Ari Ryan (6)(9)	6,845,291	50.9%	2,786,183	59.3%	48.5	(7)	48.5%	—	—	—	—	—		—	—	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage ownership is determined based on 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 100 Class F Units, 292,969 Class G Units and 125 Class G Preferred Units of Aviv Healthcare Properties Limited Partnership outstanding as of March 1, 2012. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all units beneficially owned.
(2)	Includes 1 unit that is held by Mr. Bernfield subject to a phantom unit award grant to Mr. Insoft.
(3)	Represents 292,968 Class G Units held by Aviv REIT, Inc. and 1 Class G Unit held by Craig M. Bernfield REIT, L.L.C. Mr. Bernfield, as Chief Executive Officer and President of Aviv REIT, Inc., has shared control over Aviv REIT, Inc. By virtue of his position, he may be deemed to have beneficial ownership of securities beneficially owned by Aviv REIT, Inc. Mr. Bernfield expressly disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.
(4)	Reflects Class C Units held by Steven J. Insoft Investments, L.L.C., which is 99% owned by Mr. Insoft and 1% owned by his wife, Susan M. Insoft. Such units are also pledged as collateral to secure a loan in favor of Mr. Insoft.

(5)	Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P., the majority stockholder of Aviv REIT, Inc., which is the general partner of Aviv Healthcare Properties Limited Partnership. By virtue of this relationship, they may be deemed to have or share beneficial ownership of securities held by Aviv REIT, Inc. Mr. Lindsay and Mr. Goldberg expressly disclaim beneficial ownership of such securities, except to the extent of their respective pecuniary interests therein. The address for Mr. Lindsay and Mr. Goldberg is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111.
(6)	Mr. Ryan holds Class A Units, Class B Units and Class C Units through various trusts and limited liability companies, of which he is the sole beneficial owner. Such units are also pledged as collateral to secure various loans.
(7)	Includes 1 unit that is held by Mr. Ryan subject to a phantom unit award grant to Mr. Insoft.
(8)	The address for Aviv REIT, Inc. is 303 West Madison Street, Suite 2400, Chicago, Illinois, 60606.
(9)	The address for Mr. Bernfield, Mr. Insoft and Mr. Ryan is c/o Aviv REIT, Inc., 303 West Madison Street, Suite 2400, Chicago, Illinois, 60606.

Our equity compensation arrangements consist of the Aviv REIT, Inc. 2010 Management Incentive Plan, pursuant to which we may issue options to purchase shares of Aviv REIT’s common stock. We have also entered into agreements with certain of our employees pursuant to which we have issued Class D Units and phantom partnership units of the Partnership. The following table sets forth, as of December 31, 2011, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Aviv REIT or the Partnership are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	62,382	$1,010.94	84,744
Equity compensation plans not approved by security holders (2)	8,055	—	—

Total	70,437	$1,010.94	84,744

(1)	Represents options to purchase Aviv REIT’s common stock issued pursuant to the 2010 Management Incentive Plan. For a description of the material features of the awards made pursuant to the 2010 Management Incentive Plan, please see Footnote 9, “Option Awards” under Part II, Item 8, “Financial Statements and Supplementary Data.”
(2)	Represents 8,050 Class D Units of the Partnership issued pursuant to Class D Unit Award Agreements and five phantom Class C Units of the Partnership issued pursuant an Amended and Restated Phantom Partnership Unit Award Agreement. For a description of the material features of the Class D Unit Award Agreements, please see Footnote 8, “Partnership Equity and Incentive Program” under Part II, Item 8, “Financial Statements and Supplementary Data.” For a description of the material features of the phantom Amended and Restated Phantom Partnership Unit Award Agreement, please see the discussion under Part III, Item 11, “Executive Compensation.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions are transactions in which we are a participant where the amount involved exceeds $120,000, and a member of our board of directors, an executive officer or a holder of more than 5% of our voting securities (or an immediate family member of any of the foregoing) has a direct or indirect material interest. We have not implemented a formal written policy relating to the review, approval or ratification of related party transactions. However, in practice all such related party transactions are reported to, and approved by, our full board of directors. Factors considered by the board when deliberating such transactions include: Our board of directors will consider all relevant facts and circumstances when deliberating such transactions, including whether the terms of the transaction are fair to us and whether the transaction is consistent with, and contributes to, our growth strategy.

The related party transactions listed below were all approved by our board of directors.

Strategic Equity Transaction with Lindsay Goldberg

In September 2010, we consummated a strategic equity transaction with an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”). Lindsay Goldberg is a private investment firm that focuses on partnering with well-managed, closely-held businesses and entrepreneur-led enterprises to help facilitate growth and value creation in industries such as healthcare, consumer products, commodity-based manufacturing, energy services, business services, financial services and energy infrastructure. Lindsay Goldberg manages approximately $10 billion of capital across three funds and its team of investment professionals has collectively completed more than 120 transactions with an aggregate value in excess of $15 billion. Some of its other investments include ASA Medical, Brightstar, Brock, Continental Energy Systems, PetroLogistics and PSC.

In connection with the transaction, Lindsay Goldberg, through the formation of our current general partner, Aviv REIT, made an aggregate investment in us, including through the contribution of limited partnership interests it purchased from certain of our limited partners concurrently with its investment, of $217.8 million. Lindsay Goldberg subsequently made an aggregate of $85.0 million in additional equity investments in Aviv REIT, has committed to make additional equity investments of up to $40.0 million in Aviv REIT, and may elect to make additional discretionary equity investments in Aviv REIT. As a result of the transaction, Lindsay Goldberg owns a majority of the equity of Aviv REIT.

In connection with the transaction, we entered into a Stockholders Agreement with Lindsay Goldberg, a representative of certain limited partners related to the family of Zev Karkomi and an entity formed by Mr. Bernfield. The Stockholders Agreement sets forth certain provisions regarding the governance and control of Aviv REIT. The Stockholders Agreement provides that, subject to certain exceptions, Lindsay Goldberg is entitled to designate up to four Class A Directors, with such directors being entitled to cast a total of four votes on any matter before the board of directors, Mr. Bernfield is entitled to designate up to four Class B Directors, with such directors being entitled to cast a total of six votes on any matter before the board of directors, and the Karkomi Investors are entitled to designate one Class C Director, with such director entitled to cast one vote on any matter before the board of directors. If Mr. Bernfield dies or becomes disabled, the Class B Directors will be designated by an individual previously designated by Mr. Bernfield and agreed to by Lindsay Goldberg. The Stockholders Agreement also requires that certain material corporate activities must be approved by all Class A Directors in addition to the Class B Directors. Further, during any period in which the value of the common stock of Aviv REIT held by Lindsay Goldberg, as calculated at any fiscal year end in accordance with the Stockholders Agreement among the stockholders of Aviv REIT, is less than 79.5% of the aggregate amount of investments made by Lindsay Goldberg in Aviv REIT, the Class A Directors shall be entitled to cast such number of votes equal to the percentage of Lindsay Goldberg’s fully diluted ownership of Aviv REIT multiplied by eleven, the Class C Director shall be entitled to cast one vote and the Class B Directors shall be entitled to cast any remaining votes.

Loans to Mr. Insoft

On November 1, 2007, Steven Insoft, our Chief Financial Officer and Treasurer, was granted phantom partnership units in Aviv Healthcare Properties Limited Partnership equal to a percentage of the value of units held by certain of the limited partners. The award vests ratably over time and may be settled in cash or in class C units of Aviv Healthcare Properties Limited Partnership. On September 17, 2010 and December 31, 2010, Mr. Insoft’s award vested in part and Mr. Insoft was awarded class C units representing the vested portion of his award. In addition, we paid Mr. Insoft an amount of cash representing the taxes due on the vested portion of his award. In exchange, Mr. Insoft executed promissory notes payable to us in the aggregate principal amount of $311,748 that accrued interest at the then-applicable long-term Federal rate. On April 29, 2011, Mr. Insoft repaid the promissory notes in full. The aggregate amount repaid was $315,421. From the date of issuance to the date of repayment, Mr. Insoft paid an aggregate of $5,788 of interest on the notes.

Director Independence

Our equity is not listed on any securities exchange and therefore we are not required to have independent directors on our board. Were we subject to the listing standards of the New York Stock Exchange, none of our directors, other than Ari Ryan, would be deemed to be independent under those standards due to their positions with Aviv REIT or Lindsay Goldberg, as applicable.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for us by Ernst & Young, L.L.P. for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit fees (1)	$489,000	$415,500
Audit-related fees (2)	256,000	57,000
Tax fees (3)	517,000	692,985
All other fees (4)	—	—

Total fees	$1,262,000	$1,165,485

(1)	Audit fees represent fees billed or accrued for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2011 and 2010, fees of $256,000 and $57,000 were incurred for review of our consolidated financial statements included in the offering memorandum related to our private placement of Senior Notes and in the Registration Statement on Form S-4 related to the subsequent exchange offering.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2011 and 2010, fees of $517,000 and $692,985, respectively, were incurred for assistance with the preparation of tax returns.
(4)	All other fees represent fees billed for services other than those reported as “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no such fees incurred during 2011 or 2010.

We do not currently have an audit committee and, as a result, have no audit committee pre-approval policy with respect to fees paid to Ernst & Young, L.L.P. However, all services rendered by Ernst & Young, L.L.P. during 2011 were pre-approved by the Chairman of Aviv REIT’s board of directors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of this report:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010;

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2011, 2010 and 2009; and

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

(2) Financial Statement Schedules

(3) Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

March 13, 2012	By:	/S/ DONNA O’NEILL
		Name:	Donna O’Neill
		Title:	Senior Vice President, Finance and Principal Accounting Officer

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

By: Aviv REIT, Inc., its general partner

March 13, 2012	By:	/S/ DONNA O’NEILL
		Name:	Donna O’Neill
		Title:	Senior Vice President, Finance and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2012.

Signature	Title

/S/ CRAIG M. BERNFIELD Craig M. Bernfield	Principal Executive Officer and Director

/S/ STEVEN J. INSOFT Steven J. Insoft	Principal Financial Officer

/S/ DONNA O’NEILL Donna O’Neill	Principal Accounting Officer

/S/ MICHAEL W. DEES Michael W. Dees	Director

/S/ ALAN E. GOLDBERG Alan E. Goldberg	Director

/S/ ROBERT D. LINDSAY Robert D. Lindsay	Director

/S/ ARI RYAN Ari Ryan	Director

/S/ J. RUSSELL TRIEDMAN J. Russell Triedman	Director

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., filed with the State Department of Assessments and Taxation of the State of Maryland on September 14, 2010, included as Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), dated September 17, 2010, included as Exhibit 3.4 to Registrant’s
Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.2 to Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

4.1.3*	Third Supplemental Indenture, dated as of December 29, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Registration Rights Agreement, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc., the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.3	Registration Rights Agreement, dated as of April 5, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc., the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.4	Form of 73/4% Senior Notes due 2019 (included in Exhibit 4.1).

10.1	Credit Agreement, dated as of September 17, 2010, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.1	Amendment No. 1 to Credit Agreement, dated as of February 4, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.2	Amendment No. 2 to Credit Agreement, dated as of April 5, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.3	Borrower Joinder Agreement and Affirmation Agreement, dated as of October 1, 2010, among Southeast Missouri Property, L.L.C., as Additional Borrower, Yuba Aviv, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.4	Borrower Joinder and Affirmation Agreement, dated as of December 30, 2010, among Great Bend Property, L.L.C., Arma Yates, L.L.C., Orange ALF Property, L.L.C., each as Additional Borrowers, October Associates, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.5	Release Agreement, dated as of February 4, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.6	Release Agreement, dated as of April 5, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.7	Borrower Joinder and Affirmation Agreement, dated as of November 1, 2011, among Ohio Pennsylvania Property, L.L.C., Kansas Five Property, L.L.C., Murray County, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.7 to Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

10.1.8*	Borrower Joinder and Affirmation Agreement, dated as of December 29, 2011, among McCarthy Street Property, L.L.C., Sandalwood Arkansas Property, L.L.C. and Southern California Nevada, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent.

10.2	Credit Agreement, dated as of February 4, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.2.1	Amendment No. 1 to Credit Agreement, dated as of March 22, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.3	Credit Agreement, dated as of January 31, 2012, among Aviv Financing V, L.L.C., as Parent Borrower, the other Borrowers party thereto, Aviv REIT, Inc., as REIT Guarantor, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent, Sole Lead Arranger and Sole Book Manager, included as Exhibit 10.1.8 to Registrant’s Current Report on Form 8-K filed February 3, 2012 and incorporated herein by reference thereto.

10.4†	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5†	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6†	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.7†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.9†	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Aviv REIT, Inc.

31.1*	Certification of Principal Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Principal Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.4*	Certification of Principal Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101*	Sections of this Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

AVIV REIT, INC. AND SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or have been omitted because sufficient information has been included in the notes to the Consolidated Financial Statements.

AVIV REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Stockholders

Aviv REIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aviv REIT, Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv REIT, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                     /s/ Ernst & Young LLP

Chicago, Illinois

March 13, 2012

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$40,862,023	$13,029,474
Deferred rent receivable	29,926,203	30,660,773
Tenant receivables, net	6,007,800	1,168,842
Rental properties and financing leases, at cost:
Land	102,925,122	76,466,020
Buildings and improvements	750,130,484	568,959,630
Furniture, fixtures and equipment	55,411,980	46,846,643
Assets under direct financing leases	10,916,181	10,777,184

	919,383,767	703,049,477
Less accumulated depreciation	(96,796,028)	(75,948,944)

Net rental properties	822,587,739	627,100,533

Deferred finance costs, net	13,142,330	9,957,636
Loan receivables, net	33,031,117	36,610,638
Other assets	5,864,045	12,872,323

Total assets	$951,421,257	$731,400,219

Liabilities and equity
Accounts payable and accrued expenses	$18,124,167	$6,012,809
Tenant security and escrow deposits	15,739,917	13,658,384
Other liabilities	34,824,629	25,996,492
Deferred contribution	35,000,000	—
Mortgage and other notes payable	600,473,578	440,575,916

Total liabilities	704,162,291	486,243,601

Equity:
Stockholders’ equity
Common stock (par value $0.01; 262,237 and 227,002 shares outstanding, respectively)	2,622	2,270
Additional paid-in-capital	264,960,352	223,838,999
Accumulated deficit	(21,382,823)	(2,261,839)
Accumulated other comprehensive (loss) income	(1,867,759)	2,188,155

Stockholders’ equity	241,712,392	223,767,585
Noncontrolling interests	5,546,574	21,389,033

Total equity	247,258,966	245,156,618

Total liabilities and equity	$951,421,257	$731,400,219

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental income	$92,326,121	$85,240,144	$82,775,078
Tenant recoveries	7,174,851	6,441,786	6,055,703
Interest on loans to lessees — capital expenditures	1,267,275	1,779,620	1,662,107
Interest on loans to lessees — working capital and capital lease	3,978,754	3,446,226	1,830,791

Total revenues	104,747,001	96,907,776	92,323,679

Expenses
Rent and other operating expenses	890,812	574,646	612,185
General and administrative	17,589,024	11,475,122	7,741,087
Offering costs	—	—	6,863,948
Real estate taxes	7,281,628	6,475,230	6,231,776
Depreciation	20,847,084	17,853,799	17,527,656
Loss on impairment	6,091,721	96,000	—

Total expenses	52,700,269	36,474,797	38,976,652

Operating income	52,046,732	60,432,979	53,347,027

Other income and expenses:
Interest and other income	843,794	133,286	466,177
Interest expense	(36,010,044)	(22,722,785)	(26,570,071)
Change in fair value of derivatives	—	2,931,309	6,987,825
Amortization of deferred financing costs	(2,664,934)	(1,008,059)	(550,327)
Earnout accretion	(266,902)	—	—
Gain on sale of assets, net	1,170,991	511,552	—
Loss on extinguishment of debt	(3,806,513)	(2,295,562)	—

Total other income and expenses	(40,733,608)	(22,450,259)	(19,666,396)

Net income	11,313,124	37,982,720	33,680,631
Distributions and accretion on Class E Preferred Units	—	(17,371,893)	(14,569,875)
Net income allocable to common units of Partnership/noncontrolling interests	(5,107,353)	(16,779,731)	(19,110,756)

Net income allocable to stockholders	$6,205,771	$3,831,096	$—

Net income	$11,313,124	$37,982,720
Unrealized (loss) gain on derivative instruments	(7,391,774)	4,094,432

Total comprehensive income	$3,921,350	$42,077,152

Net income allocable to stockholders	$6,205,771	$3,831,096
Unrealized (loss) gain on derivative instruments, net of noncontrolling interest portion of $3,335,860 and $1,906,277, respectively	(4,055,914)	2,188,155

Total comprehensive income allocable to stockholders	$2,149,857	$6,019,251

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Years Ended December 31, 2011, 2010 and 2009

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’	Partners’	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Equity	Interests	Total Equity
Balance at January 1, 2009	—	$—	$—	$—	$—	$—	$76,915,331	$955,861	$77,871,192
Net income	—	—	—	—	—	—	33,459,477	221,154	33,680,631
Issuance of warrants	—	—	—	—	—	—	8,399,117	—	8,399,117
Non-cash unit-based compensation	—	—	—	—	—	—	406,000	—	406,000
Distributions to partners and accretion on Class E Preferred Units and other	—	—	—	—	—	—	(45,794,832)	—	(45,794,832)

Balance at December 31, 2009	—	—	—	—	—	—	73,385,093	1,177,015	74,562,108
Net income	—	—	—	—	—	—	30,583,743	230,305	30,814,048
Non-cash unit-based compensation	—	—	—	—	—	—	304,500	—	304,500
Distributions to partners and accretion on Class E Preferred Units and other	—	—	—	—	—	—	(68,635,411)	—	(68,635,411)
Capital contributions	—	—	—	—	—	—	—	268,902	268,902
Redemption of warrants	—	—	—	—	—	—	(17,001,453)	—	(17,001,453)
Reclassification of equity at Merger date	—	—	—	—	—	—	(18,636,472)	18,636,472	—

Subtotal at September 17, 2010 (Merger — See Note 1)	—	—	—	—	—	—	—	20,312,694	20,312,694
Non-cash stock (unit)-based compensation	—	—	337,598	—	—	337,598	—	989,900	1,327,498
Distributions to partners								(5,251,962)	(5,251,962)
Capital contributions	227,002	2,270	234,977,172	—	—	234,979,442	—	94,548	235,073,990
Cost of raising capital	—	—	(11,475,771)	—	—	(11,475,771)	—	—	(11,475,771)
Unrealized gain on derivative instruments	—	—	—	—	2,188,155	2,188,155	—	1,906,277	4,094,432
Dividends to stockholders	—	—	—	(6,092,935)	—	(6,092,935)	—	—	(6,092,935)
Net income	—	—	—	3,831,096	—	3,831,096	—	3,337,576	7,168,672

Balance at December 31, 2010	227,002	2,270	223,838,999	(2,261,839)	2,188,155	223,767,585	—	21,389,033	245,156,618
Non-cash stock (unit)-based compensation	—	—	1,121,705	—	—	1,121,705	—	850,200	1,971,905
Distributions to partners	—	—	—	—	—	—		(18,883,909)	(18,883,909)
Capital contributions	35,235	352	39,999,648	—	—	40,000,000	—	419,757	40,419,757
Unrealized loss on derivative instruments	—	—	—	—	(4,055,914)	(4,055,914)	—	(3,335,860)	(7,391,774)
Dividends to stockholders	—	—	—	(25,326,755)	—	(25,326,755)	—	—	(25,326,755)
Net income	—	—	—	6,205,771	—	6,205,771	—	5,107,353	11,313,124

Balance at December 31, 2011	262,237	$2,622	$264,960,352	$(21,382,823)	$(1,867,759)	$241,712,392	$—	$5,546,574	$247,258,966

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$11,313,124	$37,982,720	$33,680,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,847,084	17,853,799	17,527,656
Amortization of deferred financing costs	2,664,934	1,008,059	550,327
Accretion of debt premium	(197,873)	—	—
Change in fair value of derivatives	—	(2,931,309)	(6,987,825)
Deferred rental loss (income), net	466,595	(3,056,430)	(6,388,600)
Rental income from intangible amortization, net	(1,365,836)	(3,681,109)	(2,097,655)
Non-cash stock (unit)-based compensation	1,971,905	1,631,998	406,000
Gain on sale of assets, net	(1,170,991)	(511,552)	—
Non-cash loss on extinguishment of debt	3,806,513	1,437,233	—
Loss on impairment of assets	6,091,721	96,000	—
Reserve for uncollectible loan receivables	1,426,149	750,000	—
Accretion of earn-out provision for previously acquired rental properties	266,902	—	—
Changes in assets and liabilities:
Due from related parties	—	15,816	10,000
Tenant receivables	(6,103,511)	(317,123)	(365,523)
Other assets	2,596,091	177,666	3,022,578
Accounts payable and accrued expenses	6,146,173	3,357,961	145,652
Tenant security deposits and other liabilities	3,329,333	866,527	1,141,304
Due to related parties	—	—	(602,253)

Net cash provided by operating activities	52,088,313	54,680,256	40,042,292

Investing activities
Purchase of rental properties	(181,214,201)	(54,884,043)	(16,375,694)
Proceeds from sales of rental properties	1,510,000	4,085,825	—
Payment of earn-out provision for previously acquired rental properties	—	(9,600,731)	—
Capital improvements and other developments	(30,769,934)	(7,883,130)	(13,507,673)
Loan receivables received from (funded to) others, net	3,417,924	(6,834,568)	(8,609,528)

Net cash used in investing activities	(207,056,211)	(75,116,647)	(38,492,895)

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2011	2010	2009
Financing activities
Borrowings of debt	$404,928,032	$442,789,570	$35,651,073
Repayment of debt	(244,832,497)	(482,522,690)	(19,091,756)
Payment of financing costs	(9,607,704)	(10,567,931)	(102,803)
Payment for swap termination	—	(3,380,160)	—
Capital contributions	40,419,757	235,342,892	—
Deferred contribution	35,000,000	—	—
Cost of raising capital	—	(11,475,771)	—
Redemption of Class E Preferred Units and warrants	—	(92,001,451)	—
Redemption of Class F Units	—	(23,602,649)	—
Proceeds from issuance of warrants	—	—	8,399,117
Net proceeds from issuance of Class E Preferred Units	—	—	17,898,975
Cash distributions to partners	(19,484,658)	(36,658,452)	(38,122,989)
Cash dividends to stockholders	(23,622,483)	—	—

Net cash provided by financing activities	182,800,447	17,923,358	4,631,617

Net increase (decrease) in cash and cash equivalents	27,832,549	(2,513,033)	6,181,014
Cash and cash equivalents:
Beginning of year	13,029,474	15,542,507	9,361,493

End of year	$40,862,023	$13,029,474	$15,542,507

Supplemental cash flow information
Cash paid for interest	$29,025,490	$20,983,000	$27,771,260

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$8,383,836	$6,092,935	$—
Accrued distributions payable to partners	$4,646,091	$5,246,840	$3,650,000
Write-off of deferred rent receivable	$7,093,438	$3,367,164	$—
Write-off of in-place lease intangibles, net	$35,536	$1,392,034	$—
Write-off of deferred finance costs, net	$3,806,513	$1,235,969	$—
Write-off of debt discount	$—	$202,307	$—

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 223 properties, principally skilled nursing facilities, across the United States at December 31, 2011. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. On January 4, 2011, an additional 8,895 shares of common stock were issued by the REIT in connection with a $10 million equity contribution by the REIT’s stockholders on January 25, 2011. An additional 26,340 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. At December 31, 2011, there were 262,237 shares of common stock and 125 shares of preferred stock outstanding. An additional 30,730 shares of common stock were issued by the REIT on January 23, 2012 in connection with a $35 million equity contribution by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end and the issuance of the shares is recognized as a liability as of December 31, 2011 as the shares of common stock were not issued until after December 31, 2011. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and included in additional paid-in-capital.

The operating results of the Partnership are allocated based upon the respective economic interests therein. As of December 31, 2011, the REIT owned 57.0% of the Partnership. The REIT weighted-average ownership of the Partnership for the year ended December 31, 2011 was 54.9%. On December 27, 2011 the REIT’s stockholders contributed $35 million to the REIT, which was further contributed to the Partnership, increasing the REIT ownership of the Partnership to 59.7% in January 2012.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Company maintains cash and cash equivalents in United States banking institutions that exceed amounts insured by the Federal Deposit Insurance Corporation. The Company believes the risk of loss from exceeding this insured level is minimal.

Rental Properties

The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis. As part of the impairment evaluation during 2011, three buildings were impaired for approximately $6.1 million to reflect the difference between the book value and the fair value (Level 3). As part of the impairment evaluation during 2010, a building in Hometown, Texas was impaired for $96,000 to reflect the difference between the book value and fair value (Level 3). The property was sold on December 31, 2010, with an immaterial gain subsequent to the impairment of $96,000 previously taken. The impairment evaluation during 2009 did not result in any recognition of impairment.

Buildings and building improvements are recorded at cost and have been assigned estimated 40-year lives and are depreciated on the straight-line method. Personal property, furniture, and equipment have been assigned estimated lives ranging from 7 to 10 years and are depreciated on the straight-line method.

The Company may advance monies to its lessees for the purchase, generally, of furniture, fixtures, or equipment or other purposes. Required minimum lease payments due from the lessee increase to provide for the repayment of such amounts over a stated term. These advances in the instance where the depreciable life of the newly purchased asset is less than the remaining lease term are reflected as loan receivables on the consolidated balance sheets, and the incremental lease payments are bifurcated between principal and interest over the stated term. In the instance where the depreciable life of the newly purchased assets is longer than the remaining lease term, the purchase is recorded as property. In other instances, explicit loans are made to lessees for working capital and other funding needs and provide for monthly principal and interest payments generally ranging from 5 to 10 years.

Purchase Accounting

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Company’s diverse operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Mortgage (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The Company determines fair values as follows:

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Rental properties are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

The Company determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Company’s portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations in rental income.

Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a nonconsolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 12). Upon the Merger, AAM became a consolidated entity of the Company and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.

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

Below is a summary of the components of rental income for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Cash rental income	$91,426,880	$78,502,605	$74,288,823
Deferred rental (loss) income	(466,595)	3,056,430	6,388,600
Rental income from intangible amortization	1,365,836	3,681,109	2,097,655

Total rental income	$92,326,121	$85,240,144	$82,775,078

During the years ended December 31, 2011 and 2010, deferred rental (loss) income includes a write-off (expense) of deferred rent receivable of approximately $7.1 million and $3.4 million, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Deferred Finance Costs

Deferred finance costs are being amortized using the straight-line method, which approximates the interest method, over the term of the respective underlying debt agreement.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. As of December 31, 2011, and 2010, respectively, loan receivable reserves amounted to approximately $2.2 million and $0.8 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro- rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through December 31, 2011 is summarized in Footnote 9.

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

The Company’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding mortgage and other notes payable obligations with a carrying value of approximately $600.5 million and $440.6 million as of December 31, 2011 and 2010, respectively. The fair values of debt as of December 31, 2011 was $597.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of approximately $33.0 million and $36.6 million as of December 31, 2011 and 2010, respectively. The fair values of loan receivables as of December 31, 2011 and 2010 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Initial Public Offering Costs

During 2009, the Company pursued an initial public offering (the IPO) of common stock. Costs related to the IPO incurred by the Company were capitalized on the consolidated balance sheets in other assets as they were incurred.

On November 2, 2009, the Company abandoned its IPO effort. As a result, the Company wrote off the IPO costs incurred to date to the consolidated statements of operations. In the year ended December 31, 2009, approximately $6.9 million of IPO-related costs were expensed.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2011 and 2010, respectively.

The rental properties of the Company have an income tax basis of approximately $611,116,546 (unaudited) as of December 31, 2011.

Dividends paid to common stockholders, for federal income tax purposes, are as follows:

Year Ended December 31, 2011
Per Share:
Ordinary income	$56.46
Return of capital	14.28

Totals	$70.74

Risks and Uncertainties

The Company is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and continuing regulation by federal, state, and local governments. Additionally, the Company is subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Company adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. The Company adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact the notes to the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), affecting public entities who enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination that occurred during the year occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenues and earnings. The adoption of this update did not have an impact on the notes to the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Company will incorporate the provisions of this update to its consolidated financial statements upon adoption.

3. Rental Property Activity

The Company had the following rental property activity during the year ended December 31, 2011 as described below:

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

•

In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. The Company financed this purchase through borrowings of $10,200,000 under the 2014 Revolver (see Footnote 7).

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

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

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

•

In August 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,100,000. The Company financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In August 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $5,500,000. The Company financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In September 2011, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $3,200,000. The Company financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In November 2011, Aviv Financing I acquired a property in Oklahoma from an unrelated third party for a purchase price of $3,300,000. The Company financed this purchase through cash and borrowings of $1,940,000 under the Acquisition Credit Line (see Footnote 7).

•	In November 2011, Aviv Financing I sold three vacant land parcels in Massachusetts to unrelated third parties for a sales price of $1,360,000 and recognized a gain of approximately $1,110,000.

•

In November 2011, Aviv Financing I acquired five properties in Kansas from an unrelated third party for a purchase price of $10,800,000. The Company financed this purchase through cash and borrowings of $7,560,000 under the Acquisition Credit Line (see Footnote 7).

•

In November 2011, Aviv Financing I acquired seven properties in Pennsylvania and Ohio from an unrelated third party for a purchase price of $50,142,813. The Company financed this purchase through cash and borrowings of approximately $37,340,000 under the Acquisition Credit Line (see Footnote 7).

•

In November 2011, Aviv Financing I acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,657,187. The Company financed this purchase through cash. In December 2011, the Company added borrowings of approximately $4,660,000 under the Acquisition Credit Line (see Footnote 7) in connection with this property.

•

In December 2011, Aviv Financing I acquired eleven properties in California and Nevada from an unrelated third party for a purchase price of $24,845,100. The Company financed this purchase through cash and borrowings of $17,392,000 under the Acquisition Credit Line (see Footnote 7).

•

In December 2011, Aviv Financing I acquired a property in Arkansas from an unrelated third party for a purchase price of $4,750,000. The Company financed this purchase through cash and borrowings of $3,325,000 under the Acquisition Credit Line (see Footnote 7).

•	In December 2011, Aviv Financing I sold a vacant land parcel in Massachusetts to an unrelated third party for a sales price of $150,000 and recognized a gain of approximately $60,000.

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the year ended 2011 as of January 1, 2010 (unaudited):

	For the Year Ended December 31,
	2011	2010
Total revenues	$116,354,903	$115,408,277
Net income	18,244,478	46,329,779

Acquisition-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results.

Related to the above business combinations, the Company incurred approximately $2,824,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2011 as follows (excludes the earn-out provision discussed above) using Level 2 and Level 3 inputs:

Land	$26,264,000
Buildings and improvements	148,914,000
Furniture, fixtures and equipment	7,567,000
Above market leases	42,000
Below market leases	(2,437,000)
Lease intangibles	864,000

Borrowings and available cash	$181,214,000

The Company had the following rental property activity during the year ended December 31, 2010 as described below:

•

In March 2010, Aviv Financing III recognized an additional $8,121,000 addition to the purchase price for the August 2008 acquisitions of eight properties in California and Oregon from an unrelated third party as per the guidance within ASC 805. The addition is related to the earn-out provision defined at closing. Such $8,121,000 additions along with $1,480,000 previously accrued amounts at December 31, 2009 related to the acquisitions of two properties in April 2009 in California and Nevada under Aviv Financing I, were paid out in the amount of approximately $9,601,000.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

•	In June 2010, Aviv Financing III acquired a property in Tennessee from an unrelated third party for a purchase price of approximately $3,380,000. The Company financed this purchase through cash.

•

In July 2010, Aviv Financing I disposed of two properties in California to an unrelated third party for a total selling price of approximately $3,988,000, which resulted in a gain on disposal of approximately $582,000. The proceeds from the sale were primarily used to pay down a portion of the existing Credit Facility (see Footnote 7) by approximately $3,883,000.

•

In September 2010, Aviv Financing I acquired a property in Virginia from an unrelated third party for a purchase price of approximately $5,000,000. The Company financed this purchase through borrowings of approximately $3,162,000 under the Revolver (see Footnote 7).

•

In October 2010, Aviv Financing I acquired four properties in Missouri from various unrelated third parties for a purchase price of approximately $10,460,000. The Company financed this purchase through borrowings of approximately $7,718,000 under the 2014 Revolver (see Footnote 7).

•

In November 2010, Aviv Financing III acquired a property in California from an unrelated third party for a purchase price of approximately $11,500,000. The Company financed this purchase through borrowings of approximately $7,800,000 under an acquisition loan.

•	In December 2010, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of approximately $2,600,000. The Company financed this purchase through cash.

•

In December 2010, Aviv Financing I acquired four properties in Kansas, Texas and Connecticut, from unrelated third parties for a purchase price of approximately $21,944,000. The Company financed this purchase through borrowings of approximately $15,666,000 under the 2014 Revolver (see Footnote 7).

•	In December 2010, Aviv Financing I sold a property located in Texas to an unrelated third party for a sales price of approximately $96,000.

Related to the above business combinations, the Company incurred approximately $618,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Company allocated the approximate net purchase price of these properties acquired in 2010 as follows using Level 2 and Level 3 inputs:

Land	$7,094,000
Buildings and improvements	52,087,000
Furniture, fixtures, and equipment	3,824,000

Borrowings and available cash	$63,005,000

The Company had the following rental property activity during the year ended December 31, 2009 as described below:

•

In January 2009, Aviv Financing III acquired a property in Arkansas from an unrelated third party for a purchase price of approximately $5,250,000. The Company financed this purchase through borrowings of approximately $2,625,000 via an acquisition loan, which was subsequently paid in full in August 2009.

•

In April 2009, Aviv Financing III acquired two properties in California and Nevada from an unrelated third party for a purchase price of approximately $12,606,000. The Company financed this purchase through borrowings of approximately $8,625,000 via an acquisition loan.

Related to the above business combinations, the Company incurred approximately $88,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Company allocated the approximate net purchase price of these properties acquired in 2009 as follows using Level 2 and Level 3 inputs:

Land	$4,675,000
Buildings and improvements	12,081,000
Furniture, fixtures, and equipment	1,100,000

Borrowings and available cash	$17,856,000

The Company considers renewals on above- or below-market leases when ascribing value to the in-place lease intangible liabilities at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Company evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible liability is recorded at acquisition and amortized over the renewal period.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

4. Loan Receivables

The following summarizes the Company’s loan receivables at December 31, 2011 and 2010:

	2011	2010
Beginning balance	$36,610,638	$28,970,129
New capital improvement loans issued	4,073,410	1,415,579
Working capital and other loans issued	6,846,377	14,705,259
Reserve for uncollectible loans	(1,426,150)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(12,987,002)	(7,730,329)

	$33,031,117	$36,610,638

The Company’s reserve for uncollectible loan receivables balances at December 31, 2011 and 2010 was approximately $2.2 million and $0.8 million, respectively.

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

Interest income earned on loan receivables for the years ended December 31, 2011, 2010, and 2009 was approximately $3.8 million, $3.8 million, and $2.1 million, respectively.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at December 31, 2011 and 2010:

	2011	2010
Gross amount	$15,952,760	$10,567,931
Accumulated amortization	(2,810,430)	(610,295)

Net	$13,142,330	$9,957,636

Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.

The estimated annual amortization of the deferred finance costs for each of the five succeeding years is as follows:

2012	$2,666,299
2013	2,665,455
2014	2,391,457
2015	1,988,338
2016	1,096,355
Thereafter	2,334,426

Total	$13,142,330

During the year ended December 31, 2011, the Company wrote-off deferred financing costs of approximately $4.3 million with approximately $0.5 million of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $3.8 million.

During the year ended December 31, 2010, in conjunction with the Merger, Aviv Financing I refinanced its debt paying off all existing mortgages on September 17, 2010. As a result of the debt refinancing, the Company wrote-off deferred financing costs of approximately $3.6 million with approximately $2.4 million of accumulated amortization associated with the old debt for a net recognition as loss on extinguishment of debt of approximately $1.2 million.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

6. Lease Intangibles

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at December 31, 2011 and 2010, respectively:

	Assets
	2011			2010
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,339,335)	$4,162,516	$8,393,488	$(3,049,093)	$5,344,395

In-place lease assets	651,730	—	651,730	—	—	—

Tenant relationship	212,416	—	212,416	—	—	—

	$8,365,997	$(3,339,335)	$5,026,662	$8,393,488	$(3,049,093)	$5,344,395

	Liabilities
	2011			2010
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,525,395	$(14,929,137)	$11,596,258	$25,798,147	$(14,049,691)	$11,748,456

Amortization expense for in-place lease assets and tenant relationship was $0 for the years ended December 31, 2011, 2010, and 2009 as these assets were acquired on the last day of 2011. Amortization expense for the above market leases intangible asset for the years ended December 31, 2011, 2010, and 2009 was approximately $0.6 million, $0.7 million, and $1.0 million, respectively, and is included as a component of rental income in the consolidated statements of operations. Accretion for the below market leases intangible liability for the years ended December 31, 2011, 2010, and 2009 was approximately $2.0 million, $2.5 million, and $3.1 million respectively, and is included as a component of rental income in the consolidated statements of operations.

During 2011, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.3 million, and below market leases intangible liability of approximately $1.7 million with accumulated accretion of approximately $1.2 million, for a net recognition of approximately $35,000 loss in rental income from intangible amortization, respectively.

During 2010, the Company wrote-off in-place lease intangibles of approximately $2.9 million with accumulated amortization of approximately $1.5 million, and in-place lease liabilities of approximately $8.5 million with accumulated accretion of approximately $5.1 million, for a net recognition of approximately $2.0 million in rental income from intangible amortization, respectively.

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years is as follows:

Year ending December 31,	Assets	Liabilities
2011	$667,947	$2,056,629
2012	660,225	1,942,010
2013	485,338	1,099,738
2014	425,524	891,331
2015	390,943	868,301
Thereafter	2,396,685	4,738,249

	$5,026,662	$11,596,258

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

7. Mortgage and Other Notes Payable

The Company’s mortgage and other notes payable consisted of the following:

	December 31,	December 31,
	2011	2010
Mortgage (interest rates of 5.75% on December 31, 2011 and 2010, respectively)	$196,943,393	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on December 31, 2011 and 2010, respectively)	72,216,570	28,677,230
Construction loan (interest rates of 5.95% on December 31, 2011 and 2010, respectively)	6,073,802	1,312,339
2014 Revolver (interest rate of 6.50% on December 31, 2011)	15,000,000	—
Acquisition loans (interest rates of 6.00% on December 31, 2011 and 2010, respectively)	7,687,686	7,792,236
Senior Notes (interest rate of 7.75% on December 31, 2011), inclusive of $2.6 million net premium balance	302,552,127	—

Total	$600,473,578	$440,575,916

The Mortgage

Principal payments on the Mortgage are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Mortgage is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.37% at December 31, 2011 with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. The balance outstanding on the Mortgage as of December 31, 2011 was $196.9 million. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Company also has a $100 million Acquisition Credit Line. On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.37% at December 31, 2011 with a 1.25% floor) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

As of December 31, 2011, approximately $72.2 million had been drawn on the Acquisition Credit Line. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

Senior Notes

On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

year, commencing August 15, 2011. A premium of approximately $2.75 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of approximately $28.7 million on the Acquisition Credit Line.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Company’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of December 31, 2011 the interest rates are based upon the base rate (3.25% at December 31, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.25% at December 31, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the 2014 Revolver is due monthly. The 2014 Revolver commitment terminates and matures in February 2014. The 2014 Revolver had an outstanding balance of $15.0 million at December 31, 2011.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of approximately $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on these loans at December 31, 2011 was approximately $7.7 million.

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% at December 31, 2011) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. From May 1, 2012 through the maturity date of December 1, 2013, monthly payments of principal and interest are due based on a 20-year amortization schedule. This loan is collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on this loan at December 31, 2011 was approximately $6.1 million.

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2011, are as follows:

2012	$4,221,548
2013	10,726,144
2014	20,967,284
2015	263,278,701
2016	379,168
Thereafter	300,900,733

$600,473,578

8. Partnership Equity and Incentive Program

In conjunction with the formation of the Partnership, the Partnership issued 10,323,213 Class A Units and 3,294,733 Class B Units in exchange for all ownership interests of the roll-up contributed to the Partnership in 2005. The Partnership issued an additional 3,144,010 Class A Units and 1,228,372 Class B Units in 2006. The Class A Units issued as a result of the formation of the Partnership have a par value of $10.00 per unit, while Class A Units issued on December 29, 2006, as a result of the addition of additional properties have a par value of $11.49 per unit. Operating distributions accrue at the rate of 10% per year for Class A Units or as defined in the Partnership Agreement. The Class A Units have distribution preference, which decreases ratably after the full return of capital to the Class A Unitholders through distributions, and also have a liquidation preference and a profit interest in the event of sale, disposition, or refinancing as defined in the Agreement of Limited Partnership (the Partnership Agreement).

Also in connection with the formation of the Partnership, the Partnership awarded Class C Unit profit interests. These Class C Units do not have a par value, and no capital was contributed in consideration for their issuance. These Class C Units were issued to the General Partner of the Partnership, which is owned by two parties that have significant ownership holdings in the Partnership.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

When operating distributions are paid in full to the Class A Units as described above, the Class B and Class C Units receive all excess distributions, with 40% to Class B Unitholders and 60% to the Class C Unitholders until the Class B Units receive approximately $2.9 million in any partnership year to the extent that all Class B Units have been issued per the Partnership Agreement. After reaching this threshold, the remaining distributions are allocated 100% to the Class C Unitholders.

The Class D Units represent profit interests in the Partnership, which may be granted periodically to employees of AAM. A total of 10,000 Class D Units have been authorized. A total of 8,050 and 8,050 Class D Units are outstanding at December 31, 2011 and 2010, respectively. The Class D Units are not entitled to any distributions of the Partnership, except in the event of sale, disposition, or refinancing as defined. Class C Units also have an interest in these proceeds. The terms of the Class D Units were amended at the Merger. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing (Liquidity Event). If the employee is no longer employed on such date, the award is forfeited. For accounting purposes, the grant date fair value will be recognized as an expense when a Liquidity Event becomes imminent and such fair value on the grant date was determined to be $0.9 million. The remainder of the Class D Units are time-based awards under ASC 718 and such fair value determined on the grant date is recognized over the vesting period. During 2011 and 2010, 1,610 and 3,220 of the time-based Class D Units vested, respectively resulting in the recognition of approximately $0.4 million and $0.9 million, respectively in expense. No expense relating to these awards was recognized in 2009.

Distributions to the Partnership’s partners are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$6,733,720	$2,894,457	$7,040,689	$—	$—	$2,215,044	$23,162,935
2010	$13,594,547	$2,894,457	$12,683,113	$—	$5,342,466	$3,792,881	$6,092,935
2009	$13,562,740	$2,894,457	$10,339,900	$—	$6,898,235	$4,430,085	$—

Weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	240,103
2010	13,467,223	4,523,145	2	7,386	5,342,489	4,597,432	65,338
2009	13,467,223	4,523,145	2	8,033	6,901,950	5,369,800	—

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the year ended December 31, 2011, 2010 and 2009 was approximately $0.4 million, $0.4 million and $0.4 million, respectively.

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

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Company does not believe it is probable that these options will vest and therefore has not recorded any expense in the December 31, 2011 or 2010 consolidated financial statements in accordance with ASC 718. The grant date fair value associated with all performance based award options of the Company aggregates approximately $4.5 million and $4.0 million as of December 31, 2011 and 2010, respectively. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The following table represents the time based option awards activity for the years ended December 31, 2011 and 2010.

	2011	2010
Outstanding at January 1	21,866	—
Granted	1,610	21,866
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at December 31	23,476	21,866

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date	$112.62	$108.55

Weighted average remaining contractual life (years)	8.71	9.72

The following table represents the time based option awards outstanding for years ended December 31, 2011 and 2010 as well as other Plan data:

	2011	2010
Range of exercise prices	$1,000 - $1,139	$1,000 - $1,084
Outstanding	23,476	21,866
Remaining contractual life (years)	8.71	9.72
Weighted average exercise price	$1,011	$1,002

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011 and 2010.

2011 Grants
Weighted average dividend yield	8.13%
Weighted average risk-free interest rate	2.02%
Weighted average expected life	7.0 years
Weighted average estimated volatility	38.10%
Weighted average exercise price	$1,134.76
Weighted average fair value of options granted (per option)	$168.01

2010 Grants
Weighted average dividend yield	10.28%
Weighted average risk-free interest rate	2.1%
Weighted average expected life	7.0 years
Weighted average estimated volatility	38.00%
Weighted average exercise price	$1,001.83
Weighted average fair value of options granted (per option)	$108.55

The Company recorded non-cash compensation expenses of approximately $1.1 million and $0.3 million for the years ended December 31, 2011 and 2010, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.

At December 31, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1.2 million.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

For the year ended December 31,	Options
2012	$671,430
2013	353,381
2014	143,969
2015	11,161

Total	$1,179,941

Dividend equivalent rights associated with the Plan amounted to $2.2 million and $0.6 million for the years ended December 31, 2011 and 2010. These dividend rights will be paid in four installments as the option vests.

10. Minimum Future Rentals

The Company’s rental properties are leased under noncancelable triple-net operating leases. Under the provisions of the leases, the Company receives fixed minimum monthly rentals, generally with annual increases, and the tenants are responsible for the payment of all operating expenses, including repairs and maintenance, insurance, and real estate taxes of the property throughout the term of the leases.

At December 31, 2011, future minimum annual rentals to be received under the noncancelable lease terms are as follows:

2012	$107,432,234
2013	111,436,447
2014	110,012,490
2015	109,992,794
2016	108,497,485
Thereafter	514,788,003

$1,062,159,453

11. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2011
	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter(3)
Total revenues	$22,869	$27,550	$24,944	$29,385

Net income attributable to common stockholders	$1,716	$7,002	$314	$2,281

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)
Total revenues	$23,811	$24,342	$24,573	$24,182

Net income attributable to common stockholders	$11,629	$11,326	$9,007	$6,020

(1)	The results include $3.0 million in deferred rent write-offs and $3.1 million in deferred financing costs write-offs in connection with our senior note issuance during the first quarter.
(2)	The results include $3.5 million in deferred rent write-offs, $2.2 million of indemnity expense related to a tenant transition, and $0.9 million of impairment recognized in the third quarter.
(3)	The results include $5.2 million of impairment recognized in the fourth quarter.
(4)	The results include $1.1 million in deferred rent write offs recognized in the fourth quarter.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

12. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of approximately $0.3 million, which has been paid off in full as of April 29, 2011.

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

On October 16, 2007, the Company legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Company issued a new class of Company Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. With respect to distributions other than to the holders of the Class G Units, the Class F Units have subordinated payment and liquidity preference to the Class E Units (which were subsequently cancelled) but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of approximately $53.7 million (of which half were subsequently redeemed). The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare REITs. The ultimate Class F Unit valuation is subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.

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

The original and follow-on investments of Class E unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Company and JER dated May 26, 2006. The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of settlement. The UPA allowed the Company to call the E Units and warrants anytime after May 26, 2011 as long as it provided JER with a 15% IRR from date of inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for approximately $92.0 million contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E units issuance.

Coincident with the Merger, 50% of the Class F Unit was purchased and settled by the Company for approximately $23.6 million and is reported as a component of distributions to partners and accretion on Class E Preferred Units in the consolidated statements of changes in equity. The remaining Class F Units will pay in quarterly installments an annual dividend of 9.38% of the face amount of approximately $23.6 million.

13. Derivatives

During the periods presented, the Company was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

At December 31, 2011, the Company is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at December 31, 2011 (included in other assets)	$—
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)
Liability balance at December 31, 2010 (included in other liabilities)	$—

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the years ended December 31, 2011, 2010, and 2009, the Partnership recognized approximately $0, $2.9 million, and $7.0 million of net income, respectively, in the consolidated statements of operations related to the change in the fair value of interest rate swap agreements where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2011 (dollars in thousands):

	Total Carrying Value at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,297)	—	(3,297)	—

	$(3,297)	$—	$(3,297)	$—

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

14. Commitments and Contingencies

The Company has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is approximately $1.7 million, of which approximately $1.4 million has been paid to date. For the year ended December 31, 2011, the Company’s indemnity expense for these fees was approximately $0.4 million which equaled the actual amount paid during the period, and are included as a component of general and administrative expense in the consolidated statements of operations.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

During 2011, the Company entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $0.5 million has been paid to date. The remaining $1.5 million was accrued and included as a component of general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

In the normal course of business, the Company is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Company.

15. Concentration of Credit Risk

As of December 31, 2011, the Company’s portfolio of investments consisted of 223 healthcare facilities, located in 26 states and operated by 35 third party operators. At December 31, 2011, approximately 47.4% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.6%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (8.2%), Daybreak Healthcare (7.3%), and Benchmark (5.9%). No other operator represents more than 5.5% of our total assets. The five states in which the Partnership had its highest concentration of total assets were California (17.4%), Texas (10.5%), Arkansas, (8.0%), Ohio (8.0%), and Pennsylvania (7.5%), at December 31, 2011.

For the year ended December 31, 2011, the Company’s rental income from operations totaled approximately $92.3 million, of which approximately $11.8 million was from Evergreen Healthcare (12.8%), $10.4 million from Saber Health Group (11.2%), $10.3 million from Daybreak Healthcare (11.2%) and $9.7 million was from Sun Mar Healthcare (10.5%). No other operator generated more than 7.6% of the Partnership’s rental income from operations for the year ended December 31, 2011.

Below is a summary of unaudited financial information as of and for the year ended December 31, 2010 for the two lessees (operators) of our properties whose total assets, in the aggregate, exceeds 10% of the Company’s total assets at December 31, 2011. Financial performance under the terms of lease agreements with these lessees is, by agreement, guaranteed by the entities whose financial data is as follows:

	Saber Health Group (1)	Evergreen Healthcare (1)
Financial position
Current assets	$42,059,735	$55,783,765
Noncurrent assets	66,595,199	37,838,811
Current liabilities	51,254,068	58,002,968
Noncurrent liabilities	62,179,656	110,994,815
(Deficit) equity	(4,778,790)	(75,375,207)
Results of operations
Revenues	$220,567,203	$254,813,588
Gross profit	8,192,999	23,700,852
Income from continuing operations	4,823,729	7,662,953
Net income	4,404,671	7,662,953

(1)	Represents the financial information as of December 31, 2010 as the December 31, 2011 financial information was not available as of and for the year ended December 31, 2011.

16. Subsequent Events

On January 6, 2012, Aviv Financing II acquired a vacant parcel of land in Ohio from an unrelated third party for a purchase price of $275,000. The Company financed this purchase through cash.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

On January 31, 2012, the Company, under Aviv Financing V entered into a $187.5 million secured revolving credit facility with General Electric Capital Corporation and certain other lenders party thereto (the 2016 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of the 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied (as defined). The proceeds from the 2016 Revolver are available for general corporate purposes. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied (as defined).

On March 1, 2012, Aviv Financing I acquired seven properties in Iowa and one in Nebraska from two unrelated third parties for a purchase price of $16,400,000. The Company financed the purchase through cash and borrowings of $10,360,000 under the Acquisition Credit Line.

On March 1, 2012, Aviv Financing I acquired a property in Nevada from an unrelated third party for a purchase price of $4,800,000. The Company financed the purchase through cash and borrowings of $3,339,000 under the Acquisition Credit Line.

On March 2, 2012, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $2,500,000. The Company financed the purchase through cash and borrowings of $1,750,000 under the Acquisition Credit Line.

AVIV REIT, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Loans Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2011	$—	$79,812	$—	$79,812
Year ended December 31, 2010	223,803	(40,459)	(183,344)	—
Year ended December 31, 2009	113,932	335,868	(225,997)	223,803
Allowance for uncollectible loan receivable
Year ended December 31, 2011	$750,000	$1,512,305	$(86,156)	$2,176,149
Year ended December 31, 2010	28,828	721,172	—	750,000
Year ended December 31, 2009	—	28,828	—	28,828

AVIV REIT, INC. AND SUBSIDIARIES

SCHEDULE III

Rental Properties

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
SunBridge Care/Rehab-Broadway	(a)	(2)	Methuen	MA	$31,469	$495,552	$—	$(130,000)	$31,469	$365,552	$(164,498)	1910	1993	40 years
SunBridge-Colonial Heights	(a)	(2)	Lawrence	MA	63,160	958,681	—	(225,000)	63,160	733,681	(330,157)	1963	1993	40 years
SunBridge-Fall River	(c)		Fall River	MA	90,707	1,308,677	—	(1,399,384)	—	—	—	—	1993	40 years
SunBridge Care Center- Glenwood	(a)	(2)	Lowell	MA	82,483	1,210,652	—	(252,500)	82,483	958,152	(431,164)	1964	1993	40 years
SunBridge-Hammond House	(a)	(2)	Worchester	MA	42,062	663,598	488,598	(663,598)	42,062	488,598	(219,869)	1965	1993	40 years
SunBridge for North Reading	(a)	(2)	North Reading	MA	113,195	1,567,397	—	(252,500)	113,195	1,314,897	(591,703)	1966	1993	40 years
Robbin House Nursing and Rehab	(c)		Quincy	MA	66,000	1,051,668	—	(1,117,668)	—	—	—	—	1993	40 years
SunBridge Care Center-Rosewood	(a)	(2)	Fall River	MA	31,893	512,984	—	(142,501)	31,893	370,483	(166,717)	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a)	(2)	Oxford	MA	64,435	940,982	497,782	(192,500)	64,435	1,246,264	(384,714)	1966	1993	40 years
SunBridge-Spring Valley	(a)	(2)	Worchester	MA	71,084	1,030,725	—	(205,000)	71,084	825,725	(371,576)	1960	1993	40 years
SunBridge Care/Rehab-Town Manor	(c)		Lawrence	MA	89,790	1,305,518	—	(1,395,308)	—	—	—	—	1993	40 years
SunBridge Care/Rehab-Woodmill	(a)	(2)	Lawrence	MA	61,210	946,028	—	(235,000)	61,210	711,028	(319,963)	1965	1993	40 years
SunBridge Care/Rehab-Worcester	(c)		Worchester	MA	92,512	1,374,636	—	(1,467,148)	—	—	—	—	1993	40 years
Countryside Community	(a)	(2)	South Haven	MI	221,000	4,239,161	12,959	—	221,000	4,252,120	(829,923)	1975	2005	40 years
Pepin Manor	(a)	(2)	Pepin	WI	318,000	1,569,959	182,045	—	318,000	1,752,004	(309,980)	1978	2005	40 years
Highland Health Care Center	(a)	(2)	Highland	IL	189,921	1,723,523	—	—	189,921	1,723,523	(362,626)	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a)	(2)	Omaha	NE	211,000	6,694,584	—	(1,510)	209,490	6,694,584	(1,477,526)	1971	2005	40 years
Casa Real	(a)	(2)	Santa Fe	NM	1,029,800	2,692,295	630,608	—	1,029,800	3,322,903	(688,502)	1985	2005	40 years
Clayton Nursing and Rehab	(a)	(2)	Clayton	NM	41,000	790,476	—	—	41,000	790,476	(227,029)	1960	2005	40 years
Country Cottage Care/Rehab Center	(a)	(2)	Hobbs	NM	9,000	671,536	—	—	9,000	671,536	(225,301)	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a)	(2)	Bloomfield	NM	343,800	4,736,296	—	—	343,800	4,736,296	(954,321)	1985	2005	40 years
Espanola Valley Center	(a)	(2)	Espanola	NM	216,000	4,143,364	—	—	216,000	4,143,364	(919,478)	1984	2005	40 years
Sunshine Haven Lordsburg	(a)	(2)	Lordsburg	NM	57,041	1,881,927	—	—	57,041	1,881,927	(350,477)	1972	2005	40 years
Silver City Care Center	(a)	(2)	Silver City	NM	305,000	5,843,505	—	—	305,000	5,843,505	(1,143,540)	1984	2005	40 years
Raton Nursing and Rehab Center	(a)	(2)	Raton	NM	128,000	1,509,456	—	—	128,000	1,509,456	(417,333)	1985	2005	40 years
Red Rocks Care Center	(a)	(2)	Gallup	NM	329,000	3,952,779	—	—	329,000	3,952,779	(841,101)	1978	2005	40 years
Heritage Villa Nursing/Rehab	(a)	(2)	Dayton	TX	18,000	435,568	9,400	—	18,000	444,968	(107,714)	1964	2005	40 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Wellington Oaks Nursing/Rehab	(a)	(2)	Ft. Worth	TX	137,000	1,147,400	(9,400)	—	137,000	1,138,000	(287,720)	1963	2005	40 years
Seven Oaks Nursing and Rehab	(a)	(2)	Bonham	TX	63,000	2,583,389	—	—	63,000	2,583,389	(541,131)	1970	2005	40 years
Birchwood Nursing and Rehab	(a)	(2)	Cooper	TX	96,000	2,726,580	8,304	—	96,000	2,734,884	(559,753)	1966	2005	40 years
Smith Nursing and Rehab	(a)	(2)	Wolfe City	TX	49,000	1,010,304	(8,304)	—	49,000	1,002,000	(225,281)	1946	2005	40 years
Blanco Villa Nursing and Rehab	(a)	(3)	San Antonio	TX	341,847	1,931,216	951,592	—	341,847	2,882,808	(549,348)	1969	2005	40 years
Forest Hill Nursing Center	(a)		Ft. Worth	TX	87,904	1,764,129	—	(1,852,033)	—	—	—	—	2005	40 years
Garland Nursing and Rehab	(a)	(3)	Garland	TX	56,509	1,058,409	1,401,030	—	56,509	2,459,439	(290,688)	1964	2005	40 years
Hillcrest Nursing and Rehab	(a)	(3)	Wylie	TX	209,992	2,683,768	5,438	—	209,992	2,689,206	(559,464)	1975	2005	40 years
Mansfield Nursing and Rehab	(a)	(3)	Mansfield	TX	486,958	2,142,550	(17,723)	—	486,958	2,124,827	(474,635)	1964	2005	40 years
Westridge Nursing and Rehab	(a)	(3)	Lancaster	TX	625,790	1,847,633	(15,270)	—	625,790	1,832,363	(481,431)	1973	2005	40 years
Clifton Nursing and Rehab	(a)	(4)	Clifton	TX	125,000	2,974,643	—	—	125,000	2,974,643	(666,780)	1995	2005	40 years
Brownwood Nursing and Rehab	(a)	(2)	Brownwood	TX	140,000	3,463,711	844,609	—	140,000	4,308,320	(708,624)	1968	2005	40 years
Irving Nursing and Rehab	(a)	(2)	Irving	TX	137,000	1,248,284	(10,284)	—	137,000	1,238,000	(290,419)	1972	2005	40 years
Stanton Nursing and Rehab	(a)	(3)	Stanton	TX	261,000	1,017,599	11,707	—	261,000	1,029,306	(231,828)	1972	2005	40 years
Valley Mills Nursing and Rehab	(a)	(3)	Valley Mills	TX	34,000	1,091,210	(8,977)	—	34,000	1,082,233	(235,395)	1971	2005	40 years
Hometown Care Center	(a)		Moody	TX	13,000	328,263	—	(341,263)	—	—	—	—	2005	40 years
Shuksan Healthcare Center	(a)	(3)	Bellingham	WA	61,000	491,085	1,983,432	—	61,000	2,474,517	(265,694)	1965	2005	40 years
Orange Villa Nursing and Rehab	(a)	(4)	Orange	TX	97,500	1,948,490	17,468	—	97,500	1,965,958	(423,569)	1973	2005	40 years
Pinehurst Nursing and Rehab	(a)	(4)	Orange	TX	98,500	2,072,051	22,567	—	98,500	2,094,618	(466,572)	1955	2005	40 years
Wheeler Nursing and Rehab	(a)	(2)	Wheeler	TX	17,000	1,369,290	—	—	17,000	1,369,290	(313,914)	1982	2005	40 years
North Pointe Nursing and Rehab	(a)	(4)	Watauga	TX	1,061,000	3,845,890	—	—	1,061,000	3,845,890	(767,548)	1999	2005	40 years
ABC Health Center	(a)	(2)	Harrisonville	MO	143,500	1,922,391	122,010	—	143,500	2,044,401	(391,399)	1970	2005	40 years
Camden Health Center	(a)	(2)	Harrisonville	MO	189,000	2,531,961	68,462	—	189,000	2,600,423	(482,866)	1977	2005	40 years
Cedar Valley Health Center	(a)	(2)	Rayton	MO	252,000	3,375,981	58,200	—	252,000	3,434,181	(710,737)	1978	2005	40 years
Monett Healthcare Center	(a)	(2)	Monett	MO	259,000	3,469,761	(26,381)	—	259,000	3,443,380	(693,357)	1976	2005	40 years
White Ridge Health Center	(a)	(2)	Lee’s Summit	MO	292,250	3,914,964	32,514	—	292,250	3,947,478	(768,828)	1986	2005	40 years
The Orchards Rehab/Care Center	(a)	(3)	Lewiston	ID	201,000	4,319,316	35,324	—	201,000	4,354,640	(1,002,064)	1958	2005	40 years
SunBridge for Payette	(a)	(3)	Payette	ID	179,000	3,165,530	(26,331)	—	179,000	3,139,199	(557,003)	1964	2005	40 years
Magic Valley Manor-Assisted Living	(b)	(3)	Wendell	ID	177,000	405,331	1,005,334	—	177,000	1,410,665	(152,005)	1911	2005	40 years
McCall Rehab and Living Center	(a)	(3)	McCall	ID	213,000	675,976	(5,624)	—	213,000	670,352	(146,885)	1965	2005	40 years
Menlo Park Health Care	(a)	(3)	Portland	OR	112,000	2,205,297	—	—	112,000	2,205,297	(564,499)	1959	2005	40 years
Burton Care Center	(a)	(4)	Burlington	WA	115,000	1,169,629	—	—	115,000	1,169,629	(234,027)	1930	2005	40 years
Columbia View Care Center	(a)	(2)	Cathlamet	WA	49,200	504,900	—	—	49,200	504,900	(119,562)	1965	2005	40 years
Pinehurst Park Terrace	(a)		Seattle	WA	—	360,236	—	(360,236)	—	—	—	—	2005	40 years
Grandview Healthcare Center	(a)	(3)	Grandview	WA	19,300	1,155,216	14,917	—	19,300	1,170,133	(329,071)	1964	2005	40 years
Hillcrest Manor	(a)	(3)	Sunnyside	WA	102,000	1,638,826	5,269,826	—	102,000	6,908,652	(415,870)	1970	2005	40 years
Evergreen Foothills Center	(a)	(3)	Phoenix	AZ	500,000	4,537,644	—	—	500,000	4,537,644	(1,166,270)	1997	2005	40 years
Evergreen Hot Springs Center	(a)	(4)	Hot Springs	MT	103,500	1,942,861	19,412	—	103,500	1,962,273	(388,214)	1963	2005	40 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Evergreen Polson Center	(a)	(4)	Polson	MT	121,000	2,357,612	(19,412)	—	121,000	2,338,200	(496,834)	1971	2005	40 years
Evergreen Sun City Center	(a)	(3)	Sun City	AZ	476,231	5,697,720	60,161	—	476,231	5,757,881	(1,206,101)	1985	2005	40 years
Sunset Gardens at Mesa	(b)	(3)	Mesa	AZ	123,000	1,640,673	(13,547)	—	123,000	1,627,126	(326,721)	1974	2005	40 years
Evergreen Mesa Christian Center	(a)	(3)	Mesa	AZ	466,000	6,231,061	(46,614)	(615,000)	466,000	5,569,447	(1,329,657)	1973	2005	40 years
Evergreen The Dalles Center	(a)	(2)	The Dalles	OR	200,000	3,831,789	91,952	—	200,000	3,923,741	(731,577)	1964	2005	40 years
Evergreen Vista Health Center	(a)	(2)	LaGrande	OR	281,000	4,783,790	248,354	—	281,000	5,032,144	(891,795)	1961	2005	40 years
Whitman Health and Rehab Center	(a)	(2)	Colfax	WA	231,000	6,271,162	38,289	—	231,000	6,309,451	(1,119,667)	1985	2005	40 years
Fountain Retirement Hotel	(b)	(3)	Youngtown	AZ	101,300	1,939,835	163,302	—	101,300	2,103,137	(435,071)	1971	2005	40 years
Gilmer Care Center	(a)	(3)	Gilmer	TX	257,000	2,992,894	362,306	—	257,000	3,355,200	(625,255)	1967	2005	40 years
Columbus Nursing and Rehab Center	(a)	(2)	Columbus	WI	352,000	3,476,920	209,328	—	352,000	3,686,248	(655,099)	1950	2005	40 years
San Juan Rehab and Care Center	(a)	(3)	Anacortes	WA	625,000	1,184,855	2,041,630	—	625,000	3,226,485	(574,072)	1965	2005	40 years
Infinia at Faribault	(a)	(3)	Faribault	MN	70,000	1,484,598	102,124	—	70,000	1,586,722	(355,658)	1958	2005	40 years
Infinia at Owatonna	(a)	(3)	Owatonna	MN	125,000	2,321,296	(19,308)	—	125,000	2,301,988	(474,594)	1963	2005	40 years
Infinia at Willmar	(a)	(3)	Wilmar	MN	70,000	1,341,155	19,645	—	70,000	1,360,800	(284,125)	1998	2005	40 years
Infinia at Florence Heights	(a)	(2)	Omaha	NE	413,000	3,516,247	4,353	—	413,000	3,520,600	(827,102)	1999	2005	40 years
Infinia at Ogden	(a)	(3)	Ogden	UT	233,800	4,478,450	600,246	—	233,800	5,078,696	(874,854)	1977	2005	40 years
Prescott Manor Nursing Center	(a)	(3)	Prescott	AR	43,500	1,461,860	209,056	—	43,500	1,670,916	(405,386)	1965	2005	40 years
Star City Nursing Center	(a)	(3)	Star City	AR	28,000	1,068,891	80,125	—	28,000	1,149,016	(226,920)	1969	2005	40 years
Westview Manor of Peabody	(a)	(2)	Peabody	KS	22,000	502,177	—	—	22,000	502,177	(103,727)	1963	2005	40 years
Orchard Grove Extended Care Center	(a)	(2)	Benton Harbor	MI	166,000	3,185,496	361,939	—	166,000	3,547,435	(673,395)	1971	2005	40 years
Marysville Care Center	(a)		Marysville	CA	281,000	1,319,608	—	(1,600,608)	—	—	—	—	2005	40 years
Yuba City Care Center	(a)		Yuba City	CA	177,385	2,129,584	—	(2,306,969)	—	—	—	—	2005	40 years
Lexington Care Center	(a)	(3)	Lexington	MO	151,000	2,943,170	325,142	—	151,000	3,268,312	(660,259)	1970	2005	40 years
Twin Falls Care Center	(a)	(2)	Twin Falls	ID	448,000	5,144,793	—	—	448,000	5,144,793	(1,012,401)	1961	2005	40 years
Gordon Lane Care Center	(a)	(2)	Fullerton	CA	2,982,000	3,648,346	—	—	2,982,000	3,648,346	(705,956)	1966	2005	40 years
Sierra View Care Center	(a)	(4)	Baldwin Park	CA	868,400	1,748,141	6,377	—	868,400	1,754,518	(388,845)	1938	2005	40 years
Villa Maria Care Center	(a)		Long Beach	CA	139,600	766,778	—	(906,378)	—	—	—	—	2005	40 years
High Street Care Center	(a)	(3)	Oakland	CA	246,000	684,695	11,776	—	246,000	696,471	(141,024)	1961	2005	40 years
MacArthur Care Center	(a)	(3)	Oakland	CA	246,000	1,415,776	(11,776)	—	246,000	1,404,000	(384,497)	1960	2005	40 years
Pomona Vista Alzheimer’s Center	(a)	(4)	Pomona	CA	403,000	954,853	—	—	403,000	954,853	(215,325)	1959	2005	40 years
Rose Convalescent Hospital	(a)	(4)	Baldwin Park	CA	1,308,000	486,043	—	—	1,308,000	486,043	(127,236)	1963	2005	40 years
Country Oaks Nursing Center	(a)	(3)	Pomona	CA	1,393,000	2,426,180	—	—	1,393,000	2,426,180	(483,625)	1964	2005	40 years
Evergreen Nursing/Rehab Center	(a)	(3)	Effingham	IL	317,388	3,461,794	—	—	317,388	3,461,794	(702,211)	1974	2005	40 years
Deseret at Hutchinson	(a)	(2)	Hutchinson	KS	180,000	2,546,991	—	—	180,000	2,546,991	(532,129)	1963	2005	40 years
Northridge Healthcare/Rehab	(a)	(3)	Little Rock	AR	465,000	3,011,597	55,321	—	465,000	3,066,918	(893,375)	1969	2005	40 years
Doctors Nursing and Rehab Center	(a)	(3)	Salem	IL	125,000	4,663,792	900,000	—	125,000	5,563,792	(971,791)	1972	2005	40 years
Woodland Hills Health/Rehab	(a)	(3)	Little Rock	AR	270,000	4,006,007	—	—	270,000	4,006,007	(688,890)	1979	2005	40 years
North Richland Hills	(a)		North Richland Hills	TX	980,458	—	5,067,466	(6,047,924)	—	—	—	—	2005	40 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Chenal Heights	(a)	(2)	Little Rock	AR	1,411,446	—	7,330,169	—	1,411,446	7,330,169	(1,063,673)	2008	2006	40 years
Willis Nursing and Rehab	(a)	(2)	Willis	TX	212,000	2,407,367	—	—	212,000	2,407,367	(387,518)	1975	2006	40 years
Blanchette Place Care Center	(a)	(3)	St. Charles	MO	1,300,000	10,777,312	3,586	—	1,300,000	10,780,898	(1,559,506)	1994	2006	40 years
Cathedral Gardens Care Center	(a)	(3)	St. Louis	MO	1,600,000	9,524,876	51,229	—	1,600,000	9,576,105	(1,424,929)	1979	2006	40 years
Heritage Park Skilled Care	(a)	(3)	Rolla	MO	1,200,000	7,840,918	59,901	—	1,200,000	7,900,819	(1,114,401)	1993	2006	40 years
Oak Forest Skilled Care	(a)	(3)	Ballwin	MO	550,000	3,995,129	42,870	—	550,000	4,037,999	(601,075)	2004	2006	40 years
Richland Care and Rehab	(a)	(3)	Olney	IL	350,000	2,484,264	—	—	350,000	2,484,264	(416,970)	2004	2006	40 years
Bonham Nursing and Rehab	(a)	(3)	Bonham	TX	76,000	1,129,849	—	—	76,000	1,129,849	(171,900)	1969	2006	40 years
Columbus Nursing and Rehab	(a)	(2)	Columbus	TX	150,000	1,808,552	—	—	150,000	1,808,552	(292,895)	1974	2006	40 years
Denison Nursing and Rehab	(a)	(2)	Denison	TX	178,000	1,945,000	—	—	178,000	1,945,000	(297,461)	1958	2006	40 years
Falfurrias Nursing and Rehab	(a)	(2)	Falfurias	TX	92,000	1,065,000	—	—	92,000	1,065,000	(177,455)	1974	2006	40 years
Houston Nursing and Rehab	(a)	(2)	Houston	TX	228,000	2,451,893	—	—	228,000	2,451,893	(374,068)	1976	2006	40 years
Kleburg County Nursing/Rehab	(a)	(4)	Kingsville	TX	315,000	3,688,676	—	—	315,000	3,688,676	(562,364)	1947	2006	40 years
Terry Haven Nursing and Rehab	(a)	(2)	Mount Vernon	TX	180,000	1,970,861	—	—	180,000	1,970,861	(327,443)	2004	2006	40 years
Deseret at Mansfield	(b)	(3)	Mansfield	OH	146,000	2,689,968	15,748	—	146,000	2,705,716	(377,139)	1980	2006	40 years
Clarkston Care Center	(a)	(3)	Clarkston	WA	161,633	7,038,367	4,537,514	—	161,633	11,575,881	(1,244,562)	1970	2006	40 years
Highland Terrace Nursing Center	(a)	(3)	Camas	WA	592,776	3,921,159	5,234,581	—	592,776	9,155,740	(866,012)	1970	2006	40 years
Richland Rehabilitation Center	(a)	(4)	Richland	WA	693,000	9,307,000	145,819	—	693,000	9,452,819	(1,302,072)	2004	2006	40 years
Evergreen Milton-Freewater Center	(a)	(2)	Milton Freewater	OR	700,000	5,403,570	—	—	700,000	5,403,570	(814,211)	1965	2006	40 years
Douglas Rehab and Care Center	(a)	(3)	Matoon	IL	250,000	2,390,779	260,000	(13,246)	250,000	2,637,533	(360,740)	1963	2006	40 years
Hillside Living Center	(a)	(3)	Yorkville	IL	560,000	3,073,603	—	(3,168)	560,000	3,070,435	(497,520)	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a)	(3)	Zion	IL	147,000	5,235,290	139,889	(3,855,328)	30,355	1,636,496	(666,850)	1970	2006	40 years
Ashford Hall	(a)	(3)	Irving	TX	1,746,000	11,418,567	113,706	(142,702)	1,746,000	11,389,571	(1,648,057)	1964	2006	40 years
Belmont Nursing and Rehab Center	(a)	(3)	Madison	WI	480,000	1,861,061	6,207	—	480,000	1,867,268	(329,630)	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a)	(3)	Cincinnati	OH	125,000	6,278,450	447,530	—	125,000	6,725,980	(1,119,598)	1969	2006	40 years
West Chester Nursing/Rehab Center	(a)	(3)	West Chester	OH	100,000	5,663,460	368,689	—	100,000	6,032,149	(1,000,968)	1965	2006	40 years
Wilmington Nursing/Rehab Center	(a)	(3)	Willmington	OH	125,000	6,078,450	472,388	—	125,000	6,550,838	(1,083,737)	1951	2006	40 years
Extended Care Hospital of Riverside	(a)	(2)	Riverside	CA	1,091,000	5,646,826	—	(26,375)	1,091,000	5,620,451	(1,227,831)	1967	2006	40 years
Heritage Manor	(a)	(2)	Monterey Park	CA	1,585,508	9,274,154	—	(23,200)	1,585,508	9,250,954	(1,790,583)	1965	2006	40 years
French Park Care Center	(a)	(2)	Santa Ana	CA	1,076,447	5,983,614	596,442	—	1,076,447	6,580,056	(942,477)	1967	2006	40 years
North Valley Nursing Center	(a)	(2)	Tujunga	CA	613,800	5,031,473	—	(25,382)	613,800	5,006,091	(865,367)	1967	2006	40 years
Villa Rancho Bernardo Care Center	(a)	(2)	San Diego	CA	1,425,347	9,652,911	65,349	(57,067)	1,425,347	9,661,193	(1,444,220)	1994	2006	40 years
Austin Nursing Center	(a)	(3)	Austin	TX	1,501,040	4,504,643	185,833	—	1,501,040	4,690,476	(590,439)	2007	2007	40 years
Dove Hill Care Center and Villas	(a)	(3)	Hamilton	TX	58,397	5,781,296	—	—	58,397	5,781,296	(706,056)	1998	2007	40 years
Brighten at Medford	(a)	(3)	Medford	MA	2,365,610	6,612,915	291,912	(858,916)	2,122,533	6,288,988	(926,808)	1978	2007	40 years
Brighten at Ambler	(a)	(3)	Ambler	PA	370,010	5,111,673	(681,580)	—	370,010	4,430,093	(562,528)	1963	2007	40 years
Brighten at Broomall	(a)	(3)	Broomall	PA	607,870	3,930,013	590,503	—	607,870	4,520,516	(631,641)	1955	2007	40 years
Brighten at Bryn Mawr	(a)	(3)	Bryn Mawr	PA	708,300	6,352,474	1,187,886	—	708,300	7,540,360	(918,492)	1972	2007	40 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Brighten at Julia Ribaudo	(a)	(3)	Lake Ariel	PA	369,050	7,559,765	730,412	—	369,050	8,290,177	(1,094,149)	1980	2007	40 years
Good Samaritan Nursing Home	(a)	(2)	Avon	OH	393,813	8,856,210	108,495	—	393,813	8,964,705	(1,298,381)	1964	2007	40 years
Belleville Illinois	(a)	(3)	Belleville	IL	670,481	3,431,286	—	—	670,481	3,431,286	(419,366)	1978	2007	40 years
Homestead Various Leases (f)	(a)	(3)		TX	345,197	4,352,982	5,504	—	345,197	4,358,486	(550,921)	—	2007	40 years
Byrd Haven Nursing Home	(a)	(3)	Searcy	AR	772,501	2,413,388	761,524	—	772,501	3,174,912	(324,347)	1961	2008	40 years
Evergreen Arvin Healthcare	(a)	(2)	Arvin	CA	900,000	4,764,928	758,102	—	1,020,441	5,402,589	(525,044)	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a)	(2)	Bakersfield	CA	1,000,000	12,154,112	1,760,333	—	1,133,824	13,780,621	(1,207,162)	1987	2008	40 years
Evergreen Lakeport Healthcare	(a)	(2)	Lakeport	CA	1,100,000	5,237,033	848,045	—	1,247,206	5,937,872	(590,241)	1987	2008	40 years
New Hope Care Center	(a)	(2)	Tracy	CA	1,900,000	10,293,920	1,631,836	—	2,154,265	11,671,491	(1,041,255)	1987	2008	40 years
Olive Ridge Care Center	(a)	(2)	Oroville	CA	800,000	8,609,470	1,933,101	—	907,059	10,435,512	(931,776)	1987	2008	40 years
Twin Oaks Health & Rehab	(a)	(2)	Chico	CA	1,300,000	8,397,558	1,297,764	—	1,473,971	9,521,351	(928,551)	1988	2008	40 years
Evergreen Health & Rehab	(a)	(2)	LaGrande	OR	1,400,000	808,374	295,533	—	1,587,353	916,554	(113,142)	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a)	(2)	Bremerton	WA	650,000	1,366,315	269,830	(1,390,033)	258,285	637,827	(146,113)	1969	2008	40 years
Four Fountains	(a)	(3)	Belleville	IL	989,489	5,007,411	—	—	989,489	5,007,411	(442,198)	1972	2008	40 years
Brookside Health & Rehab	(a)	(3)	Little Rock	AR	750,690	4,421,289	1,613,473	—	750,690	6,034,762	(538,746)	1969	2008	40 years
Skilcare Nursing Center	(a)	(3)	Jonesboro	AR	417,050	7,007,007	—	—	417,050	7,007,007	(678,534)	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a)	(3)	Benton	AR	250,231	3,170,134	—	—	250,231	3,170,134	(330,209)	1968	2008	40 years
Trumann Health & Rehab	(a)	(3)	Trumann	AR	166,821	3,587,185	—	—	166,821	3,587,185	(343,416)	1971	2008	40 years
Deseret at McPherson	(a)	(2)	McPherson	KS	92,001	1,874,921	—	—	92,001	1,874,921	(168,969)	1970	2008	40 years
Mission Nursing Center	(a)	(4)	Riverside	CA	230,000	1,209,976	—	—	230,000	1,209,976	(112,123)	1957	2008	40 years
New Byrd Haven Nursing Home	(a)	(3)	Searcy	AR	—	10,213,112	—	—	—	10,213,112	(823,174)	2009	2009	40 years
Evergreen Health & Rehab of Petaluma	(a)	(2)	Petaluma	CA	748,668	2,459,910	—	—	748,668	2,459,910	(264,529)	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a)	(2)	Carson City	NV	3,454,723	5,942,468	—	—	3,454,723	5,942,468	(459,236)	1977	2009	40 years
Little Rock Health and Rehab	(a)	(1)	Little Rock	AR	471,169	4,778,831	6,795,588	—	471,169	11,574,419	(421,853)	1971	2009	40 years
Hidden Acres Health Care	(a)	(3)	Mount Pleasant	TN	67,413	3,312,587	—	—	67,413	3,312,587	(139,369)	1979	2010	40 years
Community Care and Rehab	(a)	(1)	Riverside	CA	1,648,067	9,851,933	—	—	1,648,067	9,851,933	(382,768)	1965	2010	40 years
Heritage Gardens of Portageville	(a)	(3)	Portageville	MO	223,658	3,088,802	—	—	223,658	3,088,802	(108,656)	1995	2010	40 years
Heritage Gardens of Greenville	(a)	(3)	Greenville	MO	118,925	2,218,775	—	—	118,925	2,218,775	(79,850)	1990	2010	40 years
Heritage Gardens of Senath	(a)	(3)	Senath	MO	108,843	2,773,194	263,143	—	108,843	3,036,337	(107,963)	1980	2010	40 years
Heritage Gardens of Senath South	(a)	(3)	Senath	MO	72,805	1,854,998	—	—	72,805	1,854,998	(67,959)	1980	2010	40 years
The Carrington	(a)	(2)	Lynchburg	VA	705,888	4,294,112	—	—	705,888	4,294,112	(138,011)	1994	2010	40 years
Arma Care Center	(a)	(2)	Arma	KS	57,452	2,897,772	—	—	57,452	2,897,772	(85,877)	1970	2010	40 years
Yates Center Nursing and Rehab	(a)	(2)	Yates	KS	54,340	2,990,435	—	—	54,340	2,990,435	(88,193)	1967	2011	40 years
Great Bend Health & Rehab Center	(a)	(2)	Great Bend	KS	111,482	4,588,518	288,312	—	111,482	4,876,830	(172,122)	1965	2010	40 years
Maplewood at Norwalk	(b)	(3)	Norwalk	CT	1,589,950	1,010,050	4,611,873	—	1,589,950	5,621,923	(25,251)	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a)	(3)	Carrizo Springs	TX	45,317	1,954,683	—	—	45,317	1,954,683	(63,153)	1965	2010	40 years
Maplewood at Orange	(b)	(2)	Orange	CT	1,133,533	11,155,287	2,131,478	—	1,133,533	13,286,765	(351,534)	1999	2010	40 years
Wellington Leasehold	(a)	(3)	Wellington	KS	—	—	1,403,108	—	—	1,403,108	(19,769)	1957	2010	21 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
St. James Nursing & Rehab	(a)	(3)	Carrabelle	FL	1,144,155	8,855,845	—	—	1,144,155	8,855,845	(214,960)	2009	2011	40 years
University Manor	(a)	(3)	Cleveland	OH	886,425	8,694,575	—	—	886,425	8,694,575	(183,827)	1982	2011	40 years
Grand Rapids Care Center	(a)	(3)	Grand Rapids	OH	288,249	1,516,629	—	—	288,249	1,516,629	(28,633)	1993	2011	40 years
Bellevue Care Center	(a)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(64,119)	1988	2011	40 years
Orchard Grove Assisted Living	(b)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(64,120)	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a)	(3)	Conroe	TX	576,518	2,090,586	115,000	—	576,518	2,205,586	(51,016)	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a)	(3)	Fredericksburg	TX	326,731	3,046,370	—	—	326,731	3,046,370	(58,617)	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a)	(3)	Jasper	TX	113,083	2,554,020	—	—	113,083	2,554,020	(46,490)	1972	2011	40 years
Legacy Park Community Living Center	(a)	(3)	Peabody	KS	33,420	1,266,580	—	—	33,420	1,266,580	(25,752)	1963	2011	40 years
Lakewood Senior Living of Pratt	(a)	(3)	Pratt	KS	18,503	502,901	—	—	18,503	502,901	(12,496)	1964	2011	40 years
Lakewood Senior Living of Seville	(a)	(3)	Wichita	KS	93,731	896,938	—	—	93,731	896,938	(19,176)	1977	2011	40 years
Lakewood Senior Living of Haviland	(a)	(3)	Haviland	KS	112,480	648,771	—	—	112,480	648,771	(15,506)	1971	2011	40 years
Oak Manor Nursing and Rehabilitation	(a)	(3)	Commerce	TX	224,899	1,867,793	78,806	—	224,899	1,946,599	(41,184)	1963	2011	40 years
Loma Linda Healthcare	(a)	(3)	Moberly	MO	913,017	4,556,983	—	—	913,017	4,556,983	(89,139)	1987	2011	40 years
Maplewood at Newtown	(b)	(3)	Newtown	CT	4,941,584	7,058,416	3,332,745	—	6,314,004	9,018,742	(175,867)	2000	2011	40 years
Chatham Acres Nursing Home	(a)	(3)	Chatham	PA	203,431	1,996,569	—	—	203,431	1,996,569	(47,735)	1873	2011	40 years
Transitions Healthcare Gettysburg	(a)	(3)	Gettysburg	PA	241,994	5,858,005	67,696	—	241,994	5,925,701	(70,586)	1950	2011	40 years
Maplewood at Darien	(b)	(3)	Darien	CT	2,430,458	3,069,542	1,132,247	—	2,430,458	4,201,789	(26,305)	2012	2011	40 years
Crawford Manor	(a)	(2)	Cleveland	OH	119,877	3,080,123	—	—	119,877	3,080,123	(27,412)	1994	2011	40 years
Aviv Asset Management	(d)	(3)	Chicago	IL	—	—	411,969	—	—	411,969	(156,747)	—
Skagit Aviv	(e)	(3)	Mt. Vernon	WA	—	—	422,205	—	—	422,205	—	—
Chatham Acres	(e)	(3)	Chatham	PA	—	—	274,318	—	—	274,318	—	—
Amberwood Manor Nursing Home Rehabilitation	(a)	(5)	New Philadelphia	PA	450,642	3,264,346	—	—	450,642	3,264,346	(14,435)	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a)	(5)	Coroapolis	PA	1,546,079	10,018,012	—	—	1,546,079	10,018,012	(44,480)	1983	2011	40 years
Dunmore Healthcare Group	(a)	(5)	Dunmore	PA	398,110	6,812,777	—	—	398,110	6,812,777	(30,530)	2002	2011	40 years
Eagle Creek Healthcare Group	(a)	(5)	West Union	OH	1,055,733	5,774,130	—	—	1,055,733	5,774,130	(25,726)	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a)	(5)	New Castle	PA	393,475	8,246,253	—	—	393,475	8,246,253	(37,098)	1982	2011	40 years
Indian Hills Health & Rehabilitation Center	(a)	(5)	Euclid	OH	852,677	8,425,268	—	—	852,677	8,425,268	(37,367)	1989	2011	40 years
Milcrest Nursing Center	(a)	(5)	Marysville	OH	735,942	2,169,369	—	—	735,942	2,169,369	(9,872)	1968	2011	40 years
Scranton Healthcare Center	(a)	(5)	Scranton	PA	1,120,202	5,536,985	—	—	1,120,202	5,536,985	(24,174)	2002	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a)	(5)	Colby	KS	569,437	2,798,928	—	—	569,437	2,798,928	(12,144)	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a)	(5)	Kensington	KS	279,893	1,418,766	—	—	279,893	1,418,766	(6,514)	1959	2011	40 years
Deseret Nursing & Rehabilitation at Onaga	(a)	(5)	Onaga	KS	86,863	2,866,488	—	—	86,863	2,866,488	(12,426)	1959	2011	40 years
Deseret Nursing & Rehabilitation at Oswego	(a)	(5)	Oswego	KS	183,378	839,678	—	—	183,378	839,678	(3,981)	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a)	(5)	Smith Center	KS	106,166	1,650,402	—	—	106,166	1,650,402	(7,359)	1964	2011	40 years
Burford Manor	(a)	(5)	Davis	OK	80,000	3,220,000	—	—	80,000	3,220,000	(14,292)	1969	2011	40 years

AVIV REIT, INC. AND SUBSIDIARIES

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Care Meridian Cowan Heights	(h)	(5)	Santa Ana	CA	219,887	1,129,422	—	—	219,887	1,129,422	—	1989	2011	40 years
Care Meridian Escondido	(h)	(5)	Escondido	CA	169,913	1,139,416	—	—	169,913	1,139,416	—	1990	2011	40 years
Care Meridian Fresno-Marks	(h)	(5)	Fresno	CA	269,862	1,709,125	—	—	269,862	1,709,125	—	1990	2011	40 years
Care Meridian La Habra Heights	(h)	(5)	La Habra	CA	199,898	1,339,314	—	—	199,898	1,339,314	—	1990	2011	40 years
Care Meridian Sacramento	(h)	(5)	Elk Grove	CA	219,887	1,649,155	—	—	219,887	1,649,155	—	1992	2011	40 years
Care Meridian Oxnard	(h)	(5)	Oxnard	CA	99,949	1,219,375	—	—	99,949	1,219,375	—	1994	2011	40 years
Care Meridian Santiago Canyon	(h)	(5)	Silverado	CA	549,718	1,039,468	—	—	549,718	1,039,468	—	1999	2011	40 years
Care Meridian Marin	(h)	(5)	Fairfax	CA	319,836	2,148,899	—	—	319,836	2,148,899	—	2000	2011	40 years
Care Meridian Gilroy	(h)	(5)	Gilroy	CA	1,089,442	1,759,099	—	—	1,089,442	1,759,099	—	2000	2011	40 years
Care Meridian Artesia	(h)	(5)	Artesia	CA	179,908	1,389,288	—	—	179,908	1,389,288	—	2002	2011	40 years
Care Meridian Las Vegas	(a)	(5)	Las Vegas	NV	759,611	7,776,017	—	—	759,611	7,776,017	—	2004	2011	40 years
Sandalwood Healthcare	(a)	(5)	Little Rock	AR	1,040,000	3,710,000	—	—	1,040,000	3,710,000	—	1996	2011	40 years
Bath Creek		(3)	Cuyahoga Falls	OH	—	—	—	—	—	—	—
									—	—

					$103,199,886	$754,151,054	$79,222,090	$(28,105,445)	$102,925,122	$805,542,464	$(96,796,028)

Assets under direct financing leases

Description	Type of Asset		Encumbrances	City	State	Initial Cost to Company	Accretion/ Amortization	Impairment/ Dispositions	Gross Amount Carried at December 31, 2011	Year of Construction	Date Acquired
Fountain Lake	(a	)	(2)	Hot Springs	AR	$10,418,738	$497,443	$—	$10,916,181	2007	2008

						$10,418,738	$497,443	$—	$10,916,181

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Developmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2011 is $611,116,546 (unaudited)
(h)	Traumatic Brain Injury Center (TBIs)

Encumbrances:	(1) Standalone first mortgage

(2) The Mortgage

(3) Unencumbered

(4) The 2014 Revolver

(5) The Acquisition Credit Line

AVIV REIT, INC. AND SUBSIDIARIES

	For the Years Ended December 31,
	2011	2010	2009
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$703,049,477	$636,409,268	$606,691,800
Additions during period:
Acquisitions	186,078,338	63,005,000	17,856,000
Development of rental properties and capital expenditures	36,686,682	7,815,209	11,861,468
Dispositions:
Sale of assets	(339,009)	(4,084,000)	—
Impairment(i)	(6,091,721)	(96,000)	—

Balance at end of period	$919,383,767	$703,049,477	$636,409,268

Accumulated depreciation:
Balance at beginning of period	$75,948,944	$58,673,377	$42,091,996
Additions during period:
Depreciation expense	20,847,084	17,853,799	17,527,656
Dispositions:
Sale of assets	—	(578,232)	(946,275)
Impairment(i)	—	—	—

Balance at end of period	$96,796,028	$75,948,944	$58,673,377

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Partners

Aviv Healthcare Properties Limited Partnership and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aviv Healthcare Properties Limited Partnership and Subsidiaries (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv Healthcare Properties Limited Partnership and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 13, 2012

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$39,203,727	$13,028,474
Deferred rent receivable	29,926,203	30,660,773
Tenant receivables, net	6,007,800	1,168,842
Rental properties and financing leases, at cost:
Land	102,925,122	76,466,020
Buildings and improvements	750,130,484	568,959,630
Furniture, fixtures and equipment	55,411,980	46,846,643
Assets under direct financing leases	10,916,181	10,777,184

	919,383,767	703,049,477
Less accumulated depreciation	(96,796,028)	(75,948,944)

Net rental properties	822,587,739	627,100,533

Deferred finance costs, net	13,142,330	9,957,636
Loan receivables, net	33,031,117	36,610,638
Other assets	5,864,045	12,872,323

Total assets	$949,762,961	$731,399,219

Liabilities and equity
Accounts payable and accrued expenses	$18,124,167	$6,012,809
Tenant security and escrow deposits	15,739,917	13,658,384
Other liabilities	33,167,333	25,996,492
Deferred contribution	35,000,000	—
Mortgage and other notes payable	600,473,578	440,575,916

Total liabilities	702,504,995	486,243,601

Equity:
Partners’ equity	250,555,308	241,061,186
Accumulated other comprehensive (loss) income	(3,297,342)	4,094,432

Total equity	247,257,966	245,155,618

Total liabilities and equity	$949,762,961	$731,399,219

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31
	2011	2010	2009
Revenues
Rental income	$92,326,121	$85,240,144	$82,775,078
Tenant recoveries	7,174,851	6,441,786	6,055,703
Interest on loans to lessees—capital expenditures	1,267,275	1,779,620	1,662,107
Interest on loans to lessees—working capital and capital lease	3,978,754	3,446,226	1,830,791

Total revenues	104,747,001	96,907,776	92,323,679

Expenses
Rent and other operating expenses	890,812	574,646	612,185
General and administrative	17,589,024	11,475,122	7,741,087
Offering costs	—	—	6,863,948
Real estate taxes	7,281,628	6,475,230	6,231,776
Depreciation	20,847,084	17,853,799	17,527,656
Loss on impairment	6,091,721	96,000	—

Total expenses	52,700,269	36,474,797	38,976,652

Operating income	52,046,732	60,432,979	53,347,027

Other income and expenses:
Interest and other income	843,794	133,286	466,177
Interest expense	(36,010,044)	(22,722,785)	(26,570,071)
Change in fair value of derivatives	—	2,931,309	6,987,825
Amortization of deferred financing costs	(2,664,934)	(1,008,059)	(550,327)
Earnout accretion	(266,902)	—	—
Gain on sale of assets, net	1,170,991	511,552	—
Loss on extinguishment of debt	(3,806,513)	(2,295,562)	—

Total other income and expenses	(40,733,608)	(22,450,259)	(19,666,396)

Net income	11,313,124	37,982,720	33,680,631
Distributions and accretion on
Class E Preferred Units	—	(17,371,893)	(14,569,875)
Net income allocable to noncontrolling interests	—	(241,622)	(221,154)

Net income allocable to common units	$11,313,124	$20,369,205	$18,889,602

Net income allocable to common units	$11,313,124	$37,982,720
Unrealized (loss) gain on derivative instruments	(7,391,774)	4,094,432

Total comprehensive income allocable to common units	$3,921,350	$42,077,152

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Years Ended December 31, 2011, 2010 and 2009

	Partners’ Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance at January 1, 2009	$76,915,331	$—	$955,861	$77,871,192
Net income	33,459,477	—	221,154	33,680,631
Issuance of warrants	8,399,117	—	—	8,399,117
Non-cash stock based compensation	406,000	—	—	406,000
Distributions to partners and accretion on Class E Preferred Units and other	(45,794,832)	—	—	(45,794,832)

Balance at December 31, 2009	73,385,093	—	1,177,015	74,562,108
Net income	37,741,098	—	241,622	37,982,720
Non-cash stock based compensation	1,631,998	—	—	1,631,998
Distributions to partners and accretion on Class E Preferred Units and other	(79,980,308)	—	—	(79,980,308)
Redemption of warrants	(17,001,453)	—	—	(17,001,453)
Capital contributions	223,597,219	—	268,902	223,866,121
Unrealized gain on derivative instruments	—	4,094,432	—	4,094,432
Capital contributions of noncontrolling interests	1,687,539	–	(1,687,539)	—

Balance at December 31, 2010	241,061,186	4,094,432	—	245,155,618
Non-cash stock-based compensation	1,971,905	—	—	1,971,905
Distributions to partners	(44,210,664)	—	—	(44,210,664)
Capital contributions	40,419,757	—	—	40,419,757
Unrealized loss on derivative instruments	—	(7,391,774)	—	(7,391,774)
Net income	11,313,124	—	—	11,313,124

Balance at December 31, 2011	$250,555,308	$(3,297,342)	$—	$247,257,966

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$11,313,124	$37,982,720	$33,680,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,847,084	17,853,799	17,527,656
Amortization of deferred financing costs	2,664,934	1,008,059	550,327
Accretion of debt premium	(197,873)	—	—
Change in fair value of derivatives	—	(2,931,309)	(6,987,825)
Deferred rental loss (income), net	466,595	(3,056,430)	(6,388,600)
Rental income from intangible amortization, net	(1,365,836)	(3,681,109)	(2,097,655)
Non-cash stock (unit)-based compensation	1,971,905	1,631,998	406,000
Gain on sale of assets, net	(1,170,991)	(511,552)	—
Non-cash loss on extinguishment of debt	3,806,513	1,437,233	—
Loss on impairment of assets	6,091,721	96,000	—
Reserve for uncollectible loan receivables	1,426,149	750,000	—
Accretion of earn-out provision for previously acquired rental properties	266,902	—	—
Changes in assets and liabilities:
Due from related parties	—	15,816	10,000
Tenant receivables	(6,103,511)	(317,123)	(365,523)
Other assets	2,596,091	177,666	3,022,578
Accounts payable and accrued expenses	6,146,173	3,357,961	145,652
Tenant security deposits and other liabilities	1,672,037	866,527	1,141,304
Due to related parties	—	—	(602,253)

Net cash provided by operating activities	50,431,017	54,680,256	40,042,292

Investing activities
Purchase of rental properties	(181,214,201)	(54,884,043)	(16,375,694)
Proceeds from sales of rental properties	1,510,000	4,085,825	—
Payment of earn-out provision for previously acquired rental properties	—	(9,600,731)	—
Capital improvements and other developments	(30,769,934)	(7,883,130)	(13,507,673)
Loan receivables received from (funded to) others, net	3,417,924	(6,834,568)	(8,609,528)

Net cash used in investing activities	(207,056,211)	(75,116,647)	(38,492,895)

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2011	2010	2009
Financing activities
Borrowings of debt	$404,928,032	$442,789,570	$35,651,073
Repayment of debt	(244,832,497)	(482,522,690)	(19,091,756)
Payment of financing costs	(9,607,704)	(10,567,931)	(102,803)
Payment for swap termination	—	(3,380,160)	—
Capital contributions	40,419,757	223,866,121	—
Deferred contribution	35,000,000	—	—
Redemption of Class E Preferred Units and warrants	—	(92,001,451)	—
Redemption of Class F Units	—	(23,602,649)	—
Proceeds from issuance of warrants	—	—	8,399,117
Net proceeds from issuance of Class E Preferred Units	—	—	17,898,975
Cash distributions to partners	(43,107,141)	(36,658,452)	(38,122,989)

Net cash provided by financing activities	182,800,447	17,922,358	4,631,617

Net increase (decrease) in cash and cash equivalents	26,175,253	(2,514,033)	6,181,014
Cash and cash equivalents:
Beginning of year	13,028,474	15,542,507	9,361,493

End of year	$39,203,727	$13,028,474	$15,542,507

Supplemental cash flow information
Cash paid for interest	$29,025,490	$20,983,000	$27,771,260

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$13,029,927	$11,339,775	$3,650,000
Write-off of deferred rent receivable	$7,093,438	$3,367,164	$—
Write-off of in-place lease intangibles, net	$35,536	$1,392,034	$—
Write-off of deferred finance costs, net	$3,806,513	$1,235,969	$—
Write-off of debt discount	$—	$202,307	$—

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 223 properties, principally skilled nursing facilities, across the United States at December 31, 2011. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value ($0.01) and 1,000 shares of preferred stock (par value $1,000)). At December 31, 2011, there are 262,237 shares of common stock and 125 shares of preferred stock outstanding.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, was contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $10 million and $30 million were contributed by the REIT’s stockholders on January 25, 2011 and October 28, 2011, respectively. Subsequently, an additional $35 million was contributed by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end and the issuance of the shares is recognized as a liability as of December 31, 2011 as the shares of common stock were not issued until after December 31, 2011. As of December 31, 2011, the REIT owned 57.01% of the Partnership. The REIT’s weighted average ownership of the Partnership for the year ended December 31, 2011 was 54.9%. On December 27, 2011, the REIT’s stockholders contributed $35 million to the REIT which was further contributed to the Partnership, increasing the REIT’s ownership of the Partnership to 59.7% in January 2012.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of three months or less. The Partnership maintains cash and cash equivalents in United States banking institutions that exceed amounts insured by the Federal Deposit Insurance Corporation. The Partnership believes the risk of loss from exceeding this insured level is minimal.

Rental Properties

The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis. As part of the impairment evaluation during 2011, three buildings were impaired for approximately $6.1 million to reflect the difference between the book value and the estimated selling price less costs to dispose (Level 3). As part of the impairment evaluation during 2010, a building in Hometown, Texas was impaired for $96,000 to reflect the difference between the book value and estimated selling price less costs to dispose (Level 3). The property was sold on December 31, 2010, with an immaterial gain subsequent to the impairment of $96,000 previously taken. The impairment evaluation during 2009 did not result in any recognition of impairment.

Buildings and building improvements are recorded at cost and have been assigned estimated 40-year lives and are depreciated on the straight-line method. Personal property, furniture, and equipment have been assigned estimated lives ranging from 7 to 10 years and are depreciated on the straight-line method.

The Partnership may advance monies to its lessees for the purchase, generally, of furniture, fixtures, or equipment or other purposes. Required minimum lease payments due from the lessee increase to provide for the repayment of such amounts over a stated term. These advances in the instance where the depreciable life of the newly purchased asset is less than the remaining lease term are reflected as loan receivables on the consolidated balance sheets, and the incremental lease payments are bifurcated between principal and interest over the stated term. In the instance where the depreciable life of the newly purchased assets is longer than the remaining lease term, the purchase is recorded as property. In other instances, explicit loans are made to lessees for working capital and other funding needs and provide for monthly principal and interest payments generally ranging from 5 to 10 years.

Purchase Accounting

The Partnership allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed, the Partnership makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Partnership’s diverse operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Mortgage (Level 3). The Partnership allocates the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The Partnership determines fair values as follows:

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Rental properties are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	The Partnership allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership’s portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with such tenant, such tenant’s credit quality, expectations of lease renewals with such tenant, and the potential for significant, additional future leasing arrangements with such tenant. The Partnership amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations in rental income.

Prior to the Merger on September 17, 2010, Aviv Asset Management, L.L.C. (AAM) was a nonconsolidated management company to the Partnership based on the application of appropriate accounting guidance (as discussed in Footnote 12). Upon the Merger, AAM became a consolidated entity of the Company and is presented as such for all periods included herein with all periods shown at historical cost (carryover basis with no adjustments to fair value). This treatment is in accordance with ASC 805 due to the fact that AAM was under common control prior and subsequent to the Merger.

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

Below is a summary of the components of rental income for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Cash rental income	$91,426,880	$78,502,605	$74,288,823
Deferred rental (loss) income	(466,595)	3,056,430	6,388,600
Rental income from intangible amortization	1,365,836	3,681,109	2,097,655

Total rental income	$92,326,121	$85,240,144	$82,775,078

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

During the years ended December 31, 2011 and 2010, deferred rental (loss) income includes a write-off (expense) of deferred rent receivable of approximately $7.1 million and $3.4 million, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statement of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Deferred Finance Costs

Deferred finance costs are being amortized using the straight-line method, which approximates the interest method, over the term of the respective underlying debt agreement.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. As of December 31, 2011, and 2010, respectively, loan receivable reserves amounted to approximately $2.2 million and $0.8 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their grant date fair values. On September 17, 2010, the Partnership adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro- rata allocation of non-cash stock-based compensation expense is made to the Partnership and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through December 31, 2011 is summarized in Footnote 9.

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The Partnership’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding mortgage and other notes payable obligations with a carrying value of approximately $600.5 million and $440.6 million as of December 31, 2011 and 2010, respectively. The fair values of debt as of December 31, 2011 was $597.7 million and as of December 31, 2010 approximates its carrying value based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of approximately $33.0 million and $36.6 million as of December 31, 2011 and 2010, respectively. The fair values of loan receivables as of December 31, 2011 and 2010 approximate their carrying value based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Partnership has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Partnership may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Initial Public Offering Costs

During 2009, the Partnership pursued an initial public offering (the IPO) of common stock. Costs related to the IPO incurred by the Partnership were capitalized on the consolidated balance sheets in other assets as they were incurred.

On November 2, 2009, the Partnership abandoned its IPO effort. As a result, the Partnership wrote off the IPO costs incurred to date to the consolidated statements of operations. In the year ended December 31, 2009, approximately $6.9 million of IPO-related costs were expensed.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of December 31, 2011 and 2010, respectively.

Risks and Uncertainties

The Partnership is subject to certain risks and uncertainties affecting the healthcare industry as a result of healthcare legislation and continuing regulation by federal, state, and local governments. Additionally, the Partnership is subject to risks and uncertainties as a result of changes affecting operators of nursing home facilities due to the actions of governmental agencies and insurers to limit the growth in cost of healthcare services.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Partnership adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. The Partnership adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact the notes to the Partnership’s consolidated financial statements.

In January 2011, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), affecting public entities who enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination that occurred during the year occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenues and earnings. The adoption of this update did not have an impact on the notes to the Partnership’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each interim period. The Partnership will incorporate the provisions of this update to its consolidated financial statements upon adoption.

3. Rental Property Activity

The Partnership had the following rental property activity for the year ended December 31, 2011 as described below:

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

•

In March 2011, Aviv Financing II acquired a property in Florida from an unrelated third party for a purchase price of approximately $10,000,000. The Partnership financed this purchase through borrowings of $10,200,000 under the 2014 Revolver (see Footnote 7).

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

Notes to Consolidated Financial Statements – (continued)

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

•

In August 2011, Aviv Financing II acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,100,000. The Partnership financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In August 2011, Aviv Financing II acquired a property in Connecticut from an unrelated third party for a purchase price of $5,500,000. The Partnership financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In September 2011, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $3,200,000. The Partnership financed this purchase through borrowings under the 2014 Revolver (see Footnote 7).

•

In November 2011, Aviv Financing I acquired a property in Oklahoma from an unrelated third party for a purchase price of $3,300,000. The Partnership financed this purchase through cash and borrowings of $1,940,000 under the Acquisition Credit Line (see Footnote 7).

•	In November 2011, Aviv Financing I sold three vacant land parcels in Massachusetts to unrelated third parties for a sales price of $1,360,000 and recognized a gain of approximately $1,110,000.

•

In November 2011, Aviv Financing I acquired five properties in Kansas from an unrelated third party for a purchase price of $10,800,000. The Partnership financed this purchase through cash and borrowings of $7,560,000 under the Acquisition Credit Line (see Footnote 7).

•

In November 2011, Aviv Financing I acquired seven properties in Pennsylvania and Ohio from an unrelated third party for a purchase price of $50,142,813. The Partnership financed this purchase through cash and borrowings of approximately $37,340,000 under the Acquisition Credit Line (see Footnote 7).

•

In November 2011, Aviv Financing I acquired a property in Pennsylvania from an unrelated third party for a purchase price of $6,657,187. The Partnership financed this purchase through cash. In December 2011, the Partnership added borrowings of approximately $4,660,000 under the Acquisition Credit Line (see Footnote 7) in connection with this property.

•

In December 2011, Aviv Financing I acquired eleven properties in California and Nevada from an unrelated third party for a purchase price of $24,845,100. The Partnership financed this purchase cash and through borrowings of $17,392,000 under the Acquisition Credit Line (see Footnote 7).

•

In December 2011, Aviv Financing I acquired a property in Arkansas from an unrelated third party for a purchase price of $4,750,000. The Partnership financed this purchase through cash and borrowings of $3,325,000 under the Acquisition Credit Line (see Footnote 7).

•	In December 2011, Aviv Financing I sold a vacant land parcel in Massachusetts to an unrelated third party for a sales price of $150,000 and recognized a gain of approximately $60,000.

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the year ended 2011 as of January 1, 2010 (unaudited):

	For the Year Ended December 31,
	2011	2010
Total Revenues	$116,354,903	$115,408,277
Net Income	18,244,478	46,329,779

Acquisition-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results.

Related to the above business combinations, the Partnership incurred approximately $2,824,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Partnership allocated the approximate net purchase price paid for these properties acquired in 2011 as follows (excludes the earn-out provision discussed above) using Level 2 and Level 3 inputs:

Land	$26,264,000
Buildings and improvements	148,914,000
Furniture, fixtures and equipment	7,567,000
Above market leases	42,000
Below market leases	(2,437,000)
Lease intangibles	864,000

Borrowings and available cash	$181,214,000

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The Partnership had the following rental property activity during the year ended December 31, 2010 as described below:

•

In March 2010, Aviv Financing III recognized an additional $8,121,000 addition to the purchase price for the August 2008 acquisitions of eight properties in California and Oregon from an unrelated third party as per the guidance within ASC 805. The addition is related to the earn-out provision defined at closing. Such $8,121,000 additions along with $1,480,000 previously accrued amounts at December 31, 2009 related to the acquisitions of two properties in April 2009 in California and Nevada under Aviv Financing I, were paid out in the amount of approximately $9,601,000.

•	In June 2010, Aviv Financing III acquired a property in Tennessee from an unrelated third party for a purchase price of approximately $3,380,000. The Partnership financed this purchase through cash.

•

In July 2010, Aviv Financing I disposed of two properties in California to an unrelated third party for a total selling price of approximately $3,988,000, which resulted in a gain on disposal of approximately $582,000. The proceeds from the sale were primarily used to pay down a portion of the existing Credit Facility (see Footnote 7) by approximately $3,883,000.

•

In September 2010, Aviv Financing I acquired a property in Virginia from an unrelated third party for a purchase price of approximately $5,000,000. The Partnership financed this purchase through borrowings of approximately $3,162,000 under the 2014 Revolver (see Footnote 7).

•

In October 2010, Aviv Financing I acquired four properties in Missouri from various unrelated third parties for a purchase price of approximately $10,460,000. The Partnership financed this purchase through borrowings of approximately $7,718,000 under the 2014 Revolver (see Footnote 7).

•

In November 2010, Aviv Financing III acquired a property in California from an unrelated third party for a purchase price of approximately $11,500,000. The Partnership financed this purchase through borrowings of approximately $7,800,000 under an acquisition loan.

•

In December 2010, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of approximately $2,600,000. The Partnership financed this purchase through cash.

•

In December 2010, Aviv Financing I acquired four properties in Kansas, Texas and Connecticut, from unrelated third parties for a purchase price of approximately $21,944,000. The Partnership financed this purchase through borrowings of approximately $15,666,000 under the 2014 Revolver (see Footnote 7).

•	In December 2010, Aviv Financing I sold a property located in Texas to an unrelated third party for a sales price of approximately $96,000.

Related to the above business combinations, the Partnership incurred approximately $618,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Partnership allocated the approximate net purchase price of these properties acquired in 2010 as follows using Level 2 and Level 3 inputs:

Land	$7,094,000
Buildings and improvements	52,087,000
Furniture, fixtures, and equipment	3,824,000

Borrowings and available cash	$63,005,000

The Partnership had the following rental property activity during the year ended December 31, 2009 as described below:

•

In January 2009, Aviv Financing III acquired a property in Arkansas from an unrelated third party for a purchase price of approximately $5,250,000. The Partnership financed this purchase through borrowings of approximately $2,625,000 via an acquisition loan, which was subsequently paid in full in August 2009.

•

In April 2009, Aviv Financing III acquired two properties in California and Nevada from an unrelated third party for a purchase price of approximately $12,606,000. The Partnership financed this purchase through borrowings of approximately $8,625,000 via an acquisition loan.

Related to the above business combinations, the Partnership incurred approximately $88,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations. In accordance with ASC 805, the Partnership allocated the approximate net purchase price of these properties acquired in 2009 as follows using Level 2 and Level 3 inputs:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Land	$4,675,000
Buildings and improvements	12,081,000
Furniture, fixtures, and equipment	1,100,000

Borrowings and available cash	$17,856,000

The Partnership considers renewals on above- or below-market leases when ascribing value to the in-place lease intangible liabilities at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Partnership evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible liability is recorded at acquisition and amortized over the renewal period.

4. Loan Receivables

The following summarizes the Partnership’s loan receivables at December 31, 2011 and 2010:

	2011	2010
Beginning balance	$36,610,638	$28,970,129
New capital improvement loans issued	4,073,410	1,415,579
Working capital and other loans issued	6,846,377	14,705,259
Reserve for uncollectible loans	(1,426,150)	(750,000)
Loan write offs	(86,156)	—
Loan amortization and repayments	(12,987,002)	(7,730,329)

	$33,031,117	$36,610,638

The Partnership’s reserve for uncollectible loan receivables balances at December 31, 2011 and 2010 was $2.2 million and $0.8 million, respectively.

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

Interest income earned on loan receivables for the years ended December 31, 2011, 2010, and 2009 was $3.8 million, $3.8 million, and $2.1 million, respectively.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at December 31, 2011 and 2010:

	2011	2010
Gross amount	$15,952,760	$10,567,931
Accumulated amortization	(2,810,430)	(610,295)

Net	$13,142,330	$9,957,636

Amortization of deferred financing costs is reported in the amortization expense line item in the consolidated statements of operations.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The estimated annual amortization of the deferred finance costs for each of the five succeeding years is as follows:

2012	$2,666,299
2013	2,665,455
2014	2,391,457
2015	1,988,338
2016	1,096,355
Thereafter	2,334,426

Total	$13,142,330

During the year ended December 31, 2011, the Partnership wrote-off deferred financing costs of $4.3 million with $0.5 million of accumulated amortization associated with the Mortgage (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $3.8 million.

During the year ended December 31, 2010, in conjunction with the Merger, Aviv Financing I refinanced its debt paying off all existing mortgages on September 17, 2010. As a result of the debt refinancing, the Partnership wrote-off deferred financing costs of approximately $3.6 million with approximately $2.4 million of accumulated amortization associated with the old debt for a net recognition as a loss on extinguishment of debt of approximately $1.2 million.

6. Lease Intangibles

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at December 31, 2011 and 2010, respectively:

	Assets
	2011			2010
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,339,335)	$4,162,516	$8,393,488	$(3,049,093)	$5,344,395

In-place lease assets	651,730	—	651,730	—	—	—

Tenant relationship	212,416	—	212,416	—	—	—

	$8,365,997	$(3,339,335)	$5,026,662	$8,393,488	$(3,049,093)	$5,344,395

	Liabilities
	2011			2010
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,525,395	$(14,929,137)	$11,596,258	$25,798,147	$(14,049,691)	$11,748,456

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Amortization expense for in-place lease assets and tenant relationship was $0 for the years ended December 31, 2011, 2010, and 2009 as these assets were acquired on the last day of 2011. Amortization expense for the above market leases intangible asset for the years ended December 31, 2011, 2010, and 2009 was approximately $0.6 million, $0.7 million, and $1.0 million, respectively, and is included as a component of rental income in the consolidated statements of operations. Accretion for the below market leases intangible liability for the years ended December 31, 2011, 2010, and 2009 was $2.0 million, $2.5 million, and $3.1 million, respectively, and is included as a component of rental income in the consolidated statements of operations.
For the year ended December 31, 2011, the Partnership wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.3 million, and below market leases intangible liability of approximately $1.7 million with accumulated accretion of approximately $1.2 million, for a net recognition of approximately $35,000 in rental income from intangible amortization, respectively.

For the year ended December 31, 2010, the Partnership wrote-off in-place lease intangible assets of approximately $2.9 million with accumulated amortization of approximately $1.5 million, and in-place lease intangible liabilities of approximately $8.5 million with accumulated accretion of approximately $5.1 million, for a net recognition of approximately $1.9 million in rental income from intangible amortization, respectively.

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years is as follows:

	Assets	Liabilities
Year ending December 31,
2012	$667,947	$2,056,629
2013	660,225	1,942,010
2014	485,338	1,099,738
2015	425,524	891,331
2016	390,943	868,301
Thereafter	2,396,685	4,738,249

	$5,026,662	$11,596,258

7. Mortgage and Other Notes Payable

The Partnership’s mortgage and other notes payable consisted of the following:

	December 31,	December 31,
	2011	2010
Mortgage (interest rates of 5.75% on December 31, 2011 and 2010, respectively)	$196,943,393	$402,794,111
Acquisition Credit Line (interest rates of 5.75% on December 31, 2011 and 2010, respectively)	72,216,570	28,677,230
Construction loan (interest rates of 5.95% on December 31, 2011 and 2010, respectively)	6,073,802	1,312,339
2014 Revolver (interest rate of 6.50% on December 31, 2011)	15,000,000	—
Acquisition loans (interest rates of 6.00% on December 31, 2011 and 2010, respectively)	7,687,686	7,792,236
Senior Notes (interest rate of 7.75% on December 31, 2011), inclusive of $2.6 million net premium balance	302,552,127	—

Total	$600,473,578	$440,575,916

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The Mortgage

Principal payments on the Mortgage are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Mortgage is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.37% at December 31, 2011 with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. The balance outstanding on the Mortgage as of December 31, 2011 was $196.9 million. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Partnership also has a $100 million Acquisition Credit Line. On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.37% at December 31, 2011 with a 1.25% floor) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

As of December 31, 2011, approximately $72.2 million had been drawn on the Acquisition Credit Line. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

Senior Notes

On February 4, 2011 and April 5, 2011, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million and $100 million of Senior Notes (the Senior Notes), respectively. The Company is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of approximately $2.75 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $201.6 million on the Mortgage and the balance of approximately $28.7 million on the Acquisition Credit Line.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Partnership’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of December 31, 2011 the interest rates are based upon the base rate (3.25% at December 31, 2011) plus the applicable percentage based on the consolidated leverage ratio (3.25% at December 31, 2011). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the 2014 Revolver is due monthly. The 2014 Revolver commitment terminates and matures in February 2014. The 2014 Revolver had an outstanding balance of $15.0 million at December 31, 2011.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of approximately $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on these loans at December 31, 2011 was approximately $7.7 million.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% at December 31, 2011) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. From May 1, 2012 through the maturity date of December 1, 2013, monthly payments of principal and interest are due based on a 20-year amortization schedule. This loan is collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on this loan at December 31, 2011 was approximately $6.1 million.

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2011, are as follows:

2012	$4,221,548
2013	10,726,144
2014	20,967,284
2015	263,278,701
2016	379,168
Thereafter	300,900,733

$600,473,578

8. Partnership Equity and Incentive Program

In conjunction with the formation of the Partnership, the Partnership issued 10,323,213 Class A Units and 3,294,733 Class B Units in exchange for all ownership interests of the roll-up contributed to the Partnership in 2005. The Partnership issued an additional 3,144,010 Class A Units and 1,228,372 Class B Units in 2006. The Class A Units issued as a result of the formation of the Partnership have a par value of $10.00 per unit, while Class A Units issued on December 29, 2006, as a result of the addition of additional properties have a par value of $11.49 per unit. Operating distributions accrue at the rate of 10% per year for Class A Units or as defined in the Partnership Agreement. The Class A Units have distribution preference, which decreases ratably after the full return of capital to the Class A Unitholders through distributions, and also have a liquidation preference and a profit interest in the event of sale, disposition, or refinancing as defined in the Agreement of Limited Partnership (the Partnership Agreement).

Also in connection with the formation of the Partnership, the Partnership awarded Class C Unit profit interests. These Class C Units do not have a par value, and no capital was contributed in consideration for their issuance. These Class C Units were issued to the General Partner of the Partnership, which is owned by two parties that have significant ownership holdings in the Partnership. When operating distributions are paid in full to the Class A Units as described above, the Class B and Class C Units receive all excess distributions, with 40% to Class B Unitholders and 60% to the Class C Unitholders until the Class B Units receive approximately $2.9 million in any partnership year to the extent that all Class B Units have been issued per the Partnership Agreement. After reaching this threshold, the remaining distributions are allocated 100% to the Class C Unitholders.

The Class D Units represent profit interests in the Partnership, which may be granted periodically to employees of AAM. A total of 10,000 Class D Units have been authorized. A total of 8,050 and 8,050 Class D Units are outstanding at December 31, 2011 and 2010, respectively. The Class D Units are not entitled to any distributions of the Partnership, except in the event of sale, disposition, or refinancing as defined. Class C Units also have an interest in these proceeds. The terms of the Class D Units were amended at the Merger. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing (Liquidity Event). If the employee is no longer employed on such date, the award is forfeited. For accounting purposes, the grant date fair value will be recognized as an expense when a Liquidity Event becomes imminent and such fair value on the grant date was determined to be $0.9 million. The remainder of the Class D Units are time-based awards under ASC 718 and such fair value determined on the grant date is recognized over the vesting period. For the years ended December 31, 2011 and 2010, 1,610 and 3,220 of the time-based Class D Units vested, respectively resulting in the recognition of approximately $0.4 million and $0.9 million, respectively in expense. No expense relating to these awards was recognized in 2009.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Distributions to the Partnership’s partners are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	$6,733,720	$2,894,457	$7,040,689	$—	$—	$2,215,044	$23,162,935
2010	$13,594,547	$2,894,457	$12,683,113	$—	$5,342,466	$3,792,881	$6,092,935
2009	$13,562,740	$2,894,457	$10,339,900	$—	$6,898,235	$4,430,085	$—

Weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	240,103
2010	13,467,223	4,523,145	2	7,386	5,342,489	4,597,432	65,338
2009	13,467,223	4,523,145	2	8,033	6,901,950	5,369,800	—

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the year ended December 31, 2011, 2010 and 2009 was approximately $0.4 million, $0.4 million and $0.4 million, respectively.

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

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Partnership does not believe it is probable that these options will vest and therefore has not recorded any expense in the December 31, 2011 or 2010 consolidated financial statements in accordance with ASC 718. The grant date fair value associated with all performance based award options of the Partnership aggregates to approximately $4.5 million and $4.0 million as of December 31, 2011 and 2010, respectively. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

The following table represents the time based option awards activity for the years ended December 31, 2011 and 2010.

	2011	2010
Outstanding at January 1	21,866	—
Granted	1,610	21,866
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at December 31	23,476	21,866

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date	$112.62	$108.55

Weighted average remaining contractual life (years)	8.71	9.72

The following table represents the time based option awards outstanding for years ended December 31, 2011 and 2010 as well as other Plan data:

	2011	2010
Range of exercise prices	$1,000-$1,139	$1,000 -$1,084
Outstanding	23,476	21,866
Remaining contractual life (years)	8.71	9.72
Weighted average exercise price	$1,011	$1,002

The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2011 and 2010.

2011 Grants
Weighted average dividend yield	8.13%
Weighted average risk-free interest rate	2.02%
Weighted average expected life	7.0 years
Weighted average estimated volatility	38.10%
Weighted average exercise price	$1,134.76
Weighted average fair value of options granted (per option)	$168.01

2010 Grants
Weighted average dividend yield	10.28%
Weighted average risk-free interest rate	2.1%
Weighted average expected life	7.0 years
Weighted average estimated volatility	38.00%
Weighted average exercise price	$1,001.83
Weighted average fair value of options granted (per option)	$108.55

The Partnership recorded non-cash compensation expenses of approximately $1.1 million and $0.3 million for the years ended December 31, 2011 and 2010, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations, respectively.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

At December 31, 2011, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1,180,000.

For the year ended December 31,	Options
2012	$671,430
2013	353,381
2014	143,969
2015	11,161

Total	$1,179,941

Dividend equivalent rights associated with the Plan amounted to $2.2 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively. These dividend rights will be paid in four installments as the option vests.

10. Minimum Future Rentals

The Partnership’s rental properties are leased under noncancelable triple-net operating leases. Under the provisions of the leases, the Partnership receives fixed minimum monthly rentals, generally with annual increases, and the tenants are responsible for the payment of all operating expenses, including repairs and maintenance, insurance, and real estate taxes of the property throughout the term of the leases.

At December 31, 2011, future minimum annual rentals to be received under the noncancelable lease terms are as follows:

2012	$107,432,234
2013	111,436,447
2014	110,012,490
2015	109,992,794
2016	108,497,485
Thereafter	514,788,003

$1,062,159,453

11. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2011
	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter(3)
Total revenues	$22,869	$27,550	$24,944	$29,385

Net income attributable to common stockholders	$1,716	$7,002	$314	$2,281

	Year Ended December 31, 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)
Total revenues	$23,811	$24,342	$24,573	$24,182

Net income attributable to common stockholders	$11,629	$11,326	$9,007	$6,020

(1)	The results include $3.0 million in deferred rent write-offs and $3.1 million in deferred financing costs write-offs in connection with our senior note issuance during the first quarter.
(2)	The results include $3.5 million in deferred rent write-offs, $2.2 million of indemnity expense related to a tenant transition, and $0.9 million of impairment recognized in the third quarter.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

(3)	The results include $5.2 million of impairment recognized in the fourth quarter.
(4)	The results include $1.1 million in deferred rent write offs recognized in the fourth quarter.

12. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Partnership received a loan of approximately $0.3 million, which has been paid off in full as of April 29, 2011.

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

On October 16, 2007, the Partnership legally acquired AAM through a Manager Contribution and Exchange Agreement dated October 16, 2007 (the Contribution Agreement). As stipulated in the Contribution Agreement and the Second Amended and Restated Agreement of Limited Partnership on October 16, 2007 (Partnership Agreement), the Partnership issued a new class of Partnership Unit, Class F Units, as consideration to the contributing members of AAM. The contributing members of AAM served as the general partner of the Partnership. With respect to distributions other than to the holders of the Class G Units, the Class F Units have subordinated payment and liquidity preference to the Class E Units (which were subsequently cancelled) but are senior in payment and liquidity preference, where applicable, to the Class A, B, C, and D Units of the Partnership. The Class F Units paid in quarterly installments an annual dividend of 8.25% of the preliminary face amount of approximately $53.7 million (of which half were subsequently redeemed). The preliminary pricing was based upon trading multiples of comparably sized publicly traded healthcare Real Estate Investment Trusts. The ultimate Class F Unit valuation is subject to a true-up formula at the time of a Liquidity Event, as defined in the Partnership Agreement.

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

The original and follow-on investments of Class E unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Partnership and JER dated May 26, 2006. The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

settlement. The UPA allowed the Partnership to call the E Units and warrants anytime after May 26, 2011 as long as it provided JER with a 15% IRR from date of inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for $92.0 million contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E units issuance.

Coincident with the Merger, 50% of the Class F Unit was purchased and settled by the Partnership for $23.6 million and is reported as a component of distributions to partners and accretion on Class E Preferred Units in the consolidated statements of changes in equity. The remaining Class F Units will pay in quarterly installments an annual dividend of 9.38% of the face amount of $23.6 million.

13. Derivatives

During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At December 31, 2011, the Partnership is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at December 31, 2011 (included in other assets)	$—
Asset balance at December 31, 2010 (included in other assets)	$4,094,432
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)
Liability balance at December 31,2010 (included in other liabilities)	$—

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the years ended December 31, 2011, 2010, and 2009, the Partnership recognized approximately $0, $2.9 million, and $7.0 million of net income, respectively, in the consolidated statements of operations related to the change in the fair value of interest rate swap agreements where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2011 (dollars in thousands):

	Total Carrying		Significant Other	Significant
	Value at	Quoted Prices in	Observable	Unobservable
	December 31, 2011	Active Markets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,297)	—	(3,297)	—

	$(3,297)	$—	$(3,297)	$—

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

14. Commitments and Contingencies

The Partnership has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is approximately $1.7 million, of which approximately $1.4 million has been paid to date. For the year ended December 31, 2011, the Partnership’s indemnity expense for these fees was approximately $0.4 million which equaled the actual amount paid during the period, and are included as a component of general and administrative expense in the consolidated statements of operations.

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

During 2011, the Partnership entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $0.5 million has been paid to date. The remaining $1.5 million was accrued and included as a component of general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

In the normal course of business, the Partnership is involved in legal actions arising from the ownership of its property. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, operations, or liquidity of the Partnership.

15. Concentration of Credit Risk

As of December 31, 2011, the Partnership’s portfolio of investments consisted of 223 healthcare facilities, located in 26 states and operated by 35 third party operators. At December 31, 2011, approximately 47.4% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.6%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (8.2%), Daybreak Healthcare (7.3%), and Benchmark (5.9%). No other operator represents more than 5.5% of our total assets. The five states in which the Partnership had its highest concentration of total assets were California (17.4%), Texas (10.5%), Arkansas (8.0%), Ohio (8.0%), and Pennsylvania (7.5%) at December 31, 2011.

For the year ended December 31, 2011, the Partnership’s rental income from operations totaled approximately $92.3 million, of which approximately $11.8 million was from Evergreen Healthcare (12.8%), $10.4 million from Saber Health Group (11.2%), $10.3 million from Daybreak Healthcare (11.2%) and $9.7 million was from Sun Mar Healthcare (10.5%). No other operator generated more than 7.6% of the Partnership’s rental income from operations for the year ended December 31, 2011.

Below is a summary of unaudited financial information as of and for the year ended December 31, 2010 for the two lessees (operators) of our properties whose total assets, in the aggregate, exceeds 10% of the Partnership’s total assets at December 31, 2011. Financial performance under the terms of lease agreements with these lessees is, by agreement, guaranteed by the entities whose financial data is as follows:

	Saber Health Group (1)	Evergreen Healthcare (1)
Financial position
Current assets	$42,059,735	$55,783,765
Noncurrent assets	66,595,199	37,838,811
Current liabilities	51,254,068	58,002,968
Noncurrent liabilities	62,179,656	110,994,815
(Deficit) equity	(4,778,790)	(75,375,207)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

Results of operations
Revenues	$220,567,203	$254,813,588
Gross profit	8,192,999	23,700,852
Income from continuing operations	4,823,729	7,662,953
Net income	4,404,671	7,662,953

(1)	Represents the financial information as of December 31, 2010 as the December 31, 2011 financial information was not available as of and for the year ended December 31, 2011.

16. Subsequent Events

On January 6, 2012, Aviv Financing II acquired a vacant parcel of land in Ohio from an unrelated third party for a purchase price of $275,000. The Partnership financed this purchase through cash.

On January 31, 2012, the Partnership, under Aviv Financing V entered into a $187.5 million secured revolving credit facility with General Electric Capital Corporation and certain other lenders party thereto (the 2016 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of the 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied (as defined). The proceeds from the 2016 Revolver are available for general corporate purposes. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied (as defined).

On March 1, 2012, Aviv Financing I acquired seven properties in Iowa and one in Nebraska from two unrelated third parties for a purchase price of $16,400,000. The Partnership financed the purchase through cash and borrowings of $10,360,000 under the Acquisition Credit Line.

On March 1, 2012, Aviv Financing I acquired a property in Nevada from an unrelated third party for a purchase price of $4,800,000. The Partnership financed the purchase through cash and borrowings of $3,339,000 under the Acquisition Credit Line.

On March 2, 2012, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of $2,500,000. The Partnership financed the purchase through cash and borrowings of $1,750,000 under the Acquisition Credit Line.

17. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes issued in February 2011 and April 2011. These Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non- Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$42,354,896	$(2,639,048)	$6,630	$(518,751)	$—	$39,203,727

Net rental properties	—	374,278,067	425,568,706	22,740,966	—	822,587,739

Deferred financing costs, net	7,777,902	—	5,335,606	28,822	—	13,142,330

Other	16,119,370	27,324,577	31,161,998	223,220	—	74,829,165

Investment in and due from related parties, net	541,083,875	(5,807,374)	(316,073,840)	(6,958,782)	(212,243,879)	—

Total assets	$607,336,043	$393,156,222	$145,999,100	$15,515,475	$(212,243,879)	$949,762,961

Liabilities and equity

Mortgage and other notes payable	$302,552,127	$—	$284,159,963	$13,761,488	$—	$600,473,578

Due to related parties	6,726,541	—	—	—	—	6,726,541

Tenant security and escrow deposits	385,000	6,505,204	8,623,432	226,281	—	15,739,917

Accounts payable and accrued expenses	9,476,684	4,774,819	3,181,640	691,024	—	18,124,167

Other liabilities	40,937,725	6,457,934	14,045,133	—	—	61,440,792

Total liabilities	360,078,077	17,737,957	310,010,168	14,678,793	—	702,504,995

Total equity	247,257,966	375,418,265	(164,011,068)	836,682	(212,243,879)	247,257,966

Total liabilities and equity	$607,336,043	$393,156,222	$145,990,100	$15,515,475	$(212,243,879)	$949,762,961

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2010

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Cash and cash equivalents	$12,126,776	$131,590	$777,022	$(6,914)	$—	$13,028,474

Net rental properties	—	286,113,584	323,858,529	17,128,420	—	627,100,533

Deferred financing costs, net	100,000	—	9,834,291	23,345	—	9,957,636

Other	13,380,055	28,003,734	39,892,306	36,481	—	81,312,576

Investment in and due from related parties, net	232,906,755	47,656,869	(90,503,883)	(6,964,810)	(183,094,931)	—

Total assets	$258,513,586	$361,905,777	$283,858,265	$10,216,522	$(183,094,931)	$731,399,219

Liabilities and equity

Mortgage and other notes payable	$—	$—	$431,471,341	$9,104,575	$—	$440,575,916

Due to related parties	6,092,936	—	—	—	—	6,092,936

Tenant security and escrow deposits	—	6,738,399	6,684,306	235,679	—	13,658,384

Accounts payable and accrued expenses	1,431,564	735,161	3,367,345	478,739	—	6,012,809

Other liabilities	5,833,468	4,039,938	10,030,150	—	—	19,903,556

Total liabilities	13,357,968	11,513,498	451,553,142	9,818,993	—	486,243,601

Total equity	245,155,618	350,392,279	(167,694,877)	397,529	(183,094,931)	245,155,618

Total liabilities and equity	$258,513,586	$361,905,777	$283,858,265	$10,216,522	$(183,094,931)	$731,399,219

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues

Rental income	$—	$40,794,037	$50,163,450	$1,368,634	$—	$92,326,121

Tenant recoveries	—	3,538,119	3,429,174	207,558	—	7,174,851

Interest on loans to lessees	2,234,012	1,078,695	1,933,322	—	—	5,246,029

Total revenues	2,234,012	45,410,851	55,637,855	1,576,192	—	104,747,001

Expenses

Rent and other operating expenses	176,215	104,225	610,372	—	—	890,812

General and administrative	6,765,070	2,039,652	8,779,576	4,726	—	17,589,024

Real estate taxes	—	3,537,729	3,536,341	207,558	—	7,281,628

Depreciation	—	10,281,857	10,096,522	468,705	—	20,847,084

Loss on impairment	—	4,701,687	1,390,034	—	—	6,091,721

Total expenses	6,941,285	20,665,150	24,412,845	680,989	—	52,700,269

Operating (loss) income	(4,707,273)	24,745,701	31,113,101	895,203	—	52,046,732

Total other income and expenses	(20,440,511)	221,158	(20,041,698)	(472,557)	—	(40,733,608)

Net (loss) income	(25,147,784)	24,966,859	11,071,403	422,646	—	11,313,124

Equity in income (loss) of subsidiaries	36,460,908	—	—	—	(36,460,908)	—

Net income (loss) allocable to common units	$11,313,124	$24,966,859	$11,071,403	$422,646	$(36,460,908)	$11,313,124

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues

Rental income	$—	$38,033,292	$46,881,545	$325,307	$—	$85,240,144

Tenant recoveries	—	3,062,445	3,298,859	80,482	—	6,441,786

Interest on loans to lessees	1,384,731	1,514,931	2,326,184	—	—	5,225,846

Total revenues	1,384,731	42,610,668	52,506,588	405,789	—	96,907,776

Expenses

Rent and other operating expenses	31,142	57,496	486,008	—	—	574,646

General and administrative	4,395,948	91,972	6,958,099	29,103	—	11,475,122

Real estate taxes	—	3,146,075	3,248,673	80,482	—	6,475,230

Depreciation	—	8,663,670	8,995,191	194,938	—	17,853,799

Loss on impairment	—	96,000	—	—	—	96,000

Total expenses	4,427,090	12,055,213	19,687,971	304,523	—	36,474,797

Operating (loss) income	(3,042,359)	30,555,455	32,818,617	101,266	—	60,432,979

Total other income and expenses	(300,317)	(1,504,835)	(20,566,055)	(79,052)	—	(22,450,259)

Net (loss) income	(3,342,676)	29,050,620	12,252,562	22,214	—	37,982,720

Distributions and accretion on Class E Preferred Units	(17,371,893)	—	—	—	—	(17,371,893)

Net income attributable to noncontrolling interests	(241,622)	—	—	—	—	(241,622)

Equity in income (loss) of subsidiaries	41,325,396	—	—	—	(41,325,396)	—

Net income (loss) allocable to common units	$20,369,205	$29,050,620	$12,252,562	$22,214	$(41,325,396)	$20,369,205

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues

Rental income	$—	$37,687,859	$44,452,047	$635,172	$—	$82,775,078

Tenant recoveries	—	2,803,548	3,174,392	77,763	—	6,055,703

Interest on loans to lessees	355,037	1,000,230	2,137,631	—	—	3,492,898

Total revenues	355,037	41,491,637	49,764,070	712,935	—	92,323,679

Expenses

Rent and other operating expenses	—	39,216	572,969	—	—	612,185

General and administrative	1,977,321	708,431	4,988,277	67,058	—	7,741,087

Offering costs	6,863,948	—	—	—	—	6,863,948

Real estate taxes	—	2,814,096	3,339,917	77,763	—	6,231,776

Depreciation	—	8,066,646	9,320,031	140,979	—	17,527,656

Total expenses	8,841,269	11,628,389	18,221,194	285,800	—	38,976,652

Operating (loss) income	(8,486,232)	29,863,248	31,542,876	427,135	—	53,347,027

Total other income and expenses	(459,317)	(543,641)	(18,611,618)	(51,820)	—	(19,666,396)

Net (loss) income	(8,945,549)	29,319,607	12,931,258	375,315	—	33,680,631

Distributions and accretion on Class E Preferred Units	(14,569,875)	—	—	—	—	(14,569,875)

Net income attributable to noncontrolling interests	(221,154)	—	—	—	—	(221,154)

Equity in income (loss) of subsidiaries	42,626,180	—	—	—	(42,626,180)	—

Net income (loss) allocable to common units	$18,889,602	$29,319,607	$12,931,258	$375,315	$(42,626,180)	$18,889,602

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(293,472,178)	$90,160,280	$253,507,819	$235,096	$—	$50,431,017

Net cash used in investing activities	(2,768,778)	(92,930,918)	(105,966,269)	(5,390,246)	—	(207,056,211)

Financing activities Borrowings of debt	302,750,000	—	97,416,570	4,761,462	—	404,928,032

Repayment of debt	—	—	(244,727,948)	(104,549)	—	(244,832,497)

Payment of financing costs	(8,593,540)	—	(1,000,564)	(13,600)	—	(9,607,704)

Deferred contribution	35,000,000	—	—	—	—	35,000,000

Capital contributions	40,419,757	—	—	—	—	40,419,757

Cost of raising capital	—	—	—	—	—	—

Cash distributions to partners	(43,107,141)	—	—	—	—	(43,107,141)

Net cash provided by (used in) financing activities	326,469,076	—	(148,311,942)	4,643,313	—	182,800,447

Net increase (decrease) in cash and cash equivalents	30,228,120	(2,770,638)	(770,392)	(511,837)	—	26,175,253

Cash and cash equivalents:
Beginning of year	12,126,776	131,590	777,022	(6,914)	—	13,028,474

End of year	$42,354,896	$(2,639,048)	$6,630	$(518,751)	$—	$39,203,727

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(70,625,627)	$47,525,428	$74,653,171	$3,127,284	$—	$54,680,256

Net cash used in investing activities	(2,734,426)	(29,643,803)	(30,524,081)	(12,214,337)	—	(75,116,647)

Financing activities

Borrowings of debt	—	—	433,677,230	9,112,340	—	442,789,570

Repayment of debt	(12,000,000)	(18,950,549)	(451,564,376)	(7,765)	—	(482,522,690)

Payment of financing costs	(100,000)	—	(10,443,495)	(24,436)	—	(10,567,931)

Payment for swap termination	—	—	(3,380,160)	—	—	(3,380,160)

Capital contributions	223,866,121	—	—	—	—	223,866,121
Redemption of Class E Preferred Units and warrants	(92,001,451)	—	—	—	—	(92,001,451)

Redemption of Class F Units	—	—	(23,602,649)	—	—	(23,602,649)

Cash distributions to partners	(34,534,439)	—	(2,124,013)	—	—	(36,658,452)

Net cash provided by (used in) financing activities	85,230,231	(18,950,549)	(57,437,463)	9,080,139	—	17,922,358

Net increase (decrease) in cash and cash equivalents	11,870,178	(1,068,924)	(13,308,373)	(6,914)	—	(2,514,033)

Cash and cash equivalents:

Beginning of year	256,598	1,200,514	14,085,395	—	—	15,542,507

End of year	$12,126,776	$131,590	$777,022	$(6,914)	$—	$13,028,474

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$16,614,404	$7,931,821	$10,246,067	$5,250,000	$—	$40,042,292

Net cash used in investing activities	(7,160,265)	(11,920,991)	(14,161,639)	(5,250,000)	—	(38,492,895)

Financing activities

Borrowings of debt	—	4,705,816	28,320,257	2,625,000	—	35,651,073

Repayment of debt	(1,500,000)	(199,549)	(14,767,207)	(2,625,000)	—	(19,091,756)

Payment of financing costs	—	—	(102,803)	—	—	(102,803)

Proceeds from issuance of warrants	8,399,117	—	—	—	—	8,399,117

Redemption of Class E Preferred Units and warrants	17,898,975	—	—	—	—	17,898,975

Cash distributions to partners	(33,695,587)	—	(4,427,402)	—	—	(38,122,989)

Net cash (used in) provided by financing activities	(8,897,495)	4,506,267	9,022,845	—	—	4,631,617

Net increase in cash and cash equivalents	556,644	517,097	5,107,273	—	—	6,181,014

Cash and cash equivalents:

Beginning of year	(300,046)	683,417	8,978,122	—	—	9,361,493

End of year	$256,598	$1,200,514	$14,085,395	$—	$—	$15,542,507

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Loans Receivable Allowance for doubtful Accounts

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2011	$—	$79,812	$—	$79,812
Year ended December 31, 2010	223,803	(40,459)	(183,344)	—
Year ended December 31, 2009	113,932	335,868	(225,997)	223,803

Allowance for uncolectible loan receivable
Year ended December 31, 2011	$750,000	$1,512,305	$(86,156)	$2,176,149
Year ended December 31, 2010	28,828	721,172	—	750,000
Year ended December 31, 2009	—	28,828	—	28,828

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

SCHEDULE III

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
SunBridge Care/Rehab-Broadway	(a	)	(2)	Methuen	MA	$31,469	$495,552	$—	$(130,000)	$31,469	$365,552	$(164,498)	1910	1993	40 years
SunBridge—Colonial Heights	(a	)	(2)	Lawrence	MA	63,160	958,681	—	(225,000)	63,160	733,681	(330,157)	1963	1993	40 years
SunBridge—Fall River	(c	)		Fall River	MA	90,707	1,308,677	—	(1,399,384)	—	—	—	—	1993	40 years
SunBridge Care Center- Glenwood	(a	)	(2)	Lowell	MA	82,483	1,210,652	—	(252,500)	82,483	958,152	(431,164)	1964	1993	40 years
SunBridge—Hammond House	(a	)	(2)	Worchester	MA	42,062	663,598	488,598	(663,598)	42,062	488,598	(219,869)	1965	1993	40 years
SunBridge for North Reading	(a	)	(2)	North Reading	MA	113,195	1,567,397	—	(252,500)	113,195	1,314,897	(591,703)	1966	1993	40 years
Robbin House Nursing and Rehab	(c	)		Quincy	MA	66,000	1,051,668	—	(1,117,668)	—	—	—	—	1993	40 years
SunBridge Care Center—Rosewood	(a	)	(2)	Fall River	MA	31,893	512,984	—	(142,501)	31,893	370,483	(166,717)	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a	)	(2)	Oxford	MA	64,435	940,982	497,782	(192,500)	64,435	1,246,264	(384,714)	1966	1993	40 years
SunBridge—Spring Valley	(a	)	(2)	Worchester	MA	71,084	1,030,725	—	(205,000)	71,084	825,725	(371,576)	1960	1993	40 years
SunBridge Care/Rehab-Town Manor	(c	)		Lawrence	MA	89,790	1,305,518	—	(1,395,308)	—	—	—	—	1993	40 years
SunBridge Care/Rehab-Woodmill	(a	)	(2)	Lawrence	MA	61,210	946,028	—	(235,000)	61,210	711,028	(319,963)	1965	1993	40 years
SunBridge Care/Rehab-Worcester	(c	)		Worchester	MA	92,512	1,374,636	—	(1,467,148)	—	—	—	—	1993	40 years
Countryside Community	(a	)	(2)	South Haven	MI	221,000	4,239,161	12,959	—	221,000	4,252,120	(829,923)	1975	2005	40 years
Pepin Manor	(a	)	(2)	Pepin	WI	318,000	1,569,959	182,045	—	318,000	1,752,004	(309,980)	1978	2005	40 years
Highland Health Care Center	(a	)	(2)	Highland	IL	189,921	1,723,523	—	—	189,921	1,723,523	(362,626)	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a	)	(2)	Omaha	NE	211,000	6,694,584	—	(1,510)	209,490	6,694,584	(1,477,526)	1971	2005	40 years
Casa Real	(a	)	(2)	Santa Fe	NM	1,029,800	2,692,295	630,608	—	1,029,800	3,322,903	(688,502)	1985	2005	40 years
Clayton Nursing and Rehab	(a	)	(2)	Clayton	NM	41,000	790,476	—	—	41,000	790,476	(227,029)	1960	2005	40 years
Country Cottage Care/Rehab Center	(a	)	(2)	Hobbs	NM	9,000	671,536	—	—	9,000	671,536	(225,301)	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a	)	(2)	Bloomfield	NM	343,800	4,736,296	—	—	343,800	4,736,296	(954,321)	1985	2005	40 years
Espanola Valley Center	(a	)	(2)	Espanola	NM	216,000	4,143,364	—	—	216,000	4,143,364	(919,478)	1984	2005	40 years
Sunshine Haven Lordsburg	(a	)	(2)	Lordsburg	NM	57,041	1,881,927	—	—	57,041	1,881,927	(350,477)	1972	2005	40 years
Silver City Care Center	(a	)	(2)	Silver City	NM	305,000	5,843,505	—	—	305,000	5,843,505	(1,143,540)	1984	2005	40 years
Raton Nursing and Rehab Center	(a	)	(2)	Raton	NM	128,000	1,509,456	—	—	128,000	1,509,456	(417,333)	1985	2005	40 years
Red Rocks Care Center	(a	)	(2)	Gallup	NM	329,000	3,952,779	—	—	329,000	3,952,779	(841,101)	1978	2005	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Heritage Villa Nursing/Rehab	(a	)	(2)	Dayton	TX	18,000	435,568	9,400	—	18,000	444,968	(107,714)	1964	2005	40 years
Wellington Oaks Nursing/Rehab	(a	)	(2)	Ft. Worth	TX	137,000	1,147,400	(9,400)	—	137,000	1,138,000	(287,720)	1963	2005	40 years
Seven Oaks Nursing and Rehab	(a	)	(2)	Bonham	TX	63,000	2,583,389	—	—	63,000	2,583,389	(541,131)	1970	2005	40 years
Birchwood Nursing and Rehab	(a	)	(2)	Cooper	TX	96,000	2,726,580	8,304	—	96,000	2,734,884	(559,753)	1966	2005	40 years
Smith Nursing and Rehab	(a	)	(2)	Wolfe City	TX	49,000	1,010,304	(8,304)	—	49,000	1,002,000	(225,281)	1946	2005	40 years
Blanco Villa Nursing and Rehab	(a	)	(3)	San Antonio	TX	341,847	1,931,216	951,592	—	341,847	2,882,808	(549,348)	1969	2005	40 years
Forest Hill Nursing Center	(a	)		Ft. Worth	TX	87,904	1,764,129	—	(1,852,033)	—	—	—	—	2005	40 years
Garland Nursing and Rehab	(a	)	(3)	Garland	TX	56,509	1,058,409	1,401,030	—	56,509	2,459,439	(290,688)	1964	2005	40 years
Hillcrest Nursing and Rehab	(a	)	(3)	Wylie	TX	209,992	2,683,768	5,438	—	209,992	2,689,206	(559,464)	1975	2005	40 years
Mansfield Nursing and Rehab	(a	)	(3)	Mansfield	TX	486,958	2,142,550	(17,723)	—	486,958	2,124,827	(474,635)	1964	2005	40 years
Westridge Nursing and Rehab	(a	)	(3)	Lancaster	TX	625,790	1,847,633	(15,270)	—	625,790	1,832,363	(481,431)	1973	2005	40 years
Clifton Nursing and Rehab	(a	)	(4)	Clifton	TX	125,000	2,974,643	—	—	125,000	2,974,643	(666,780)	1995	2005	40 years
Brownwood Nursing and Rehab	(a	)	(2)	Brownwood	TX	140,000	3,463,711	844,609	—	140,000	4,308,320	(708,624)	1968	2005	40 years
Irving Nursing and Rehab	(a	)	(2)	Irving	TX	137,000	1,248,284	(10,284)	—	137,000	1,238,000	(290,419)	1972	2005	40 years
Stanton Nursing and Rehab	(a	)	(3)	Stanton	TX	261,000	1,017,599	11,707	—	261,000	1,029,306	(231,828)	1972	2005	40 years
Valley Mills Nursing and Rehab	(a	)	(3)	Valley Mills	TX	34,000	1,091,210	(8,977)	—	34,000	1,082,233	(235,395)	1971	2005	40 years
Hometown Care Center	(a	)		Moody	TX	13,000	328,263	—	(341,263)	—	—	—	—	2005	40 years
Shuksan Healthcare Center	(a	)	(3)	Bellingham	WA	61,000	491,085	1,983,432	—	61,000	2,474,517	(265,694)	1965	2005	40 years
Orange Villa Nursing and Rehab	(a	)	(4)	Orange	TX	97,500	1,948,490	17,468	—	97,500	1,965,958	(423,569)	1973	2005	40 years
Pinehurst Nursing and Rehab	(a	)	(4)	Orange	TX	98,500	2,072,051	22,567	—	98,500	2,094,618	(466,572)	1955	2005	40 years
Wheeler Nursing and Rehab	(a	)	(2)	Wheeler	TX	17,000	1,369,290	—	—	17,000	1,369,290	(313,914)	1982	2005	40 years
North Pointe Nursing and Rehab	(a	)	(4)	Watauga	TX	1,061,000	3,845,890	—	—	1,061,000	3,845,890	(767,548)	1999	2005	40 years
ABC Health Center	(a	)	(2)	Harrisonville	MO	143,500	1,922,391	122,010	—	143,500	2,044,401	(391,399)	1970	2005	40 years
Camden Health Center	(a	)	(2)	Harrisonville	MO	189,000	2,531,961	68,462	—	189,000	2,600,423	(482,866)	1977	2005	40 years
Cedar Valley Health Center	(a	)	(2)	Rayton	MO	252,000	3,375,981	58,200	—	252,000	3,434,181	(710,737)	1978	2005	40 years
Monett Healthcare Center	(a	)	(2)	Monett	MO	259,000	3,469,761	(26,381)	—	259,000	3,443,380	(693,357)	1976	2005	40 years
White Ridge Health Center	(a	)	(2)	Lee’s Summit	MO	292,250	3,914,964	32,514	—	292,250	3,947,478	(768,828)	1986	2005	40 years
The Orchards Rehab/Care Center	(a	)	(3)	Lewiston	ID	201,000	4,319,316	35,324	—	201,000	4,354,640	(1,002,064)	1958	2005	40 years
SunBridge for Payette	(a	)	(3)	Payette	ID	179,000	3,165,530	(26,331)	—	179,000	3,139,199	(557,003)	1964	2005	40 years
Magic Valley Manor-Assisted Living	(b	)	(3)	Wendell	ID	177,000	405,331	1,005,334	—	177,000	1,410,665	(152,005)	1911	2005	40 years
McCall Rehab and Living Center	(a	)	(3)	McCall	ID	213,000	675,976	(5,624)	—	213,000	670,352	(146,885)	1965	2005	40 years
Menlo Park Health Care	(a	)	(3)	Portland	OR	112,000	2,205,297	—	—	112,000	2,205,297	(564,499)	1959	2005	40 years
Burton Care Center	(a	)	(4)	Burlington	WA	115,000	1,169,629	—	—	115,000	1,169,629	(234,027)	1930	2005	40 years
Columbia View Care Center	(a	)	(2)	Cathlamet	WA	49,200	504,900	—	—	49,200	504,900	(119,562)	1965	2005	40 years
Pinehurst Park Terrace	(a	)		Seattle	WA	—	360,236	—	(360,236)	—	—	—	—	2005	40 years
Grandview Healthcare Center	(a	)	(3)	Grandview	WA	19,300	1,155,216	14,917	—	19,300	1,170,133	(329,071)	1964	2005	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Hillcrest Manor	(a	)	(3)	Sunnyside	WA	102,000	1,638,826	5,269,826	—	102,000	6,908,652	(415,870)	1970	2005	40 years
Evergreen Foothills Center	(a	)	(3)	Phoenix	AZ	500,000	4,537,644	—	—	500,000	4,537,644	(1,166,270)	1997	2005	40 years
Evergreen Hot Springs Center	(a	)	(4)	Hot Springs	MT	103,500	1,942,861	19,412	—	103,500	1,962,273	(388,214)	1963	2005	40 years
Evergreen Polson Center	(a	)	(4)	Polson	MT	121,000	2,357,612	(19,412)	—	121,000	2,338,200	(496,834)	1971	2005	40 years
Evergreen Sun City Center	(a	)	(3)	Sun City	AZ	476,231	5,697,720	60,161	—	476,231	5,757,881	(1,206,101)	1985	2005	40 years
Sunset Gardens at Mesa	(b	)	(3)	Mesa	AZ	123,000	1,640,673	(13,547)	—	123,000	1,627,126	(326,721)	1974	2005	40 years
Evergreen Mesa Christian Center	(a	)	(3)	Mesa	AZ	466,000	6,231,061	(46,614)	(615,000)	466,000	5,569,447	(1,329,657)	1973	2005	40 years
Evergreen The Dalles Center	(a	)	(2)	The Dalles	OR	200,000	3,831,789	91,952	—	200,000	3,923,741	(731,577)	1964	2005	40 years
Evergreen Vista Health Center	(a	)	(2)	LaGrande	OR	281,000	4,783,790	248,354	—	281,000	5,032,144	(891,795)	1961	2005	40 years
Whitman Health and Rehab Center	(a	)	(2)	Colfax	WA	231,000	6,271,162	38,289	—	231,000	6,309,451	(1,119,667)	1985	2005	40 years
Fountain Retirement Hotel	(b	)	(3)	Youngtown	AZ	101,300	1,939,835	163,302	—	101,300	2,103,137	(435,071)	1971	2005	40 years
Gilmer Care Center	(a	)	(3)	Gilmer	TX	257,000	2,992,894	362,306	—	257,000	3,355,200	(625,255)	1967	2005	40 years
Columbus Nursing and Rehab Center	(a	)	(2)	Columbus	WI	352,000	3,476,920	209,328	—	352,000	3,686,248	(655,099)	1950	2005	40 years
San Juan Rehab and Care Center	(a	)	(3)	Anacortes	WA	625,000	1,184,855	2,041,630	—	625,000	3,226,485	(574,072)	1965	2005	40 years
Infinia at Faribault	(a	)	(3)	Faribault	MN	70,000	1,484,598	102,124	—	70,000	1,586,722	(355,658)	1958	2005	40 years
Infinia at Owatonna	(a	)	(3)	Owatonna	MN	125,000	2,321,296	(19,308)	—	125,000	2,301,988	(474,594)	1963	2005	40 years
Infinia at Willmar	(a	)	(3)	Wilmar	MN	70,000	1,341,155	19,645	—	70,000	1,360,800	(284,125)	1998	2005	40 years
Infinia at Florence Heights	(a	)	(2)	Omaha	NE	413,000	3,516,247	4,353	—	413,000	3,520,600	(827,102)	1999	2005	40 years
Infinia at Ogden	(a	)	(3)	Ogden	UT	233,800	4,478,450	600,246	—	233,800	5,078,696	(874,854)	1977	2005	40 years
Prescott Manor Nursing Center	(a	)	(3)	Prescott	AR	43,500	1,461,860	209,056	—	43,500	1,670,916	(405,386)	1965	2005	40 years
Star City Nursing Center	(a	)	(3)	Star City	AR	28,000	1,068,891	80,125	—	28,000	1,149,016	(226,920)	1969	2005	40 years
Westview Manor of Peabody	(a	)	(2)	Peabody	KS	22,000	502,177	—	—	22,000	502,177	(103,727)	1963	2005	40 years
Orchard Grove Extended Care Center	(a	)	(2)	Benton Harbor	MI	166,000	3,185,496	361,939	—	166,000	3,547,435	(673,395)	1971	2005	40 years
Marysville Care Center	(a	)		Marysville	CA	281,000	1,319,608	—	(1,600,608)	—	—	—	—	2005	40 years
Yuba City Care Center	(a	)		Yuba City	CA	177,385	2,129,584	—	(2,306,969)	—	—	—	—	2005	40 years
Lexington Care Center	(a	)	(3)	Lexington	MO	151,000	2,943,170	325,142	—	151,000	3,268,312	(660,259)	1970	2005	40 years
Twin Falls Care Center	(a	)	(2)	Twin Falls	ID	448,000	5,144,793	—	—	448,000	5,144,793	(1,012,401)	1961	2005	40 years
Gordon Lane Care Center	(a	)	(2)	Fullerton	CA	2,982,000	3,648,346	—	—	2,982,000	3,648,346	(705,956)	1966	2005	40 years
Sierra View Care Center	(a	)	(4)	Baldwin Park	CA	868,400	1,748,141	6,377	—	868,400	1,754,518	(388,845)	1938	2005	40 years
Villa Maria Care Center	(a	)		Long Beach	CA	139,600	766,778	—	(906,378)	—	—	—	—	2005	40 years
High Street Care Center	(a	)	(3)	Oakland	CA	246,000	684,695	11,776	—	246,000	696,471	(141,024)	1961	2005	40 years
MacArthur Care Center	(a	)	(3)	Oakland	CA	246,000	1,415,776	(11,776)	—	246,000	1,404,000	(384,497)	1960	2005	40 years
Pomona Vista Alzheimer’s Center	(a	)	(4)	Pomona	CA	403,000	954,853	—	—	403,000	954,853	(215,325)	1959	2005	40 years
Rose Convalescent Hospital	(a	)	(4)	Baldwin Park	CA	1,308,000	486,043	—	—	1,308,000	486,043	(127,236)	1963	2005	40 years
Country Oaks Nursing Center	(a	)	(3)	Pomona	CA	1,393,000	2,426,180	—	—	1,393,000	2,426,180	(483,625)	1964	2005	40 years
Evergreen Nursing/Rehab Center	(a	)	(3)	Effingham	IL	317,388	3,461,794	—	—	317,388	3,461,794	(702,211)	1974	2005	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Deseret at Hutchinson	(a	)	(2)	Hutchinson	KS	180,000	2,546,991	—	—	180,000	2,546,991	(532,129)	1963	2005	40 years
Northridge Healthcare/Rehab	(a	)	(3)	Little Rock	AR	465,000	3,011,597	55,321	—	465,000	3,066,918	(893,375)	1969	2005	40 years
Doctors Nursing and Rehab Center	(a	)	(3)	Salem	IL	125,000	4,663,792	900,000	—	125,000	5,563,792	(971,791)	1972	2005	40 years
Woodland Hills Health/Rehab	(a	)	(3)	Little Rock	AR	270,000	4,006,007	—	—	270,000	4,006,007	(688,890)	1979	2005	40 years
North Richland Hills	(a	)		North Richland Hills	TX	980,458	—	5,067,466	(6,047,924)	—	—	—	—	2005	40 years
Chenal Heights	(a	)	(2)	Little Rock	AR	1,411,446	—	7,330,169	—	1,411,446	7,330,169	(1,063,673)	2008	2006	40 years
Willis Nursing and Rehab	(a	)	(2)	Willis	TX	212,000	2,407,367	—	—	212,000	2,407,367	(387,518)	1975	2006	40 years
Blanchette Place Care Center	(a	)	(3)	St. Charles	MO	1,300,000	10,777,312	3,586	—	1,300,000	10,780,898	(1,559,506)	1994	2006	40 years
Cathedral Gardens Care Center	(a	)	(3)	St. Louis	MO	1,600,000	9,524,876	51,229	—	1,600,000	9,576,105	(1,424,929)	1979	2006	40 years
Heritage Park Skilled Care	(a	)	(3)	Rolla	MO	1,200,000	7,840,918	59,901	—	1,200,000	7,900,819	(1,114,401)	1993	2006	40 years
Oak Forest Skilled Care	(a	)	(3)	Ballwin	MO	550,000	3,995,129	42,870	—	550,000	4,037,999	(601,075)	2004	2006	40 years
Richland Care and Rehab	(a	)	(3)	Olney	IL	350,000	2,484,264	—	—	350,000	2,484,264	(416,970)	2004	2006	40 years
Bonham Nursing and Rehab	(a	)	(3)	Bonham	TX	76,000	1,129,849	—	—	76,000	1,129,849	(171,900)	1969	2006	40 years
Columbus Nursing and Rehab	(a	)	(2)	Columbus	TX	150,000	1,808,552	—	—	150,000	1,808,552	(292,895)	1974	2006	40 years
Denison Nursing and Rehab	(a	)	(2)	Denison	TX	178,000	1,945,000	—	—	178,000	1,945,000	(297,461)	1958	2006	40 years
Falfurrias Nursing and Rehab	(a	)	(2)	Falfurias	TX	92,000	1,065,000	—	—	92,000	1,065,000	(177,455)	1974	2006	40 years
Houston Nursing and Rehab	(a	)	(2)	Houston	TX	228,000	2,451,893	—	—	228,000	2,451,893	(374,068)	1976	2006	40 years
Kleburg County Nursing/Rehab	(a	)	(4)	Kingsville	TX	315,000	3,688,676	—	—	315,000	3,688,676	(562,364)	1947	2006	40 years
Terry Haven Nursing and Rehab	(a	)	(2)	Mount Vernon	TX	180,000	1,970,861	—	—	180,000	1,970,861	(327,443)	2004	2006	40 years
Deseret at Mansfield	(b	)	(3)	Mansfield	OH	146,000	2,689,968	15,748	—	146,000	2,705,716	(377,139)	1980	2006	40 years
Clarkston Care Center	(a	)	(3)	Clarkston	WA	161,633	7,038,367	4,537,514	—	161,633	11,575,881	(1,244,562)	1970	2006	40 years
Highland Terrace Nursing Center	(a	)	(3)	Camas	WA	592,776	3,921,159	5,234,581	—	592,776	9,155,740	(866,012)	1970	2006	40 years
Richland Rehabilitation Center	(a	)	(4)	Richland	WA	693,000	9,307,000	145,819	—	693,000	9,452,819	(1,302,072)	2004	2006	40 years
Evergreen Milton-Freewater Center	(a	)	(2)	Milton Freewater	OR	700,000	5,403,570	—	—	700,000	5,403,570	(814,211)	1965	2006	40 years
Douglas Rehab and Care Center	(a	)	(3)	Matoon	IL	250,000	2,390,779	260,000	(13,246)	250,000	2,637,533	(360,740)	1963	2006	40 years
Hillside Living Center	(a	)	(3)	Yorkville	IL	560,000	3,073,603	—	(3,168)	560,000	3,070,435	(497,520)	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a	)	(3)	Zion	IL	147,000	5,235,290	139,889	(3,855,328)	30,355	1,636,496	(666,850)	1970	2006	40 years
Ashford Hall	(a	)	(3)	Irving	TX	1,746,000	11,418,567	113,706	(142,702)	1,746,000	11,389,571	(1,648,057)	1964	2006	40 years
Belmont Nursing and Rehab Center	(a	)	(3)	Madison	WI	480,000	1,861,061	6,207	—	480,000	1,867,268	(329,630)	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a	)	(3)	Cincinnati	OH	125,000	6,278,450	447,530	—	125,000	6,725,980	(1,119,598)	1969	2006	40 years
West Chester Nursing/Rehab Center	(a	)	(3)	West Chester	OH	100,000	5,663,460	368,689	—	100,000	6,032,149	(1,000,968)	1965	2006	40 years
Wilmington Nursing/Rehab Center	(a	)	(3)	Willmington	OH	125,000	6,078,450	472,388	—	125,000	6,550,838	(1,083,737)	1951	2006	40 years
Extended Care Hospital of Riverside	(a	)	(2)	Riverside	CA	1,091,000	5,646,826	—	(26,375)	1,091,000	5,620,451	(1,227,831)	1967	2006	40 years
Heritage Manor	(a	)	(2)	Monterey Park	CA	1,585,508	9,274,154	—	(23,200)	1,585,508	9,250,954	(1,790,583)	1965	2006	40 years
French Park Care Center	(a	)	(2)	Santa Ana	CA	1,076,447	5,983,614	596,442	—	1,076,447	6,580,056	(942,477)	1967	2006	40 years
North Valley Nursing Center	(a	)	(2)	Tujunga	CA	613,800	5,031,473	—	(25,382)	613,800	5,006,091	(865,367)	1967	2006	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Villa Rancho Bernardo Care Center	(a	)	(2)	San Diego	CA	1,425,347	9,652,911	65,349	(57,067)	1,425,347	9,661,193	(1,444,220)	1994	2006	40 years
Austin Nursing Center	(a	)	(3)	Austin	TX	1,501,040	4,504,643	185,833	—	1,501,040	4,690,476	(590,439)	2007	2007	40 years
Dove Hill Care Center and Villas	(a	)	(3)	Hamilton	TX	58,397	5,781,296	—	—	58,397	5,781,296	(706,056)	1998	2007	40 years
Brighten at Medford	(a	)	(3)	Medford	MA	2,365,610	6,612,915	291,912	(858,916)	2,122,533	6,288,988	(926,808)	1978	2007	40 years
Brighten at Ambler	(a	)	(3)	Ambler	PA	370,010	5,111,673	(681,580)	—	370,010	4,430,093	(562,528)	1963	2007	40 years
Brighten at Broomall	(a	)	(3)	Broomall	PA	607,870	3,930,013	590,503	—	607,870	4,520,516	(631,641)	1955	2007	40 years
Brighten at Bryn Mawr	(a	)	(3)	Bryn Mawr	PA	708,300	6,352,474	1,187,886	—	708,300	7,540,360	(918,492)	1972	2007	40 years
Brighten at Julia Ribaudo	(a	)	(3)	Lake Ariel	PA	369,050	7,559,765	730,412	—	369,050	8,290,177	(1,094,149)	1980	2007	40 years
Good Samaritan Nursing Home	(a	)	(2)	Avon	OH	393,813	8,856,210	108,495	—	393,813	8,964,705	(1,298,381)	1964	2007	40 years
Belleville Illinois	(a	)	(3)	Belleville	IL	670,481	3,431,286	—	—	670,481	3,431,286	(419,366)	1978	2007	40 years
Homestead Various Leases (f)	(a	)	(3)		TX	345,197	4,352,982	5,504	—	345,197	4,358,486	(550,921)	—	2007	40 years
Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	772,501	2,413,388	761,524	—	772,501	3,174,912	(324,347)	1961	2008	40 years
Evergreen Arvin Healthcare	(a	)	(2)	Arvin	CA	900,000	4,764,928	758,102	—	1,020,441	5,402,589	(525,044)	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a	)	(2)	Bakersfield	CA	1,000,000	12,154,112	1,760,333	—	1,133,824	13,780,621	(1,207,162)	1987	2008	40 years
Evergreen Lakeport Healthcare	(a	)	(2)	Lakeport	CA	1,100,000	5,237,033	848,045	—	1,247,206	5,937,872	(590,241)	1987	2008	40 years
New Hope Care Center	(a	)	(2)	Tracy	CA	1,900,000	10,293,920	1,631,836	—	2,154,265	11,671,491	(1,041,255)	1987	2008	40 years
Olive Ridge Care Center	(a	)	(2)	Oroville	CA	800,000	8,609,470	1,933,101	—	907,059	10,435,512	(931,776)	1987	2008	40 years
Twin Oaks Health & Rehab	(a	)	(2)	Chico	CA	1,300,000	8,397,558	1,297,764	—	1,473,971	9,521,351	(928,551)	1988	2008	40 years
Evergreen Health & Rehab	(a	)	(2)	LaGrande	OR	1,400,000	808,374	295,533	—	1,587,353	916,554	(113,142)	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a	)	(2)	Bremerton	WA	650,000	1,366,315	269,830	(1,390,033)	258,285	637,827	(146,113)	1969	2008	40 years
Four Fountains	(a	)	(3)	Belleville	IL	989,489	5,007,411	—	—	989,489	5,007,411	(442,198)	1972	2008	40 years
Brookside Health & Rehab	(a	)	(3)	Little Rock	AR	750,690	4,421,289	1,613,473	—	750,690	6,034,762	(538,746)	1969	2008	40 years
Skilcare Nursing Center	(a	)	(3)	Jonesboro	AR	417,050	7,007,007	—	—	417,050	7,007,007	(678,534)	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a	)	(3)	Benton	AR	250,231	3,170,134	—	—	250,231	3,170,134	(330,209)	1968	2008	40 years
Trumann Health & Rehab	(a	)	(3)	Trumann	AR	166,821	3,587,185	—	—	166,821	3,587,185	(343,416)	1971	2008	40 years
Deseret at McPherson	(a	)	(2)	McPherson	KS	92,001	1,874,921	—	—	92,001	1,874,921	(168,969)	1970	2008	40 years
Mission Nursing Center	(a	)	(4)	Riverside	CA	230,000	1,209,976	—	—	230,000	1,209,976	(112,123)	1957	2008	40 years
New Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	—	10,213,112	—	—	—	10,213,112	(823,174)	2009	2009	40 years
Evergreen Health & Rehab of Petaluma	(a	)	(2)	Petaluma	CA	748,668	2,459,910	—	—	748,668	2,459,910	(264,529)	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a	)	(2)	Carson City	NV	3,454,723	5,942,468	—	—	3,454,723	5,942,468	(459,236)	1977	2009	40 years
Little Rock Health and Rehab	(a	)	(1)	Little Rock	AR	471,169	4,778,831	6,795,588	—	471,169	11,574,419	(421,853)	1971	2009	40 years
Hidden Acres Health Care	(a	)	(3)	Mount Pleasant	TN	67,413	3,312,587	—	—	67,413	3,312,587	(139,369)	1979	2010	40 years
Community Care and Rehab	(a	)	(1)	Riverside	CA	1,648,067	9,851,933	—	—	1,648,067	9,851,933	(382,768)	1965	2010	40 years
Heritage Gardens of Portageville	(a	)	(3)	Portageville	MO	223,658	3,088,802	—	—	223,658	3,088,802	(108,656)	1995	2010	40 years
Heritage Gardens of Greenville	(a	)	(3)	Greenville	MO	118,925	2,218,775	—	—	118,925	2,218,775	(79,850)	1990	2010	40 years
Heritage Gardens of Senath	(a	)	(3)	Senath	MO	108,843	2,773,194	263,143	—	108,843	3,036,337	(107,963)	1980	2010	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Heritage Gardens of Senath South	(a	)	(3)	Senath	MO	72,805	1,854,998	—	—	72,805	1,854,998	(67,959)	1980	2010	40 years
The Carrington	(a	)	(2)	Lynchburg	VA	705,888	4,294,112	—	—	705,888	4,294,112	(138,011)	1994	2010	40 years
Arma Care Center	(a	)	(2)	Arma	KS	57,452	2,897,772	—	—	57,452	2,897,772	(85,877)	1970	2010	40 years
Yates Center Nursing and Rehab	(a	)	(2)	Yates	KS	54,340	2,990,435	—	—	54,340	2,990,435	(88,193)	1967	2011	40 years
Great Bend Health & Rehab Center	(a	)	(2)	Great Bend	KS	111,482	4,588,518	288,312	—	111,482	4,876,830	(172,122)	1965	2010	40 years
Maplewood at Norwalk	(b	)	(3)	Norwalk	CT	1,589,950	1,010,050	4,611,873	—	1,589,950	5,621,923	(25,251)	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a	)	(3)	Carrizo Springs	TX	45,317	1,954,683	—	—	45,317	1,954,683	(63,153)	1965	2010	40 years
Maplewood at Orange	(b	)	(2)	Orange	CT	1,133,533	11,155,287	2,131,478	—	1,133,533	13,286,765	(351,534)	1999	2010	40 years
Wellington Leasehold	(a	)	(3)	Wellington	KS	—	—	1,403,108	—	—	1,403,108	(19,769)	1957	2010	21 years
St. James Nursing & Rehab	(a	)	(3)	Carrabelle	FL	1,144,155	8,855,845	—	—	1,144,155	8,855,845	(214,960)	2009	2011	40 years
University Manor	(a	)	(3)	Cleveland	OH	886,425	8,694,575	—	—	886,425	8,694,575	(183,827)	1982	2011	40 years
Grand Rapids Care Center	(a	)	(3)	Grand Rapids	OH	288,249	1,516,629	—	—	288,249	1,516,629	(28,633)	1993	2011	40 years
Bellevue Care Center	(a	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(64,119)	1988	2011	40 years
Orchard Grove Assisted Living	(b	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(64,120)	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a	)	(3)	Conroe	TX	576,518	2,090,586	115,000	—	576,518	2,205,586	(51,016)	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a	)	(3)	Fredericksburg	TX	326,731	3,046,370	—	—	326,731	3,046,370	(58,617)	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a	)	(3)	Jasper	TX	113,083	2,554,020	—	—	113,083	2,554,020	(46,490)	1972	2011	40 years
Legacy Park Community Living Center	(a	)	(3)	Peabody	KS	33,420	1,266,580	—	—	33,420	1,266,580	(25,752)	1963	2011	40 years
Lakewood Senior Living of Pratt	(a	)	(3)	Pratt	KS	18,503	502,901	—	—	18,503	502,901	(12,496)	1964	2011	40 years
Lakewood Senior Living of Seville	(a	)	(3)	Wichita	KS	93,731	896,938	—	—	93,731	896,938	(19,176)	1977	2011	40 years
Lakewood Senior Living of Haviland	(a	)	(3)	Haviland	KS	112,480	648,771	—	—	112,480	648,771	(15,506)	1971	2011	40 years
Oak Manor Nursing and Rehabilitation	(a	)	(3)	Commerce	TX	224,899	1,867,793	78,806	—	224,899	1,946,599	(41,184)	1963	2011	40 years
Loma Linda Healthcare	(a	)	(3)	Moberly	MO	913,017	4,556,983	—	—	913,017	4,556,983	(89,139)	1987	2011	40 years
Maplewood at Newtown	(b	)	(3)	Newtown	CT	4,941,584	7,058,416	3,332,745	—	6,314,004	9,018,742	(175,867)	2000	2011	40 years
Chatham Acres Nursing Home	(a	)	(3)	Chatham	PA	203,431	1,996,569	—	—	203,431	1,996,569	(47,735)	1873	2011	40 years
Transitions Healthcare Gettysburg	(a	)	(3)	Gettysburg	PA	241,994	5,858,005	67,696	—	241,994	5,925,701	(70,586)	1950	2011	40 years
Maplewood at Darien	(b	)	(3)	Darien	CT	2,430,458	3,069,542	1,132,247	—	2,430,458	4,201,789	(26,305)	2012	2011	40 years
Crawford Manor	(a	)	(2)	Cleveland	OH	119,877	3,080,123	—	—	119,877	3,080,123	(27,412)	1994	2011	40 years
Aviv Asset Management	(d	)	(3)	Chicago	IL	—	—	411,969	—	—	411,969	(156,747)	—
Skagit Aviv	(e	)	(3)	Mt. Vernon	WA	—	—	422,205	—	—	422,205	—	—
Chatham Acres	(e	)	(3)	Chatham	PA	—	—	274,318	—	—	274,318	—	—
Amberwood Manor Nursing Home Rehabilitation	(a	)	(5)	New Philadelphia	PA	450,642	3,264,346	—	—	450,642	3,264,346	(14,435)	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a	)	(5)	Coroapolis	PA	1,546,079	10,018,012	—	—	1,546,079	10,018,012	(44,480)	1983	2011	40 years
Dunmore Healthcare Group	(a	)	(5)	Dunmore	PA	398,110	6,812,777	—	—	398,110	6,812,777	(30,530)	2002	2011	40 years
Eagle Creek Healthcare Group	(a	)	(5)	West Union	OH	1,055,733	5,774,130	—	—	1,055,733	5,774,130	(25,726)	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a	)	(5)	New Castle	PA	393,475	8,246,253	—	—	393,475	8,246,253	(37,098)	1982	2011	40 years

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2011 (g)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements	Impairment /Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Indian Hills Health & Rehabilitation Center	(a	)	(5)	Euclid	OH	852,677	8,425,268	—	—	852,677	8,425,268	(37,367)	1989	2011	40 years
Milcrest Nursing Center	(a	)	(5)	Marysville	OH	735,942	2,169,369	—	—	735,942	2,169,369	(9,872)	1968	2011	40 years
Scranton Healthcare Center	(a	)	(5)	Scranton	PA	1,120,202	5,536,985	—	—	1,120,202	5,536,985	(24,174)	2002	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a	)	(5)	Colby	KS	569,437	2,798,928	—	—	569,437	2,798,928	(12,144)	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a	)	(5)	Kensington	KS	279,893	1,418,766	—	—	279,893	1,418,766	(6,514)	1959	2011	40 years
Deseret Nursing & Rehabilitation at Onaga	(a	)	(5)	Onaga	KS	86,863	2,866,488	—	—	86,863	2,866,488	(12,426)	1959	2011	40 years
Deseret Nursing & Rehabilitation at Oswego	(a	)	(5)	Oswego	KS	183,378	839,678	—	—	183,378	839,678	(3,981)	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a	)	(5)	Smith Center	KS	106,166	1,650,402	—	—	106,166	1,650,402	(7,359)	1964	2011	40 years
Burford Manor	(a	)	(5)	Davis	OK	80,000	3,220,000	—	—	80,000	3,220,000	(14,292)	1969	2011	40 years
Care Meridian Cowan Heights	(h	)	(5)	Santa Ana	CA	219,887	1,129,422	—	—	219,887	1,129,422	—	1989	2011	40 years
Care Meridian Escondido	(h	)	(5)	Escondido	CA	169,913	1,139,416	—	—	169,913	1,139,416	—	1990	2011	40 years
Care Meridian Fresno-Marks	(h	)	(5)	Fresno	CA	269,862	1,709,125	—	—	269,862	1,709,125	—	1990	2011	40 years
Care Meridian La Habra Heights	(h	)	(5)	La Habra	CA	199,898	1,339,314	—	—	199,898	1,339,314	—	1990	2011	40 years
Care Meridian Sacramento	(h	)	(5)	Elk Grove	CA	219,887	1,649,155	—	—	219,887	1,649,155	—	1992	2011	40 years
Care Meridian Oxnard	(h	)	(5)	Oxnard	CA	99,949	1,219,375	—	—	99,949	1,219,375	—	1994	2011	40 years
Care Meridian Santiago Canyon	(h	)	(5)	Silverado	CA	549,718	1,039,468	—	—	549,718	1,039,468	—	1999	2011	40 years
Care Meridian Marin	(h	)	(5)	Fairfax	CA	319,836	2,148,899	—	—	319,836	2,148,899	—	2000	2011	40 years
Care Meridian Gilroy	(h	)	(5)	Gilroy	CA	1,089,442	1,759,099	—	—	1,089,442	1,759,099	—	2000	2011	40 years
Care Meridian Artesia	(h	)	(5)	Artesia	CA	179,908	1,389,288	—	—	179,908	1,389,288	—	2002	2011	40 years
Care Meridian Las Vegas	(a	)	(5)	Las Vegas	NV	759,611	7,776,017	—	—	759,611	7,776,017	—	2004	2011	40 years
Sandalwood Healthcare	(a	)	(5)	Little Rock	AR	1,040,000	3,710,000	—	—	1,040,000	3,710,000	—	1996	2011	40 years
Bath Creek			(3)	Cuyahoga Falls	OH	—	—	—	—	—	—	—
										—	—

						$103,199,886	$754,151,054	$79,222,090	$(28,105,445)	$102,925,122	$805,542,464	$(96,796,028)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Assets under direct financing leases

Description	Type of Asset		Encumbrances	City	State	Initial Cost to Company	Accretion/ Amortization	Impairment/ Dispositions	Gross Amount Carried at December 31, 2011	Year of Construction	Date Acquired
Fountain Lake	(a	)	(2)	Hot Springs	AR	$10,418,738	$497,443	$—	$10,916,181	2007	2008

						$10,418,738	$497,443	$—	$10,916,181

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Devlopmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2011 is $611,116,546 (unaudited)
(h)	Traumatic Brain Injury Center (TBIs)

Encumbrances:	(1) Standalone first mortgage
(2) The Mortgage
(3) Unencumbered
(4) The 2014 Revolver
(5) The Acquisition Credit Line

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

	For the Years Ended December 31,
	2011	2010	2009
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$703,049,477	$636,409,268	$606,691,800
Additions during period:
Acquisitions	186,078,338	63,005,000	17,856,000
Development of rental properties and capital expenditures	36,686,682	7,815,209	11,861,468
Dispositions:

Sale of assets	(339,009)	(4,084,000)	—
Impairment(i)	(6,091,721)	(96,000)	—

Balance at end of period	$919,383,767	$703,049,477	$636,409,268

Accumulated depreciation:
Balance at beginning of period	$75,948,944	$58,673,377	$42,091,996
Additions during period:
Depreciation expense	20,847,084	17,853,799	17,527,656
Dispositions:
Sale of assets	—	(578,232)	(946,275)
Impairment(i)	—	—	—

Balance at end of period	$96,796,028	$75,948,944	$58,673,377

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.