Form 10-Q
period 2012-03-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2012-05-15
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012, Aviv REIT, Inc. had 328,488 shares of common stock outstanding.

As of May 15, 2012, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 328,488 Class G Units outstanding.

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q is being filed separately by Aviv REIT, Inc. (“Aviv REIT”) and Aviv Healthcare Properties Limited Partnership (the “Partnership”). Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” “company,” “us” and “our” refer to Aviv REIT, Inc. and Subsidiaries and Aviv Healthcare Properties Limited Partnership and Subsidiaries, as the operations of the two aforementioned entities are materially comparable for the periods presented.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31	December 31
	2012	2011
Assets
Cash and cash equivalents	$50,319,083	$40,862,023
Deferred rent receivable	31,539,302	29,926,203
Tenant receivables, net	8,312,669	6,007,800
Rental properties and financing leases, at cost:
Land	105,723,478	102,925,122
Buildings and improvements	756,600,398	721,837,401
Construction in progress	17,698,708	28,293,083
Furniture, fixtures and equipment	58,704,556	55,411,980
Assets under direct financing leases	10,952,292	10,916,181

	949,679,432	919,383,767
Less accumulated depreciation	(102,807,168)	(96,796,028)

Net rental properties	846,872,264	822,587,739
Deferred finance costs, net	17,292,769	13,142,330
Loan receivables, net	36,032,506	33,031,117
Other assets	7,002,438	5,864,045

Total assets	$997,371,031	$951,421,257

Liabilities and equity
Accounts payable and accrued expenses	$12,398,600	$18,124,167
Tenant security and escrow deposits	15,203,544	15,739,917
Other liabilities	33,842,593	34,824,629
Deferred contribution	—	35,000,000
Mortgage and other notes payable	619,164,932	600,473,578

Total liabilities	680,609,669	704,162,291
Equity:
Stockholders’ equity
Common stock (par value $0.01; 328,488 and 262,239 shares outstanding, respectively)	3,284	2,622
Additional paid-in-capital	340,102,386	264,960,352
Accumulated deficit	(25,468,088)	(21,382,823)
Accumulated other comprehensive loss	(1,991,025)	(1,867,759)

Stockholders’ equity	312,646,557	241,712,392
Noncontrolling interests	4,114,805	5,546,574

Total equity	316,761,362	247,258,966

Total liabilities and equity	$997,371,031	$951,421,257

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$28,352,798	$19,847,408
Tenant recoveries	2,080,711	1,688,996
Interest on loans to lessees—capital expenditures	337,020	288,447
Interest on loans to lessees—working capital and capital lease	1,020,457	1,043,662

Total revenues	31,790,986	22,868,513

Expenses
Rent and other operating expenses	243,166	201,664
General and administrative	4,407,184	3,090,165
Real estate taxes	2,303,422	1,689,094
Depreciation and amortization	6,031,681	4,798,568
Loss on impairment	699,201	—

Total expenses	13,684,654	9,779,491

Operating income	18,106,332	13,089,022
Other income and expenses:
Interest and other income	6,419	5,615
Interest expense	(11,207,779)	(7,556,185)
Amortization of deferred financing costs	(775,336)	(678,995)
Earnout accretion	(100,088)	–
Loss on extinguishment of debt	(13,264)	(3,143,008)

Total other income and expenses	(12,090,048)	(11,372,573)

Net income	6,016,284	1,716,449
Net income allocable to noncontrolling interests	(2,456,487)	(783,297)

Net income allocable to stockholders	$3,559,797	$933,152

Net income	$6,016,284	$1,716,449
Unrealized (loss) gain on derivative instruments	(208,328)	508,634

Total comprehensive income	$5,807,956	$2,225,083

Net income allocable to stockholders	$3,559,797	$933,152
Unrealized (loss) gain on derivative instruments, net of noncontrolling interest portion of ($85,062) and $231,952, respectively	(123,266)	276,682

Total comprehensive income allocable to stockholders	$3,436,531	$1,209,834

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2012 (unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	income (loss)	Equity	Interests	Equity
Balance at January 1, 2012	262,239	$2,622	$264,960,352	$(21,382,823)	$(1,867,759)	$241,712,392	$5,546,574	$247,258,966
Non-cash stock-based compensation	—	—	142,696	—	—	142,696	101,500	244,196
Distributions to partners	—	—	—	—	—	—	(3,904,694)	(3,904,694)
Capital contributions	66,249	662	74,999,338	—	—	75,000,000	—	75,000,000
Unrealized loss on derivative instruments	—	—	—	—	(123,266)	(123,266)	(85,062)	(208,328)
Dividends to stockholders	—	—	—	(7,645,062)	—	(7,645,062)	—	(7,645,062)
Net income	—	—	—	3,559,797	—	3,559,797	2,456,487	6,016,284

Balance at March 31, 2012	328,488	$3,284	$340,102,386	$(25,468,088)	$(1,991,025)	$312,646,557	$4,114,805	$316,761,362

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$6,016,284	$1,716,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,031,681	4,798,568
Amortization of deferred financing costs	775,336	678,995
Accretion of bond premium	(70,081)	—
Deferred rental (income) loss, net	(1,680,092)	1,165,922
Rental income from intangible amortization, net	(368,754)	(362,196)
Non-cash stock-based compensation	244,196	586,445
Non-cash loss on extinguishment of debt	13,264	3,143,008
Loss on impairment of assets	699,201	—
Reserve for uncollectible loan receivables	100,352	157,317
Accretion of earn-out provision for previously acquired rental properties	100,088	—
Changes in assets and liabilities:
Tenant receivables	(2,822,991)	(530,243)
Other assets	(1,305,381)	2,023,699
Accounts payable and accrued expenses	(4,770,254)	669,320
Tenant security deposits and other liabilities	(1,846,351)	744,836

Net cash provided by operating activities	1,116,498	14,792,120
Investing activities
Purchase of rental properties	(23,775,000)	(24,825,776)
Capital improvements	(15,857,264)	(1,759,620)
Change in construction in progress, net of related payables	6,506,433	(1,490,810)
Loan receivables (funded to) received from others, net	(1,743,575)	5,726,527

Net cash used in investing activities	(34,869,406)	(22,349,679)
Financing activities
Borrowings of debt	134,049,000	210,200,000
Repayment of debt	(115,287,565)	(196,152,269)
Payment of financing costs	(4,603,430)	(6,556,704)
Capital contributions	75,000,000	10,000,000
Deferred contribution	(35,000,000)	–
Cash distributions to partners	(4,575,684)	(5,246,840)
Cash dividends to stockholders	(6,372,353)	(6,088,442)

Net cash provided by financing activities	43,209,968	6,155,745

Net increase (decrease) in cash and cash equivalents	9,457,060	(1,401,814)
Cash and cash equivalents:
Beginning of period	40,862,023	13,029,474

End of period	$50,319,083	$11,627,660

Supplemental cash flow information
Cash paid for interest	$16,490,483	$6,093,599

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$7,221,693	$5,665,381
Accrued distributions payable to partners	$3,975,101	$4,744,920
Write-off of deferred rent receivable	$58,268	$3,026,968
Write-off of deferred financing costs, net	$13,264	$3,143,008

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 233 properties, principally skilled nursing facilities, across the United States at March 31, 2012. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. On January 4, 2011, an additional 8,857 shares of common stock were issued by the REIT in connection with a $10 million equity contribution by the REIT’s stockholders. An additional 26,341 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. An additional 30,730 shares of common stock were issued by the REIT on January 23, 2012 in connection with the $35 million equity contribution by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end and the issuance of shares is recognized as a liability as of December 31, 2011 as the shares of common stock were issued in the three months ended March 31, 2012. An additional 35,519 shares of common stock were issued by the REIT on March 28, 2012 concurrent with the $40 million equity contribution by the REIT’s stockholders. At March 31, 2012, there were 328,488 shares of common stock and 125 shares of preferred stock outstanding. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and is included in additional paid-in-capital.

The operating results of the Partnership are allocated based upon the respective economic interests therein. The REIT’s ownership of the Partnership was 62.4% as of March 31, 2012 and the weighted average for the three months ended March 31, 2012 and 2011 were 59.2% and 54.4%, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the REIT, the Partnership, the Operating Partnership, and all controlled subsidiaries. The Company considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 are not necessarily indicative of full year results.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Rental Properties

The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) and estimated cash proceeds received upon the disposition of the asset (Level 2). As part of the impairment evaluation for the three months ended March 31, 2012, a building in Youngstown, AZ, and a building in Fall River, MA were impaired for $557,997 and $141,204, respectively, to reflect the difference between the book value and the estimated selling price less costs to dispose (Level 2). As part of impairment evaluation for the three months ended March 31, 2011, no other rental properties or related intangible assets were concluded to be impaired.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended March 31,
	2012	2011
Cash rental income	$26,303,952	$20,651,134
Deferred rental income (loss)	1,680,092	(1,165,922)
Rental income from intangible amortization	368,754	362,196

Total rental income	$28,352,798	$19,847,408

During the three months ended March 31, 2012 and 2011 deferred rental income (loss) includes a write-off (expense) of deferred rent receivable of $58,268 and $3,026,968, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $36,111 and $37,465 for the three months ended March 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through March 31, 2012 is summarized in Footnote 9.

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

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Company's consolidated results of operations or financial position. See Note11 for further discussion.

The Company’s interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding mortgage and other notes payable obligations with a carrying value of approximately $619.2 million and $600.5 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of debt as of March 31, 2012 was $632.7 million and as of December 31, 2011was $597.7 million based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of $36.0 million and $33.0 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of March 31, 2012 and as of December 31, 2011 approximate its carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income in our financial statements via hedge accounting.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently intends to comply with these requirements and maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of March 31, 2012 or December 31, 2011.

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

3. Rental Property Activity

The Company had the following rental property activity during the three months ended March 31, 2012 as described below:

•	In January 2012, Aviv Financing II acquired a land parcel in Ohio from an unrelated third party for a purchase price of $275,000. The Company financed this purchase through cash.

•

In March 2012, Aviv Financing I acquired a property in Nevada from an unrelated third party for a purchase price of approximately $4,800,000. The Company financed this purchase through cash and borrowings of $3,339,000 under the Acquisition Credit Line (see Footnote 7).

•

In March 2012, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of approximately $2,500,000. The Company financed this purchase through cash and borrowings of $1,750,000 under the Acquisition Credit Line (see Footnote 7).

•

In March 2012, Aviv Financing I acquired seven properties in Iowa and one property in Nebraska from an unrelated third party for a purchase price of $16,200,000. The Company financed this purchase through cash and borrowings of $10,360,000 under the Acquisition Credit Line (see Footnote 7).

Related to the above business combinations, the Company incurred $325,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2012 as follows:

Land	$2,849,809
Buildings and improvements	19,313,953
Furniture, fixtures, and equipment	1,611,238

Borrowings and available cash	$23,775,000

The Company considers renewals on above or below market leases when ascribing value to the in-place lease intangible assets and liabilities, respectively, at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Company evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible asset or liability is recorded at acquisition and amortized over the renewal period.

The following summarizes the Company’s construction in progress at:

	March 31, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	4,128,061	25,712,973
Placed in Services	(14,722,436)	—

	$17,698,708	$28,293,083

During 2012 and 2011, the Company capitalized expenditures for improvements related to various development projects. In 2012, the Company placed into service three additions to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three months ended March 31, 2012. The balance of capitalized interest within construction in progress at March 31, 2012 and December 31, 2011 was $486,025 and $682,273, respectively. The amount capitalized during the three months ended March 31, 2012, and 2011, relative to interest incurred was $233,565 and $50,287, respectively.

4. Loan Receivables

The following summarizes the Company’s loan receivables, net, at:

	March 31, 2012	December 31, 2011
Beginning balance, January 1, 2012 and 2011, respectively	$33,031,117	$36,610,638
New capital improvement loans issued	1,368,944	4,073,410
Working capital and other loans issued	2,681,843	6,846,377
Reserve for uncollectible loans	(100,352)	(1,426,150)
Loan write offs	—	(86,156)
Loan amortization and repayments	(949,046)	(12,987,002)

	$36,032,506	$33,031,117

The Company’s reserve for uncollectible loan receivables balances at March 31, 2012 and December 31, 2011 was $2,276,501 and $2,176,149, respectively.

During 2012 and 2011, the Company funded loans for both working capital and capital improvement purposes to various operators and tenants. All loans held by the Company accrue interest. The payments received from the operator or tenant cover both interest accrued as well as amortization of the principal balance due. Any payments received from the tenant or operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

Interest income earned on loan receivables for the three months ended March 31, 2012 and 2011 was $999,341 and $978,514, respectively.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at:

	March 31, 2012	December 31, 2011
Gross amount	$20,867,363	$15,952,760
Accumulated amortization	(3,574,594)	(2,810,430)

Net	$17,292,769	$13,142,330

For the three months ended March 31, 2012, the Company wrote-off deferred financing costs of $24,436 with $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above Market leases	$7,501,851	$(3,485,780)	$4,016,071	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(16,294)	635,436	651,730	—	651,730
Tenant relationship	212,416	(4,248)	208,168	212,416	—	212,416

	$8,365,997	$(3,506,322)	$4,859,675	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below Market leases	$26,525,395	$(15,444,336)	$11,081,059	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542 and $0 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for the above market leases intangible asset for the three months ended March 31, 2012 and 2011 was $146,445 and $161,143, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended March 31, 2012 and 2011 was $515,199 and $523,339, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2012 and 2011, the Company wrote-off above market leases of $0 and $2,678,000 with accumulated amortization of $0 and $1,316,232, respectively, and below market leases of $0 and $4,660,000 with accumulated accretion of $0 and $2,073,638, respectively, for a net recognition of $0 and $1,224,594, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Mortgage and Other Notes Payable

The Company’s mortgage and other notes payable consisted of the following:

	March 31,	December 31,
	2012	2011
Mortgage (interest rate of 5.75% on March 31, 2012 and December 31, 2011, respectively)	$195,901,715	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on March 31, 2012 and December 31, 2011, respectively)	—	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802
2016 Revolver (interest rate of 5.25% on March 31, 2012)	12,118,589	—
2014 Revolver (interest rate of 6.50% on March 31, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on March 31, 2012 and December 31, 2011, respectively)	7,662,582	7,687,686
Senior Notes (interest rate of 7.75% on March 31, 2012 and December 31, 2011, respectively), inclusive of $3.5 million and $2.6 million net premium balance on March 31, 2012 and December 31, 2011, respectively	403,482,046	302,552,127

Total	$619,164,932	$600,473,578

The Mortgage

Principal payments on the Mortgage are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Mortgage is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.58% and 0.37% at March 31, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Company also has a $100 million Acquisition Credit Line. On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.58% and 0.37% at March 31, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

For the three months ended March 31, 2012, an additional $15,449,000 was drawn on the Acquisition Credit Line in addition to the $72,216,570 drawn at December 31, 2011, before the full drawn amount of $87,665,570 was paid down on March 28, 2012. The Company incurred $679,767 in prepayment penalties associated with the pay down, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7  3/4% Senior Notes due 2019 (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million on the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line during 2011.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Company’s 2014 Revolver is generally based on

LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of March 31, 2012 the interest rates are based upon the base rate (3.25% at March 31, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at March 31, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014 with a one-year extension option. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Company, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III.

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% at March 31, 2012 and December 31, 2011, respectively) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. From May 1, 2012 through the maturity date of December 1, 2013, monthly payments of principal and interest are due based on a 20-year amortization schedule. This loan is collateralized by a skilled nursing facility controlled by Aviv Financing III. The loan was repaid on March 28, 2012.

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$513,046	$769,569	$—	$553,761	$6,491,505
2011	$2,066,628	$849,812	$1,274,719	$—	$553,761	$5,665,381

Weighted-average Units outstanding are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	287,224
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	233,551

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended March 31, 2012 and 2011 was approximately $101,500 and $101,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% will vest on December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction.

The following table represents the time based option awards activity for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31, 2012	March 31, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Options exercisable at end of period	—	—

Weighted average fair value of options granted to date	$129.63	$149.09

Weighted average remaining contractual life (years)	8.94	9.48

The following table represents the time based option awards outstanding at March 31, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,139	$1,000 – $1,124
Outstanding	29,727	22,322
Remaining contractual life (years)	8.94	9.48
Weighted average exercise price	$1,049	$1,004

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012:

	2012 Grants	2011 Grants
Weighted dividend yield	7.61%	9.16%
Weighted risk-free interest rate	1.42%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.28%	38.00%
Weighted average exercise price	$1,136.00	$1,124.22
Weighted average fair value of options granted (per option)	$174.31	$149.09

The Company recorded non-cash compensation expenses of $142,696 and $299,468 for the three months ended March 31, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At March 31, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,359,205.

For the year ended December 31,	Options
2012	$1,025,450
2013	788,212
2014	391,618
2015	137,572
2016	16,353

Total	$2,359,205

Dividend equivalent rights associated with the Plan amounted to $587,108 and $535,728 for the three months ended March 31, 2012 and 2011, respectively and are recorded as dividends to stockholders for the periods presented. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan and such loan had a balance of $311,748 at March 31, 2011, which was paid off in full subsequent to that date. There were no related party receivables or payables as of March 31, 2012.

11. Derivatives

During the periods presented, the Company was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At March 31, 2012, the Company was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at March 31, 2012 (included in other assets)	$—
Asset balance at December 31, 2011 (included in other assets)	$—
Liability balance at March 31, 2012 (included in other liabilities)	$(3,505,670)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2012 (dollars in thousands):

	Total Carrying Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,506)	—	(3,506)	—

	$(3,506)	$—	$(3,506)	$—

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

12. Commitments and Contingencies

The Company has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees of $1.4 million, has been paid to date.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

During 2011, the Company entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $1.8 million has been paid to date. The remaining $0.2 million was accrued as a component of other liabilities in the consolidated balance sheets.

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

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

13. Concentration of Credit Risk

As of March 31, 2012, the Company’s portfolio of investments consisted of 233 healthcare facilities, located in 27 states and operated by 36 third party operators. At March 31, 2012, approximately 46.1% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.1%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (7.8%), Daybreak Healthcare (6.9%), and Benchmark Healthcare (5.9%). No other operator represents more than 5.4% of our total assets. The five states in which the Company had its highest concentration of total assets were California (16.2%), Texas (10.1%), Ohio (8.0%), Arkansas (7.8%), and Pennsylvania (7.1%) at March 31, 2012.

For the three months ended March 31, 2012, the Company’s rental income from operations totaled approximately $28.4 million of which approximately $4.3 million was from Saber Health Group (15.2%), $3.0 million was from Evergreen Healthcare (10.6%), $2.8 million was from Daybreak Healthcare (10.0%), $2.4 million was from Sun Mar Healthcare (8.5%), and $1.9 million was from Benchmark Healthcare (6.6%). No other operator generated more than 6.4% of the Company’s rental income from operations for the three months ended March 31, 2012.

14. Subsequent Events

On April 2, 2012, Aviv Financing V acquired fifteen properties in Texas from an unrelated third party for a purchase price of $72,700,000. The Company financed the purchase through cash and borrowings of $37,500,000 under the 2016 Revolver.

On April 2, 2012, Aviv Financing I acquired one property in Florida from an unrelated third party for a purchase price of $4,936,000. The Company financed the purchase through cash and borrowings of $3,455,200 under the Acquisition Credit Line.

On April 2, 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and anticipates recognizing a net gain of approximately $438,000.

On April 2, 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and anticipates recognizing a gain of approximately $4,306,300.

On April 2, 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000.

On May 1, 2012, Aviv Financing V acquired one property in Wisconsin from an unrelated third party for a purchase price of $2,500,000. The Company financed the purchase through cash and borrowings of $1,750,000 under the 2016 Revolver.

On May 4, 2012, Aviv Financing V acquired one vacant land parcel in Texas from an unrelated third party for a purchase price of $60,000. The Company financed the purchase through cash.

Related to the above business combinations, subsequent to March 31, 2012 the Company incurred $596,916 of acquisition costs that will be expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company anticipates allocating the approximate net purchase price paid for these properties acquired in 2012 as follows:

Land	$7,840,781
Buildings and improvements	64,964,888
Furniture, fixtures, and equipment	7,390,331

Borrowings and available cash	$80,196,000

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$48,662,735	$39,203,727
Deferred rent receivable	31,539,302	29,926,203
Tenant receivables, net	8,312,669	6,007,800
Rental properties and financing leases, at cost:
Land	105,723,478	102,925,122
Buildings and improvements	756,600,398	721,837,401
Construction in progress	17,698,708	28,293,083
Furniture, fixtures and equipment	58,704,556	55,411,980
Assets under direct financing leases	10,952,292	10,916,181

	949,679,432	919,383,767
Less accumulated depreciation	(102,807,168)	(96,796,028)

Net rental properties	846,872,264	822,587,739

Deferred finance costs, net	17,292,769	13,142,330
Loan receivables, net	36,032,506	33,031,117
Other assets	7,002,438	5,864,045

Total assets	$995,714,683	$949,762,961

Liabilities and equity
Accounts payable and accrued expenses	$12,398,600	$18,124,167
Tenant security and escrow deposits	15,203,544	15,739,917
Other liabilities	32,187,245	33,167,333
Deferred contribution	—	35,000,000
Mortgage and other notes payable	619,164,932	600,473,578

Total liabilities	678,954,321	702,504,995

Equity:
Partners’ equity	320,266,032	250,555,308
Accumulated other comprehensive loss	(3,505,670)	(3,297,342)

Total equity	316,760,362	247,257,966

Total liabilities and equity	$995,714,683	$949,762,961

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues
Rental income	$28,352,798	$19,847,408
Tenant recoveries	2,080,711	1,688,996
Interest on loans to lessees—capital expenditures	337,020	288,447
Interest on loans to lessees—working capital and capital lease	1,020,457	1,043,662

Total revenues	31,790,986	22,868,513

Expenses
Rent and other operating expenses	243,166	201,664
General and administrative	4,407,184	3,090,165
Real estate taxes	2,303,422	1,689,094
Depreciation and amortization	6,031,681	4,798,568
Loss on impairment	699,201	—

Total expenses	13,684,654	9,779,491

Operating income	18,106,332	13,089,022

Other income and expenses:
Interest and other income	6,419	5,615
Interest expense	(11,207,779)	(7,556,185)
Amortization of deferred financing costs	(775,336)	(678,995)
Earnout accretion	(100,088)	—
Loss on extinguishment of debt	(13,264)	(3,143,008)

Total other income and expenses	(12,090,048)	(11,372,573)

Net income allocable to common units	$6,016,284	$1,716,449

Net income allocable to common units	$6,016,284	$1,716,449
Unrealized (loss) gain on derivative instruments	(208,328)	508,634

Total comprehensive income allocable to common units	$5,807,956	$2,225,083

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2012 (unaudited)

	Partners’	Accumulated Other	Total
	Equity	Comprehensive Loss	Equity
Balance at January 1, 2012	$250,555,308	$(3,297,342)	$247,257,966
Non-cash stock-based compensation	244,196	—	244,196
Distributions to partners	(11,549,756)	—	(11,549,756)
Capital contributions	75,000,000	—	75,000,000
Unrealized loss on derivative instruments	—	(208,328)	(208,328)
Net income	6,016,284	—	6,016,284

Balance at March 31, 2012	$320,266,032	$(3,505,670)	$316,760,362

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$6,016,284	$1,716,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,031,681	4,798,568
Amortization of deferred financing costs	775,336	678,995
Accretion of bond premium	(70,081)	—
Deferred rental (income) loss, net	(1,680,092)	1,165,922
Rental income from intangible amortization, net	(368,754)	(362,196)
Non-cash stock-based compensation	244,196	586,445
Non-cash loss on extinguishment of debt	13,264	3,143,008
Loss on impairment of assets	699,201	—
Reserve for uncollectible loan receivables	100,352	157,317
Accretion of earn-out provision for previously acquired rental properties	100,088	—
Changes in assets and liabilities:
Tenant receivables	(2,822,991)	(530,243)
Other assets	(1,305,381)	2,023,699
Accounts payable and accrued expenses	(4,770,254)	669,320
Tenant security deposits and other liabilities	(1,844,403)	(377,522)

Net cash provided by operating activities	1,118,446	13,669,762
Investing activities
Purchase of rental properties	(23,775,000)	(24,825,776)
Capital improvements	(15,857,264)	(1,759,620)
Change in construction in progress, net of related payables	6,506,433	(1,490,810)
Loan receivables (funded to) received from others, net	(1,743,575)	5,726,527

Net cash used in investing activities	(34,869,406)	(22,349,679)

Financing activities
Borrowings of debt	134,049,000	210,200,000
Repayment of debt	(115,287,565)	(196,152,269)
Payment of financing costs	(4,603,430)	(6,556,704)
Capital contributions	75,000,000	10,000,000
Deferred contribution	(35,000,000)	—
Cash distributions to partners	(10,948,037)	(11,335,282)

Net cash provided by financing activities	43,209,968	6,155,745

Net increase (decrease) in cash and cash equivalents	9,459,008	(2,524,172)
Cash and cash equivalents:
Beginning of period	39,203,727	13,028,474

End of period	$48,662,735	$10,504,302

Supplemental cash flow information
Cash paid for interest	$16,490,483	$6,093,599

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$11,196,794	$10,410,301
Write-off of deferred rent receivable	$58,268	$3,026,968
Write-off of deferred financing costs, net	$13,264	$3,143,008

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 233 properties, principally skilled nursing facilities, across the United States at March 31, 2012. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At March 31, 2012, there are 328,488 shares of common stock and 125 shares of preferred stock outstanding.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, was contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $75 million was contributed by the REIT’s stockholders during 2011, of which $35 million was recognized as a contribution in January 2012. Additionally, the REIT’s stockholders contributed $40 million on March 28, 2012. As of March 31, 2012, the REIT owned 62.4% of the Partnership and the weighted average for the three months ended March 31, 2012 and 2011 were 59.2% and 54.4%, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership, the Surviving Partnership, the Operating Partnership, and all controlled subsidiaries. The Partnership considers itself to control an entity if it is the majority owner of and has voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 are not necessarily indicative of full year results.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Rental Properties

The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis. As part of the impairment evaluation for the three months ended March 31, 2012, a building in Youngstown, AZ and a building in Fall River, MA were impaired for $557,997 and $141,204, respectively, to reflect the difference between the book value and the estimated selling price less costs to dispose (Level 3). As part of impairment evaluation for the three months ended March 31, 2011, no other rental properties or related intangible assets were concluded to be impaired.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to deferred rent receivable. Income recognized from this policy is titled deferred rental income. Additional rents from expense reimbursements for real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and are reflected as tenant recoveries on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended March 31,
	2012	2011
Cash rental income	$26,303,952	$20,651,134
Deferred rental income (loss)	1,680,092	(1,165,922)
Rental income from intangible amortization	368,754	362,196

Total rental income	$28,352,798	$19,847,408

During the three months ended March 31, 2012 and 2011, deferred rental income (loss) includes a write-off (expense) of deferred rent receivable of $58,268 and $3,026,968, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $36,111 and $37,465 for the three months ended March 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through March 31, 2012 is summarized in Footnote 9.

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

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Partnership’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Partnership's consolidated results of operations or financial position. See Note11 for further discussion.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding mortgage and other notes payable obligations with a carrying value of approximately $619.2 million and $600.5 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of debt as of March 31, 2012 was $632.7 million and as of December 31, 2011 was $597.7 million based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of $36.0 million and $33.0 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of March 31, 2012 and as of December 31, 2011 approximate its carrying value based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income in our financial statements via hedge accounting.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of March 31, 2012 or December 31, 2011.

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

3. Rental Property Activity

The Partnership had the following rental property activity during the three months ended March, 2012 as described below:

•	In January 2012, Aviv Financing II acquired a land parcel in Ohio from an unrelated third party for a purchase price of $275,000. The Partnership financed this purchase through cash.

•

In March 2012, Aviv Financing I acquired a property in Nevada from an unrelated third party for a purchase price of approximately $4,800,000. The Partnership financed this purchase through cash and borrowings of $3,339,000 under the Acquisition Credit Line (see Footnote 7).

•

In March 2012, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of approximately $2,500,000. The Partnership financed this purchase through cash and borrowings of $1,750,000 under the Acquisition Credit Line (see Footnote 7).

•

In March 2012, Aviv Financing I acquired seven properties in Iowa and one property in Nebraska from an unrelated third party for a purchase price of approximately $16,200,000. The Partnership financed this purchase through cash and borrowings of $10,360,000 under the Acquisition Credit Line (see Footnote 7).

Related to the above business combinations, the Partnership incurred $325,000 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership allocated the approximate net purchase price paid for these properties acquired in 2012 as follows:

Land	$2,849,809
Buildings and improvements	19,313,953
Furniture, fixtures, and equipment	1,611,238

Borrowings and available cash	$23,775,000

The Partnership considers renewals on above or below market leases when ascribing value to the in-place lease intangible assets and liabilities, respectively, at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Partnership evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the tenant, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible asset or liability is recorded at acquisition and amortized over the renewal period.

The following summarizes the Partnership’s construction in progress at:

	March 31, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	4,128,061	25,712,973
Placed in Service	(14,722,436)	—

	$17,698,708	$28,293,083

During 2012 and 2011, the Partnership capitalized expenditures for improvements related to various development projects. In 2012, the Partnership placed into service three additions to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three months ended March 31, 2012. The balance of capitalized interest within construction in progress at March 31, 2012 and December 31, 2011 was $486,025 and $682,273, respectively. The amount capitalized during the three months ended March 31, 2012, and 2011, relative to interest incurred was $233,565 and $50,287, respectively.

4. Loan Receivables

The following summarizes the Partnership’s loan receivables, net, at:

	March 31, 2012	December 31, 2011
Beginning balance, January 1, 2012 and 2011, respectively	$33,031,117	$36,610,638
New capital improvement loans issued	1,368,944	4,073,410
Working capital and other loans issued	2,681,843	6,846,377
Reserve for uncollectible loans	(100,352)	(1,426,150)
Loan write offs	—	(86,156)
Loan amortization and repayments	(949,046)	(12,987,002)

	$36,032,506	$33,031,117

The Partnership’s reserve for uncollectible loan receivables balances at March 31, 2012 and December 31, 2011 was $2,276,501 and $2,176,149, respectively.

During 2012 and 2011, the Partnership funded loans for both working capital and capital improvement purposes to various operators and tenants. All loans held by the Partnership accrue interest. The payments received from the operator or tenant cover both interest accrued as well as amortization of the principal balance due. Any payments received from the tenant or operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

Interest income earned on loan receivables for the three months ended March 31, 2012 and 2011 was $999,341 and $978,514, respectively.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at:

	March 31, 2012	December 31, 2011
Gross amount	$20,867,363	$15,952,760
Accumulated amortization	(3,574,594)	(2,810,430)

Net	$17,292,769	$13,142,330

For the three months ended March 31, 2012, the Partnership wrote-off deferred financing costs of $24,436 with $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above Market leases	$7,501,851	$(3,485,780)	$4,016,071	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(16,294)	635,436	651,730	—	651,730
Tenant relationship	212,416	(4,248)	208,168	212,416	—	212,416

	$8,365,997	$(3,506,322)	$4,859,675	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below Market leases	$26,525,395	$(15,444,336)	$11,081,059	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542 and $0 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for the above market leases intangible asset for the three months ended March 31, 2012 and 2011 was $146,445 and $161,143, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended March 31, 2012 and 2011 was $515,199 and $523,339 respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the three months ended March 31, 2012 and 2011, the Partnership wrote-off above market leases of $0 and $2,678,000 with accumulated amortization of $0 and $1,316,232, respectively, and below market leases of $0 and $4,660,000 with accumulated accretion of $0 and $2,073,638, respectively, for a net recognition of $0 and $1,224,594, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Mortgage and Other Notes Payable

The Partnership’s mortgage and other notes payable consisted of the following:

	March 31, 2012	December 31, 2011
Mortgage (interest rate of 5.75% on March 31, 2012 and December 31, 2011, respectively)	$195,901,715	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on March 31, 2012 and December 31, 2011, respectively)	—	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802
2016 Revolver (interest rate of 5.25% on March 31, 2012)	12,118,589	—
2014 Revolver (interest rate of 6.50% on March 31, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on March 31, 2012 and December 31, 2011, respectively)	7,662,582	7,687,686
Senior Notes (interest rate of 7.75% on March 31, 2012 and December 31, 2011, respectively), inclusive of $3.5 million and $2.6 million net premium balance on March 31, 2012 and December 31, 2011, respectively	403,482,046	302,552,127

Total	$619,164,932	$600,473,578

The Mortgage

Principal payments on the Mortgage are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Mortgage is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.58% and 0.37% at March 31, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Partnership also has a $100 million Acquisition Credit Line. On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.58% and 0.37% at March 31, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

For the three months ended March 31, 2012, an additional $15,449,000 was drawn on the Acquisition Credit Line in addition to the $72,216,570 drawn at December 31, 2011, before the full drawn amount of $87,665,570 was paid down on March 28, 2012. The Partnership incurred $679,767 in prepayment penalties associated with the pay down, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7  3/4% Senior Notes due 2019 (the Senior Notes), respectively. The Company is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Mortgage and the balance of $28.7 million on the Acquisition Credit Line during 2011.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Partnership’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of March 31, 2012 the interest rates are based upon the base rate (3.25% at March 31, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at March 31, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014 with a one-year extension option. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III.

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% and 3.25% at March 31, 2012 and December 31, 2011, respectively) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. From May 1, 2012 through the maturity date of December 1, 2013, monthly payments of principal and interest are due based on a 20-year amortization schedule. This loan is collateralized by a skilled nursing facility controlled by Aviv Financing III. The loan was repaid on March 28, 2012

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$513,046	$769,569	$—	$553,761	$6,491,505
2011	$2,066,628	$849,812	$1,274,719	$—	$553,761	$5,665,381

Weighted-average Units outstanding are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	287,224
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	233,551

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended March 31, 2012 and 2011 was approximately $101,500 and $101,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% will vest on December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program will continue to be expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $314,636,583 and $5,629,449 at March 31, 2012, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $243,579,151 and $6,976,157 at December 31, 2011, respectively.

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction.

The following table represents the time based option awards activity for the three months ended March 31, 2012 and 2011.

	Three months ended
	March 31, 2012	March 31, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Options exercisable at end of period	—	—

Weighted average fair value of options granted to date	$129.63	$149.09

Weighted average remaining contractual life (years)	8.94	9.48

The following table represents the time based option awards outstanding at March 31, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,139	$1,000 – $1,124
Outstanding	29,727	22,322
Remaining contractual life (years)	8.94	9.48
Weighted average exercise price	$1,049	$1,004

The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011.

	2012 Grants	2011 Grants
Weighted dividend yield	7.61%	9.16%
Weighted risk-free interest rate	1.42%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.28%	38.00%
Weighted average exercise price	$1,136.00	$1,124.22
Weighted average fair value of options granted (per option)	$174.31	$149.09

The Partnership recorded non-cash compensation expenses of $142,696 and 299,468 for the three months ended March 31, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At March 31, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,359,205.

For the year ended December 31,	Options
2012	$1,025,450
2013	788,212
2014	391,618
2015	137,572
2016	16,353

Total	$2,359,205

Dividend equivalent rights associated with the Plan amounted to $587,108 and $535,728 for the three months ended March 31, 2012 and 2011, respectively and are recorded as distributions to partners for the periods presented. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Partnership received a loan and such loan had a balance of $311,748 at March 31, 2011, which was paid off in full subsequent to that date. There were no related party receivables or payables as of March 31, 2012.

11. Derivatives

During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At March 31, 2012, the Partnership was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Mortgage which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at March 31, 2012 (included in other assets)	$—
Asset balance at December 31, 2011(included in other assets)	$—
Liability balance at March 31, 2012 (included in other liabilities)	$(3,505,670)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of March 31, 2012 (dollars in thousands):

	Total Carrying Value at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,506)	—	(3,506)	—

	$(3,506)	$—	$(3,506)	$—

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

12. Commitments and Contingencies

The Partnership has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees of $1.4 million has been paid to date.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

During 2011, the Partnership entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.0 million, of which approximately $1.8 million has been paid to date. The remaining $0.2 million was accrued as a component of other liabilities in the consolidated balance sheets.

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

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

13. Concentration of Credit Risk

As of March 31, 2012, the Partnership’s portfolio of investments consisted of 233 healthcare facilities, located in 27 states and operated by 36 third party operators. At March 31, 2012, approximately 46.1% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.1%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (7.8%), Daybreak Healthcare (6.9%), and Benchmark Healthcare (5.9%). No other operator represents more than 5.4% of our total assets. The five states in which the Partnership had its highest concentration of total assets were California (16.2%), Texas (10.1%), Ohio (8.0%), Arkansas (7.8%), and Pennsylvania (7.1%) at March 31, 2012.

For the three months ended March 31, 2012, the Partnership’s rental income from operations totaled approximately $28.4 million, of which approximately $4.3 million was from Saber Health Group (15.2%), $3.0 million was from Evergreen Healthcare (10.6%), $2.8 million was from Daybreak Healthcare (10.0%), $2.4 million was from Sun Mar Healthcare (8.5%), and $1.9 million was from Benchmark Healthcare (6.6%). No other operator generated more than 6.4% of the Partnership’s rental income from operations for the three months ended March 31, 2012.

14. Subsequent Events

On April 2, 2012, Aviv Financing V acquired fifteen properties in Texas from an unrelated third party for a purchase price of $72,700,000. The Partnership financed the purchase through cash and borrowings of $37,500,000 under the 2016 Revolver.

On April 2, 2012, Aviv Financing I acquired one property in Florida from an unrelated third party for a purchase price of $4,936,000. The Partnership financed the purchase through cash and borrowings of $3,455,200 under the Acquisition Credit Line.

On April 2, 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and anticipates recognizing a net gain of approximately $438,000.

On April 2, 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and anticipates recognizing a gain of approximately $4,306,300.

On April 2, 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000.

On May 1, 2012, Aviv Financing V acquired one property in Wisconsin from an unrelated third party for a purchase price of $2,500,000. The Partnership financed the purchase through cash and borrowings of $1,750,000 under the 2016 Revolver.

On May 4, 2012, Aviv Financing V acquired one vacant land parcel in Texas from an unrelated third party for a purchase price of $60,000. The Partnership financed the purchase through cash.

Related to the above business combinations, subsequent to March 31, 2012 the Partnership incurred $596,916 of acquisition costs that will be expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership anticipates allocating the approximate net purchase price paid for these properties acquired in 2012 as follows:

Land	$7,840,781
Buildings and improvements	64,964,888
Furniture, fixtures, and equipment	7,390,331

Borrowings and available cash	$80,196,000

15. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, and March 2012. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$49,419,343	$(415,274)	$(317,952)	$(23,382)	$—	$48,662,735
Net rental properties	—	472,742,242	350,665,395	23,464,627	—	846,872,264
Deferred financing costs, net	9,909,615	—	7,369,554	13,600	—	17,292,769
Other	19,440,851	33,759,644	29,410,645	275,775	—	82,886,915

Investment in and due from related parties, net	659,057,644	(32,495,937)	(386,207,454)	(14,891,581)	(225,462,672)	—

Total assets	$737,827,453	$473,590,675	$920,188	$8,839,039	$(225,462,672)	$995,714,683

Liabilities and equity
Mortgage and other notes payable	$403,482,046	$—	$208,020,304	$7,662,582	$—	$619,164,932
Due to related parties	8,001,196	—	—	—	—	8,001,196
Tenant security and escrow deposits	—	8,096,762	6,924,832	181,950	—	15,203,544
Accounts payable and accrued expenses	5,567,683	3,588,705	3,191,066	51,146	—	12,398,600
Other liabilities	4,016,166	6,499,084	13,670,799	—	—	24,186,049

Total liabilities	421,067,091	18,184,551	231,807,001	7,895,678	—	678,954,321
Total equity	316,760,362	455,406,124	(230,886,813)	943,361	(225,462,672)	316,760,362

Total liabilities and equity	$737,827,453	$473,590,675	$920,188	$8,839,039	$(225,462,672)	$995,714,683

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$42,354,896	$(2,635,202)	$2,784	$(518,751)	$—	$39,203,727
Net rental properties	—	450,260,525	349,586,248	22,740,966	—	822,587,739
Deferred financing costs, net	7,777,902	—	5,335,606	28,822	—	13,142,330
Other	16,119,370	30,429,823	28,056,752	223,220	—	74,829,165
Investment in and due from related parties, net	541,083,875	(14,638,923)	(307,242,291)	(6,958,782)	(212,243,879)	—

Total assets	$607,336,043	$463,416,223	$75,739,099	$15,515,475	$(212,243,879)	$949,762,961

Liabilities and equity
Mortgage and other notes payable	$302,552,127	$—	$284,159,963	$13,761,488	$—	$600,473,578
Due to related parties	6,726,541	—	—	—	—	6,726,541
Tenant security and escrow deposits	385,000	7,741,751	7,386,885	226,281	—	15,739,917
Accounts payable and accrued expenses	9,476,684	4,802,452	3,154,007	691,024	—	18,124,167
Other liabilities	40,937,725	6,553,326	13,949,741	—	—	61,440,792

Total liabilities	360,078,077	19,097,529	308,650,596	14,678,793	—	702,504,995
Total equity	247,257,966	444,318,694	(232,911,497)	836,682	(212,243,879)	247,257,966

Total liabilities and equity	$607,336,043	$463,416,223	$75,739,099	$15,515,475	$(212,243,879)	$949,762,961

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$15,479,921	$12,527,125	$345,752	$—	$28,352,798
Tenant recoveries	—	1,255,391	771,874	53,446	—	2,080,711
Interest on loans to lessees	552,732	347,927	456,818	—	—	1,357,477

Total revenues	552,732	17,083,239	13,755,817	399,198	—	31,790,986

Expenses
Rent and other operating expenses	73,802	16,318	153,046	—	—	243,166
General and administrative	1,795,805	336,258	2,274,971	150	—	4,407,184
Real estate taxes	—	1,562,569	699,208	41,645	—	2,303,422
Depreciation	—	3,311,506	2,626,435	93,740	—	6,031,681
Loss on impairment	—	699,201	—	—	—	699,201

Total expenses	1,869,607	5,925,852	5,753,660	135,535	—	13,684,654

Operating (loss) income	(1,316,875)	11,157,387	8,002,157	263,663	—	18,106,332

Total other income and expenses	(6,057,059)	(99,327)	(5,776,145)	(157,517)	—	(12,090,048)

Net (loss) income	(7,373,934)	11,058,060	2,226,012	106,146	—	6,016,284

Equity in income (loss) of subsidiaries	13,390,218	—	—	—	(13,390,218)	—

Net income (loss) allocable to common units	$6,016,284	$11,058,060	$2,226,012	$106,146	$(13,390,218)	$6,016,284

Net income	$6,016,284	$11,058,060	$2,226,012	$106,146	$(13,390,218)	$6,016,284
Unrealized (loss) on derivative instruments	—	(208,328)	—	—	—	(208,328)

Total comprehensive income	$6,016,284	$10,849,732	$2,226,012	$106,146	$(13,390,218)	$5,807,956

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$8,875,943	$10,625,194	$346,271	$—	$19,847,408
Tenant recoveries	—	943,943	714,982	30,071	—	1,688,996
Interest on loans to lessees	361,144	472,477	498,488	—	—	1,332,109

Total revenues	361,144	10,292,363	11,838,664	376,342	—	22,868,513
Expenses
Rent and other operating expenses	39,137	33,751	128,776	—	—	201,664
General and administrative	1,333,186	155,682	1,600,570	727	—	3,090,165
Real estate taxes	—	944,041	714,982	30,071	—	1,689,094
Depreciation	—	2,518,325	2,163,067	117,176	—	4,798,568
Loss on impairment	—	—	—	—	—	—

Total expenses	1,372,323	3,651,799	4,607,395	147,974	—	9,779,491

Operating (loss) income	(1,011,179)	6,640,564	7,231,269	228,368	—	13,089,022

Total other income and expenses	(2,516,407)	386	(8,737,900)	(118,652)	—	(11,372,573)

Net (loss) income	(3,527,586)	6,640,950	(1,506,631)	109,716	—	1,716,449

Equity in income (loss) of subsidiaries	5,244,035	—	—	—	(5,244,035)	—

Net income (loss) allocable to common units	$1,716,449	$6,640,950	$(1,506,631)	$109,716	$(5,244,035)	$1,716,449

Net income	$1,716,449	$6,640,950	$(1,506,631)	$109,716	$(5,244,035)	$1,716,449
Unrealized income on derivative instruments	—	508,634	—	—	—	508,634

Total comprehensive income	$1,716,449	$7,149,584	$(1,506,631)	$109,716	$(5,244,035)	$2,225,083

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(119,368,287)	$30,931,431	$81,469,972	$8,085,330	$—	$1,118,446
Net cash provided by (used in) investing activities	(1,596,891)	(28,711,503)	(3,069,958)	(1,491,054)	—	(34,869,406)
Financing activities
Borrowings of debt	101,000,000	—	33,049,000	—	—	134,049,000
Repayment of debt	—	—	(109,188,658)	(6,098,907)	—	(115,287,565)
Payment of financing costs	(2,022,338)	—	(2,581,092)	—	—	(4,603,430)
Capital contributions	75,000,000	—	—	—	—	75,000,000
Deferred contributions	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(10,948,037)	—	—	—	—	(10,948,037)

Net cash provided by (used in) financing activities	128,029,625	—	(78,720,750)	(6,098,907)	—	43,209,968

Net increase (decrease) in cash and cash equivalents	7,064,447	2,219,928	(320,736)	495,369	—	9,459,008
Cash and cash equivalents:
Beginning of period	42,354,896	(2,635,202)	2,784	(518,751)	—	39,203,727

End of period	$49,419,343	$(415,274)	$(317,952)	$(23,382)	$—	$48,662,735

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(199,614,220)	$21,945,683	$190,520,009	$818,290	$—	$13,669,762
Net cash provided by (used in) investing activities	4,945,998	(22,731,946)	(3,736,890)	(826,841)	—	(22,349,679)
Financing activities
Borrowings of debt	200,000,000	—	10,200,000	—	—	210,200,000
Repayment of debt	—	—	(196,120,819)	(31,450)	—	(196,152,269)
Payment of financing costs	(5,699,030)	—	(857,674)	—	—	(6,556,704)
Capital contributions	10,000,000	—	—	—	—	10,000,000
Cost of raising capital	—	—	—	—	—	—
Cash distributions to partners	(11,335,282)	—	—	—	—	(11,335,282)

Net cash provided by (used in) financing activities	192,965,688	—	(186,778,493)	(31,450)	—	6,155,745

Net (decrease) increase in cash and cash equivalents	(1,702,534)	(786,263)	4,626	(40,001)	—	(2,524,172)
Cash and cash equivalents:
Beginning of period	12,126,776	928,864	(20,252)	(6,914)	—	13,028,474

End of period	$10,424,242	$142,601	$(15,626)	$(46,915)	$—	$10,504,302

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under “Risk Factors” in our Annual Report on Form 10-K and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We operate a self-administered real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing operators of SNFs for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which as of March 31, 2012 consisted of 235 properties, of which 208 were SNFs, with 21,271 licensed beds in 27 states leased to 36 operators.

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

We lease our properties to a diversified group of 36 operators with no single operator representing more than 16.1% of our revenues for the three months ended March 31, 2012. We have a geographically diversified portfolio of properties located in 27 states, with no state representing more than 16.3% of our revenues for the three months ended March 31, 2012. Our properties are leased to third party tenants under long-term triple-net leases. The operators are responsible for all operating costs and expenses related to the property, including facility maintenance and insurance required in connection with the properties and the business conducted on the properties, taxes levied on or with respect to the properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. Our leases are typically master leases with initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, cross-default provisions and security deposits and typically do not have operator purchase options. As of March 31, 2012, the leases for 233 of our 235 properties were supported by personal and/or corporate guarantees. As of March 31, 2012, our leases had an average remaining term of 8.9 years.

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

Our indebtedness outstanding is comprised principally of term loans secured by first mortgages, unsecured obligations under the Senior Notes and borrowings under our Term Loan and 2016 Revolver.

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

On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which became effective October 1, 2011. The rule recalibrates the method of calculating Medicare reimbursement rates, and is expected to cause the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012. CMS has released a notice on April 27, 2012 stating that there will be no change in the method of payment for fiscal year 2013.

Results of Operations

The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of the Partnership.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Revenues increased $8.9 million or 39.0% from $22.9 million for the three months ended March 31, 2011 to $31.8 million for the same period in 2012. The increase in rental revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2011 and 2012 and the write off of deferred rental income as a result of lease terminations in the prior year period.

Detailed changes in revenues for the three months ended March 31, 2012 compared to the same period in 2011 were as follows:

•

Rental income increased $8.5 million or 42.9% from $19.8 million for the three months ended March 31, 2011 to $28.4 million for the same period in 2012. The increase is primarily due to the additional rent of approximately $5.3 million associated with the acquisitions and investments made during 2011 and 2012 and offset by the 2011 write off of deferred rental income of approximately $2.9 million as a result of lease terminations in the prior year period.

•

Tenant recoveries increased $0.4 million or 23.2% from $1.7 million for the three months ended March 31, 2011 to $2.1 million for the same period in 2012. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due increases in real estate taxes from investments held more than one year.

•

Interest on loans to tenants increased by $25,000 or 1.9% from $1.3 million for the three months ended March 31, 2011 to $1.4 million for the same period in 2012. The increase was due to additional interest earned on loans held more than one year.

Expenses

Expenses increased $3.9 million or 39.8% from $9.8 million for the three months ended March 31, 2011 to $13.7 million for the same period in 2012. This increase was primarily due to an increase in depreciation expense of $1.2 million associated with the acquisitions and investments made during 2011 and 2012, $1.3 million of additional general and administrative expenses primarily due to additional professional fees incurred during 2012 for prospective deals, $0.7 million of impairment charges recognized for two facilities in the portfolio and an increase in real estate tax expense of $0.6 million primarily associated with the acquisitions and investments made during 2011 and 2012.

Detailed changes in expenses for the three months ended March 31, 2012 compared to the same period in 2011 were as follows:

•	Rent and other operating expenses increased $41,000 or 20.6% from $202,000 for the three months ended March 31, 2011 to $243,000 for the same period in 2012.

•

General and administrative expense increased $1.3 million or 42.6% from $3.1 million for the three months ended March 31, 2011 to $4.4 million for the same period in 2012. The increase was primarily due to a $0.9 million of additional professional fees incurred for prospective deals during the three months ended March 31, 2012.

•

Real estate tax expense increased by $0.6 million or 36.4%, from $1.7 million for the three months ended March 31, 2011 compared to $2.3 million for the same period in 2012. The increase is associated with additional taxes for newly acquired facilities described above.

•

Depreciation expense increased $1.2 million or 25.7% from $4.8 million for the three months ended March 31, 2011 to $6.0 million for the same period in 2012. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above.

•

Loss on impairment expense incurred for the three months ended March 31, 2012 of $0.7 million was the result of a non-recurring loss on two facilities that will not be recovered during our investment period.

Other Income and Expenses

•	Interest and other income remained materially consistent period over period.

•

Interest expense increased $3.6 million or 48.3% from $7.6 million for the three months ended March 31, 2011 to $11.2 million for the same period in 2012. The majority of the increase was due to the Senior Notes being outstanding for the full period in 2012.

•

Amortization of deferred financing fees increased $0.1 million, or 14.2%, from $0.7 million for the three months ended March 31, 2011 to $0.8 million for the same period in 2012. The increase was due to an increase in the amount of costs capitalized for new financings and subsequent amortization.

•	Earnout accretion remained materially consistent period over period. The amount is the result of the amortization of an earnout provision liability related to an acquisition that closed in May 2011.

•

Loss on extinguishment of debt decreased $3.1 million or 99.6% from $3.1 million for the three months ended March 31, 2011 to approximately $13,000 for the same period in 2012. This non-recurring expense was a result of non-cash write-off of deferred financing costs in the respective periods.

Property Acquisitions and Dispositions

Aviv REIT had the following rental property activity during the three months ended March 31, 2012 as described below:

•	In January 2012, Aviv Financing II acquired a land parcel in Ohio from an unrelated third party for a purchase price of $275,000. Aviv REIT financed this purchase through cash.

•

In March 2012, Aviv Financing II acquired a property in Nevada from an unrelated third party for a purchase price of approximately $4,800,000. Aviv REIT financed this purchase through cash and borrowings of $3,339,000 under the Acquisition Credit Line.

•

In March 2012, Aviv Financing I acquired a property in Ohio from an unrelated third party for a purchase price of approximately $2,500,000. Aviv REIT financed this purchase through cash and borrowings of $1,750,000 under the Acquisition Credit Line.

•

In March 2012, Aviv Financing II acquired seven properties in Iowa and one property in Nebraska from an unrelated third party for a purchase price of $16,200,000. Aviv REIT financed this purchase through cash and borrowings of $10,360,000 under the Acquisition Credit Line.

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

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new tenants and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from issuances of securities or borrowings (including under our Acquisition Credit Line and our 2016 Revolver).

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Term Loan, 2016 Revolver, and the Senior Notes. We have a total indebtedness of approximately $619.2 million inclusive of our debt premium as of March 31, 2012. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

As of March 31, 2012, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

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

The interest rate applicable to the Term Loan and the Acquisition Credit Line is based upon LIBOR, subject to a 1.25% floor, plus 4.5%. At our option the interest rate may be calculated at the prime rate plus 4.5%. The interest rate under the Term Loan and the Acquisition Credit Line was 5.75% on March 31, 2012.

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

On April 5, 2011 we issued an additional $100.0 million aggregate principal amount of Senior Notes in a private placement. Such Senior Notes were sold at a premium, resulting in gross proceeds of $102.8 million and net proceeds of approximately $99.8 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to partially repay indebtedness outstanding under our mortgage term loan and together with proceeds from additional equity investments made by Aviv REIT’s shareholders, to fund pending investments.

On July 21, 2011, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes issued in the aforementioned private placements for freely tradable notes that have been registered under the Securities Act of 1933 (the Securities Act). The exchange was consummated on August 22, 2011, and 100% of the Senior Notes were exchanged for registered Senior Notes.

On March 28, 2012, we issued an additional $100 million aggregate principal amount of Senior Notes in a private placement. Such Senior Notes were sold at a premium, resulting in gross proceeds of $101.0 million and net proceeds of approximately $99.1 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to pay down the 2016 Revolver, the Acquisition Credit Line and the Construction Loan. On May 11, 2012, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes for notes that have been registered under the Securities Act.

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

Revolving Credit Facilities

2014 Revolver

On February 4, 2011, the Partnership, under Aviv Financing IV, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $25 million secured revolving credit facility with Bank of America (the “2014 Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the 2014 Revolver is generally based on the Prime lending rate, but has a LIBOR option (subject to a floor of 1.0%), plus, in the case of both Prime and LIBOR, a margin that is determined by our leverage ratio from time to time. The initial term of the 2014 Revolver expires in February 2014 with a one-year extension option. We have the right to increase the amount of the 2014 Revolver by up to $75.0 million (resulting in total availability of $100.0 million), provided that certain conditions precedent are satisfied.

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

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., an indirect wholly-owned subsidiary of the Partnership, entered into a $187.5 million secured revolving credit facility with General Electric Capital Corporation (the “2016 Revolver”). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under the 2016 Revolver is generally based on LIBOR option (subject to a floor of 1.0%), plus 4.25%. The initial term of the 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The proceeds from the 2016 Revolver are available for general corporate purposes. The amount of the 2016 Revolver may be increased up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied.

At March 31, 2012, the 2016 Revolver was secured by first lien mortgages on 23 of our properties, a pledge of the capital stock of our subsidiaries that own such properties and of Aviv Financing V, L.L.C. (the holding company of such property-owning subsidiaries) and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under the 2016 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) 70% of the appraised value of the properties securing the 2016 Revolver, (ii) the aggregate EBITDAR (earnings before interest expense, income taxes, depreciation and amortization, rent expense paid to the Partnership and certain other extraordinary items) reported by the tenants of the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 18.6% and (iii) rental revenue from the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 15.5%. As of March 31, 2012, the borrowing availability under the 2016 Revolver based on clause (i) of the preceding sentence was $40.5 million. As of March 31, 2012, the 2016 Revolver had an outstanding principal balance of $12.1 million.

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

Revolving Credit Facilities Generally

The 2014 Revolver and 2016 Revolver contain customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The 2014 Revolver and 2016 Revolver also require us to comply with specified financial covenants, which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. We are permitted to use cash on hand in calculating our leverage ratio under both the 2014 Revolver and 2016 Revolver.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of March 31, 2012 (including future interest payments).

	Payments Due by Period
		(in thousands)
	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years	Total
Mortgage term loan and other notes payable	$21,781	$45,540	$282,182	(1)	$—	$349,503
7 3/4% Senior Notes due 2019 (2)	23,250	46,500	46,500		344,563	460,813

Total	$45,031	$92,040	$328,682	(1)	$344,563	$810,316

(1)	Primarily relates to maturity of indebtedness under our Term Loan and Acquisition Credit Line in September 2015. Does not give effect to any amounts to be drawn under the Acquisition Credit Line which would also mature in September 2015. Interest rate for Term Loan is inclusive of swap rate. See “—Term Loan and Acquisition Credit Line” above.
(2)	Reflects $400 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows of Aviv REIT

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

•

Cash provided by operations decreased $13.7 million or 92.5% from $14.8 million for the three months ended March 31, 2011 to $1.1 million for the same period in 2012. The decrease was primarily due to a decrease accounts payable and accrued expenses causing a decrease in cash flow of approximately $5.4 million, as well as an increase in other assets for escrow deposits made on prospective investment acquisitions and an increase in tenant receivables causing a decrease in cash flow of approximately $3.3 million and $2.3 million, respectively, as compared to the same period in 2012.

•

Cash used in investing activities increased $12.5 million or 56.0% from $22.3 million for the three months ended March 31, 2011 to $34.9 million for the same period in 2012. This increase was largely due to the receipt of outstanding loan receivables in 2011 of $5.7 million as compared to the funding of $2.0 million in loan receivables during the same period in 2012, resulting in an increase of $7.7 million. The remaining increase in investing activities is due to the increase in acquisition and investment activity in the three months ended March 31, 2012, as compared to the same period in 2011.

•

Cash provided by financing activities increased $37.1 million from $6.2 million for the three months ended March 31, 2011 to $43.2 million for the same period in 2012. The increase was primarily due to the net increase of $4.7 million in additional debt funding received and $30 million additional equity issuances during the period, as compared to the same period in 2011, used for investment activity.

Summary of Significant Accounting Policies

See footnotes to unaudited consolidated financial statements included herein and in Aviv REIT’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of March 31, 2012 was approximately $632.7 million.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended March 31, 2012, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended March 31, 2012, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. EXHIBITS.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

May 15, 2012	By:	/s/ Steven J. Insoft
Name: Steven J. Insoft Title: Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

May 15, 2012	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ Steven J. Insoft
Name: Steven J. Insoft Title: Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.