Form 10-Q
period 2012-06-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2012-08-14
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2012, Aviv REIT, Inc. had 358,686 shares of common stock outstanding.

As of August 14, 2012, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 358,686 Class G Units outstanding.

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

Aviv REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30	December 31
	2012	2011
Assets
Cash and cash equivalents	$13,042,659	$40,862,023
Deferred rent receivable	33,912,460	29,926,203
Tenant receivables, net	7,698,284	6,007,800
Rental properties and financing leases, at cost:
Land	112,758,994	102,925,122
Buildings and improvements	817,447,064	721,837,401
Construction in progress	19,036,251	28,293,083
Furniture, fixtures and equipment	65,557,182	55,411,980
Assets under direct financing leases	10,983,522	10,916,181

	1,025,783,013	919,383,767
Less accumulated depreciation	(106,601,041)	(96,796,028)

Net rental properties	919,181,972	822,587,739
Deferred finance costs, net	16,513,578	13,142,330
Loan receivables, net	33,613,131	33,031,117
Other assets	8,397,716	5,864,045

Total assets	$1,032,359,800	$951,421,257

Liabilities and equity
Accounts payable and accrued expenses	$21,806,952	$18,124,167
Tenant security and escrow deposits	16,691,141	15,739,917
Other liabilities	33,259,097	34,824,629
Deferred contribution	—	35,000,000
Mortgage and other notes payable	651,581,432	600,473,578

Total liabilities	723,338,622	704,162,291
Equity:
Stockholders’ equity
Common stock (par value $0.01; 328,488 and 262,239 shares outstanding, respectively)	3,284	2,622
Additional paid-in-capital	340,473,386	264,960,352
Accumulated deficit	(30,492,100)	(21,382,823)
Accumulated other comprehensive loss	(2,348,798)	(1,867,759)

Stockholders’ equity	307,635,772	241,712,392
Noncontrolling interests	1,385,406	5,546,574

Total equity	309,021,178	247,258,966

Total liabilities and equity	$1,032,359,800	$951,421,257

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$29,731,502	$23,853,338	$57,823,698	$43,363,239
Tenant recoveries	2,408,426	1,702,007	4,410,553	3,299,878
Interest on loans to lessees - capital expenditures	344,972	385,801	670,638	661,986
Interest on loans to lessees - working capital and capital lease	992,220	946,360	2,012,676	1,990,022

Total revenues	33,477,120	26,887,506	64,917,565	49,315,125
Expenses
Rent and other operating expenses	239,678	191,141	482,844	392,805
General and administrative	8,280,689	3,239,609	12,670,952	6,326,667
Real estate taxes	2,430,042	1,879,304	4,645,985	3,477,173
Depreciation and amortization	6,779,449	5,030,061	12,777,022	9,676,685
Loss on impairment	3,679,657	—	4,378,858	—

Total expenses	21,409,515	10,340,115	34,955,661	19,873,330

Operating income	12,067,605	16,547,391	29,961,904	29,441,795
Other income and expenses:
Interest and other income	61,891	827,253	68,311	832,868
Interest expense	(11,913,921)	(9,359,466)	(23,094,596)	(16,915,651)
Amortization of deferred financing costs	(919,856)	(648,419)	(1,693,235)	(1,325,411)
Earnout accretion	(100,088)	(66,726)	(200,177)	(66,726)
Loss on extinguishment of debt	—	(663,505)	—	(3,806,513)

Total other income and expenses	(12,871,974)	(9,910,863)	(24,919,697)	(21,281,433)

(Loss) income from continuing operations	(804,369)	6,636,528	5,042,207	8,160,362
Discontinued operations	4,416,967	365,580	4,586,693	558,195

Net income	3,612,598	7,002,108	9,628,900	8,718,557
Net income allocable to noncontrolling interests	(1,357,590)	(3,193,157)	(3,814,077)	(3,976,454)

Net income allocable to stockholders	$2,255,008	$3,808,951	$5,814,823	$4,742,103

Net income	$3,612,598	$7,002,108	$9,628,900	$8,718,557
Unrealized loss on derivative instruments	(573,164)	(3,586,630)	(781,492)	(3,077,996)

Total comprehensive income	$3,039,434	$3,415,478	$8,847,408	$5,640,561

Net income allocable to stockholders	$2,255,008	$3,808,951	$5,814,823	$4,742,103
Unrealized loss on derivative instruments, net of noncontrolling interest portion of $215,391, $1,674,706, $300,453, and $1,442,754, respectively	(357,773)	(1,911,924)	(481,039)	(1,635,242)

Total comprehensive income allocable to stockholders	$1,897,235	$1,897,027	$5,333,784	$3,106,861

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2012 (unaudited)

			Additional Paid-In- Capital	Accumulated Deficit		Total Stockholders’ Equity	Noncontrolling Interests
	Common Stock				Accumulated Other Comprehensive Income (Loss)			Total Equity
	Shares	Amount
Balance at January 1, 2012	262,239	$2,622	$264,960,352	$(21,382,823)	$(1,867,759)	$241,712,392	$5,546,574	$247,258,966
Non-cash stock-based compensation	—	—	513,696	—	—	513,696	203,000	716,696
Distributions to partners	—	—	—	—	—	—	(7,877,792)	(7,877,792)
Capital contributions	66,249	662	74,999,338	—	—	75,000,000	—	75,000,000
Unrealized loss on derivative instruments	—	—	—	—	(481,039)	(481,039)	(300,453)	(781,492)
Dividends to stockholders	—	—	—	(14,924,100)	—	(14,924,100)	—	(14,924,100)
Net income	—	—	—	5,814,823	—	5,814,823	3,814,077	9,628,900

Balance at June 30, 2012	328,488	$3,284	$340,473,386	$(30,492,100)	$(2,348,798)	$307,635,772	$1,385,406	$309,021,178

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$9,628,900	$8,718,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,811,131	9,980,819
Amortization of deferred financing costs	1,695,193	1,329,439
Accretion of bond premium	(168,432)	(62,629)
Deferred rental income, net	(4,120,244)	(296,146)
Rental income from intangible amortization, net	(737,507)	(724,393)
Non-cash stock-based compensation	716,696	1,081,085
Gain on sale of assets, net	(4,425,246)	—
Non-cash loss on extinguishment of debt	13,264	3,806,513
Loss on impairment of assets	4,378,858	—
Reserve for uncollectible loan receivables	3,474,989	323,639
Accretion of earn-out provision for previously acquired rental properties	200,177	66,726
Changes in assets and liabilities:
Tenant receivables	(3,834,167)	(4,266,191)
Other assets	(2,867,646)	2,562,218
Accounts payable and accrued expenses	2,876,375	8,632,062
Tenant security deposits and other liabilities	(1,013,251)	2,070,883

Net cash provided by operating activities	18,629,090	33,222,582
Investing activities
Purchase of rental properties	(108,511,206)	(65,919,101)
Sale of rental properties	30,542,644	—
Capital improvements and other developments	(20,724,550)	(11,109,860)
Loan receivables (funded to) received from others, net	(231,314)	5,447,017

Net cash used in investing activities	(98,924,426)	(71,581,944)

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Financing activities
Borrowings of debt	$191,041,094	$313,930,747
Repayment of debt	(151,224,602)	(242,987,966)
Payment of financing costs	(5,120,288)	(9,116,952)
Capital contributions	75,000,000	10,000,000
Deferred contribution	(35,000,000)	—
Cash distributions to partners	(8,520,335)	(9,994,770)
Cash dividends to stockholders	(13,699,897)	(11,762,345)

Net cash provided by financing activities	52,475,972	50,068,714

Net (decrease) increase in cash and cash equivalents	(27,819,364)	11,709,352
Cash and cash equivalents:
Beginning of period	40,862,023	13,029,474

End of period	$13,042,659	$24,738,826

Supplemental cash flow information
Cash paid for interest	$21,795,034	$11,039,343
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$9,608,040	$7,448,746
Accrued distributions payable to partners	$4,003,548	$4,843,773
Earn-out accrual and addition to rental properties	$—	$3,332,745
Write-off of deferred rent receivable	$567,745	$3,281,374
Write-off of deferred financing costs, net	$13,264	$3,806,513
Assumed Debt	$11,459,794	$—

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 247 properties, principally skilled nursing facilities, across the United States at June 30, 2012. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. On January 4, 2011, an additional 8,857 shares of common stock were issued by the REIT in connection with a $10 million equity contribution by the REIT’s stockholders. An additional 26,341 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. An additional 30,730 shares of common stock were issued by the REIT on January 23, 2012 in connection with the $35 million equity contribution by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end is recognized as a liability as of December 31, 2011 as the shares of common stock were issued in the three months ended March 31, 2012. An additional 35,519 shares of common stock were issued by the REIT on March 28, 2012 concurrent with the $40 million equity contribution by the REIT’s stockholders. At June 30, 2012, there were 328,488 shares of common stock and 125 shares of preferred stock outstanding. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and is included in additional paid-in-capital.

The operating results of the Partnership are allocated based upon the respective economic interests therein. The REIT’s ownership of the Partnership was 62.42% as of June 30, 2012 and the weighted average for the three and six months ended June 30, 2012 and 2011 were 62.42%, 60.80%, 54.4% and 54.4%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of full year results.

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

Rental Properties

The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the six months ended June 30, 2012, buildings in Youngstown, AZ, Fall River, MA, West Chester, OH, Cincinnati, OH, and Zion, IL were impaired for $557,996, $141,204, $3,129,658, $90,000, and $460,000, respectively, to reflect the estimated fair values (Level 2). As part of impairment evaluation for the three and six months ended June 30, 2011, no other rental properties or related intangible assets were concluded to be impaired.

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash rental income	$26,922,596	$22,097,197	$52,965,947	$42,495,319
Deferred rental income	2,440,152	1,393,945	4,120,244	143,527
Rental income from intangible amortization	368,754	362,196	737,507	724,393

Total rental income	$29,731,502	$23,853,338	$57,823,698	$43,363,239

During the three and six months ended June 30, 2012 and 2011, deferred rental income includes a write-off of deferred rent receivable of $509,477, $567,745, $254,406, and $3,281,374, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible tenant receivables is reflected in total rental income. The amount incurred during the three and six months ended June 30, 2012 and 2011 was $1,704,434, $1,741,317, $20,136, and $25,721, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $31,230, $67,341, $32,747, and $70,212 for the three and six months ended June 30, 2012 and 2011, respectively.

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Note 4.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through June 30, 2012 is summarized in Footnote 9.

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

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Company's consolidated results of operations or financial position. See Note 11 for further discussion.

The Company’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding mortgage and other notes payable obligations with a carrying value of approximately $651.6 million and $600.5 million as of June 30, 2012 and December 31, 2011, respectively. The fair values of debt as of June 30, 2012 was $667.4 million and as of December 31, 2011 was $597.7 million based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of $33.6 million and $33.0 million as of June 30, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of June 30, 2012 and as of December 31, 2011 approximate its carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, the Company entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income in our financial statements via hedge accounting.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently intends to comply with these requirements and maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of June 30, 2012 or December 31, 2011.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and historical operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Rental Property Activity

The Company had the following rental property activity during the six months ended June 30, 2012 as described below:

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

•

In April 2012, Aviv Financing V acquired fifteen properties in Texas from an unrelated third party for a purchase price of $72,700,000. The Company financed the purchase through cash and borrowings of $37,500,000 under the 2016 Revolver (see Footnote 7).

•

In April 2012, Aviv Financing I acquired one property in Florida from an unrelated third party for a purchase price of $4,936,000. The Company financed the purchase through cash and borrowings of $3,455,200 under the Acquisition Credit Line (see Footnote 7).

•	In April 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and recognized a net gain of approximately $438,000.

•	In April 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and recognized a net gain of approximately $4,306,300.

•	In April 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000, and recognized a net loss of approximately $319,000.

•

In May 2012, Aviv Financing V acquired one property in Wisconsin from an unrelated third party for a purchase price of $2,500,000. The Company financed the purchase through cash and borrowings of $1,750,000 under the 2016 Revolver (see Footnote 7).

•	In May 2012, Aviv Financing V acquired one vacant land parcel in Texas from an unrelated third party for a purchase price of $60,000. The Company financed the purchase through cash.

•

In June 2012, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of $16,000,000. The Company financed the purchase through the assumption of the seller’s loan of approximately $11,460,000 and cash.

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the six months ended June 30, 2012 as of January 1, 2011 (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$33,556,962	$29,938,505	$67,882,872	$55,417,125
Net income	4,159,688	8,925,239	11,717,380	11,266,307

During the three and six months ended June 30, 2012, revenues attributable to the acquired assets were approximately $3.3 million and $3.6 million, respectively, and net income attributable to the acquired assets was approximately $0.8 million and $0.6 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Acquisition-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results.

Related to the above business combinations, the Company incurred $989,040 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company allocated the approximate purchase price paid for these properties acquired in 2012 as follows:

Land	$13,448,866
Buildings and improvements	96,920,940
Furniture, fixtures, and equipment	9,601,194
Mortgages and other notes payable assumed	(11,459,794)

Borrowings and available cash	$108,511,206

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

The following summarizes the Company’s construction in progress at:

	June 30, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	13,766,440	25,712,973
Disposed of through sale	(7,612,989)	—
Placed in service	(15,410,283)	—

	$19,036,251	$28,293,083

During 2012 and 2011, the Company capitalized expenditures for improvements related to various development projects. In 2012, the Company placed into service three additions and two remodels to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three and six months ended June 30, 2012. The balance of capitalized interest within construction in progress at June 30, 2012 and December 31, 2011 was $500,113 and $682,273, respectively. The amount capitalized during the three and six months ended June 30, 2012, and 2011, relative to interest incurred was $209,413, $503,210, $97,538, and $145,943, respectively.

4. Loan Receivables

The following summarizes the Company’s loan receivables, net, at:

	June 30, 2012	December 31, 2011
Beginning balance, January 1, 2012 and 2011, respectively	$33,031,117	$36,610,638
New capital improvement loans issued	3,453,608	4,073,410
Working capital and other loans issued	4,307,404	6,846,377
Reserve for uncollectible loans	(3,474,989)	(1,426,150)
Loan write offs	—	(86,156)
Loan amortization and repayments	(3,704,009)	(12,987,002)

	$33,613,131	$33,031,117

The Company’s reserve for uncollectible loan receivables balances at June 30, 2012 and December 31, 2011 was $5,651,138 and $2,176,149, respectively, and any movement in the reserve is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Interest income earned on loan receivables for the three and six months ended June 30, 2012 and 2011 was $977,925, $1,977,266, $994,243, and $1,972,757, respectively.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at:

	June 30, 2012	December 31, 2011
Gross amount	$21,008,028	$15,952,760
Accumulated amortization	(4,494,450)	(2,810,430)

Net	$16,513,578	$13,142,330

For the three and six months ended June 30, 2012, the Company wrote-off deferred financing costs of $0 and $24,436, respectively, with $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,632,226)	$3,869,625	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(32,587)	619,143	651,730	—	651,730
Tenant relationship	212,416	(8,497)	203,919	212,416	—	212,416

	$8,365,997	$(3,673,310)	$4,692,687	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,525,395	$(15,959,535)	$10,565,860	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542, $41,084, $0, and $0 for the three and six months ended June 30, 2012 and 2011, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and six months ended June 30, 2012 and 2011 was $146,445, $292,891, $161,142 and $322,285, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and six months ended June 30, 2012 and 2011 was $515,199, $1,030,398, $523,339, and $1,046,678, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the six months ended June 30, 2012 and 2011, the Company wrote-off above market leases of $0 and $2,678,000 with accumulated amortization of $0 and $1,316,232, respectively, and below market leases of $0 and $4,660,000 with accumulated accretion of $0 and $2,073,638, respectively, for a net recognition of $0 and $1,224,594, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Mortgage and Other Notes Payable

The Company’s mortgage and other notes payable consisted of the following:

	June 30,	December 31,
	2012	2011
Term Loan (interest rate of 5.75% on June 30, 2012 and December 31, 2011, respectively)	$194,990,162	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on June 30, 2012 and December 31, 2011, respectively)	5,205,200	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802

	June 30,	December 31,
	2012	2011
2016 Revolver (interest rate of 5.25% on June 30, 2012)	26,368,589	—
2014 Revolver (interest rate of 6.50% on June 30, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on June 30, 2012 and December 31, 2011, respectively)	7,637,098	7,687,686
HUD loan (interest rate of 5.00% on June 30, 2012), inclusive of $2.5 million premium balance	13,996,688	—
Senior Notes (interest rate of 7.75% on June 30, 2012 and December 31, 2011, respectively), inclusive of $3.4 million and $2.6 million net premium balance on June 30, 2012 and December 31, 2011, respectively	403,383,695	302,552,127

Total	$651,581,432	$600,473,578

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.47% and 0.37% at June 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Company also has a $100 million Acquisition Credit Line. On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.47% and 0.37% at June 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

The Company incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015. The Acquisition Credit Line had an outstanding balance of $5.2 million as of June 30, 2012.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7 3/4% Senior Notes due 2019 (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Company’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of June 30, 2012 the interest rates are based upon the base rate (3.25% at June 30, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at June 30, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in

February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Company, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $26.4 million as of June 30, 2012.

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

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 40-year amortization schedule. The Company is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$552,587	$828,881	$—	$553,761	$6,655,574
2011	$1,683,430	$1,042,643	$1,563,964	$—	$553,761	$5,783,373

Distributions to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	$4,136,636	$1,164,486	$1,469,149	$—	$—	$1,107,522	$13,868,488
2011	$3,366,860	$1,892,983	$3,224,363	$—	$—	$1,107,522	$11,448,754

Weighted-average Units outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	328,613
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	236,023

Weighted-average Units outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	307,920
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	234,793

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2012 and 2011 was approximately $101,500, $203,000, $101,500 and $203,000, respectively.

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

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction.

The following table represents the time based option awards activity for the three and six months ended June 30, 2012 and 2011:

	Six months ended
	June 30, 2012	June 30, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Granted	910	—
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at June 30, 2012 and 2011	30,637	23,322

Options exercisable at end of period	—	—

Weighted average fair value of options granted to date	$130.95	$149.09

Weighted average remaining contractual life (years)	8.69	9.23

The following table represents the time based option awards outstanding at June 30, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,138	$1,000 – $1,124
Outstanding	30,637	22,322
Remaining contractual life (years)	8.69	9.23
Weighted average exercise price	$1,051	$1,004

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011:

	2012 Grants	2011 Grants
Weighted dividend yield	7.57%	9.16%
Weighted risk-free interest rate	1.38%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.27%	38.00%
Weighted average exercise price	$1,135.09	$1,124.22
Weighted average fair value of options granted (per option)	$174.65	$149.09

The Company recorded non-cash compensation expenses of $371,000, $513,696, $306,899 and $606,367 for the three and six months ended June 30, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At June 30, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,151,000.

For the year ended December 31,	Options
2012	$701,650
2013	848,704
2014	424,982
2015	154,431
2016	21,448

Total	$2,151,215

Dividend equivalent rights associated with the Plan amounted to $620,298, $1,211,318, $546,886, and $1,082,614 for the three and six months ended June 30, 2012 and 2011, respectively and are recorded as dividends to stockholders for the periods presented. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of $311,748, which was paid off in full as of June 30, 2011. There were no related party receivables or payables as of June 30, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Company was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At June 30, 2012, the Company was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at June 30, 2012 (included in other assets)	$ —

Asset balance at December 31, 2011 (included in other assets)	$—
Liability balance at June 30, 2012 (included in other liabilities)	$(4,078,834)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012 (dollars in thousands):

	Total Carrying Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(4,079)	—	(4,079)	—

	$(4,079)	$—	$(4,079)	$—

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

12. Commitments and Contingencies

The Company has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is $1.4 million, which the Company has paid.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

During 2011, the Company entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.8 million has been paid to date. The remaining $0.5 million was accrued as a component of other liabilities in the consolidated balance sheets.

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

13. Concentration of Credit Risk

As of June 30, 2012, the Company’s portfolio of investments consisted of 247 healthcare facilities, located in 27 states and operated by 35 third party operators. At June 30, 2012, approximately 54.9% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.0%), Daybreak Healthcare (14.5%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (7.8%), and Maplewood (7.3%). No other operator represents more than 6.8% of our total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.8%), California (16.3%), Ohio (7.9%), Connecticut (7.3%) and Pennsylvania (7.3%) at June 30, 2012.

For the six months ended June 30, 2012, the Company’s rental income from operations totaled approximately $57.8 million of which approximately $8.9 million was from Daybreak Healthcare (15.4%), $8.5 million was from Saber Health Group (14.7%), $6.1 million was from Evergreen Healthcare (10.5%), $4.8 million was from Sun Mar Healthcare (8.3%), and $4.2 million was from Benchmark Healthcare (7.2%). No other operator generated more than 6.2% of the Partnership’s rental income from operations for the six months ended June 30, 2012.

14. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. In April 2012, the Company sold three properties in Arkansas and one property in Massachusetts to unrelated third parties (see Footnote 3). Below is a summary of the components of the discontinued operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$2,469	$662,797	$353,009	$1,103,691
Total expenses	(10,748)	(295,192)	(149,236)	(541,468)

Operating (loss) income	(8,279)	367,605	203,773	562,223
Other income and expenses:
Interest Expense	—	—	(27,104)	—
Amortization of deferred financing costs	—	(2,025)	(1,958)	(4,028)
Gain on sale of assets, net	4,425,246	—	4,425,246	—
Loss on extinguishment of debt	—	—	(13,264)	—

Total other income and expenses	4,425,246	(2,025)	4,382,920	(4,028)

Discontinued operations	$4,416,967	$365,580	$4,586,693	$558,195

15. Subsequent Events

On July 20, 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. The Company financed the purchase through cash.

On July 24, 2012, an additional 30,197 shares of common stock were issued by the Company in connection with a $34 million equity contribution by the Company’s stockholders.

On July 26, 2012, the Company drew $10 million on the 2016 Revolver for working capital purposes.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30	December 31
	2012	2011
Assets
Cash and cash equivalents	$10,603,602	$39,203,727
Deferred rent receivable	33,912,460	29,926,203
Tenant receivables, net	7,698,284	6,007,800
Rental properties and financing leases, at cost:
Land	112,758,994	102,925,122
Buildings and improvements	817,447,064	721,837,401
Construction in progress	19,036,251	28,293,083
Furniture, fixtures and equipment	65,557,182	55,411,980
Assets under direct financing leases	10,983,522	10,916,181

	1,025,783,013	919,383,767
Less accumulated depreciation	(106,601,041)	(96,796,028)

Net rental properties	919,181,972	822,587,739
Deferred finance costs, net	16,513,578	13,142,330
Loan receivables, net	33,613,131	33,031,117
Other assets	8,397,716	5,864,045

Total assets	$1,029,920,743	$949,762,961

Liabilities and equity
Accounts payable and accrued expenses	$21,806,952	$18,124,167
Tenant security and escrow deposits	16,691,141	15,739,917
Other liabilities	30,821,040	33,167,333
Deferred contribution	—	35,000,000
Mortgage and other notes payable	651,581,432	600,473,578

Total liabilities	720,900,565	702,504,995
Equity:
Partners’ equity	313,099,012	250,555,308
Accumulated other comprehensive loss	(4,078,834)	(3,297,342)

Total equity	309,020,178	247,257,966

Total liabilities and equity	$1,029,920,743	$949,762,961

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$29,731,502	$23,853,338	$57,823,698	$43,363,239
Tenant recoveries	2,408,426	1,702,007	4,410,553	3,299,878
Interest on loans to lessees - capital expenditures	344,972	385,801	670,638	661,986
Interest on loans to lessees - working capital and capital lease	992,220	946,360	2,012,676	1,990,022

Total revenues	33,477,120	26,887,506	64,917,565	49,315,125
Expenses
Rent and other operating expenses	239,678	191,141	482,844	392,805
General and administrative	8,280,689	3,239,609	12,670,952	6,326,667
Real estate taxes	2,430,042	1,879,304	4,645,985	3,477,173
Depreciation and amortization	6,779,449	5,030,061	12,777,022	9,676,685
Loss on impairment	3,679,657	—	4,378,858	—

Total expenses	21,409,515	10,340,115	34,955,661	19,873,330

Operating income	12,067,605	16,547,391	29,961,904	29,441,795
Other income and expenses:
Interest and other income	61,891	827,253	68,311	832,868
Interest expense	(11,913,921)	(9,359,466)	(23,094,596)	(16,915,651)
Amortization of deferred financing costs	(919,856)	(648,419)	(1,693,235)	(1,325,411)
Earnout accretion	(100,088)	(66,726)	(200,177)	(66,726)
Loss on extinguishment of debt	—	(663,505)	—	(3,806,513)

Total other income and expenses	(12,871,974)	(9,910,863)	(24,919,697)	(21,281,433)

(Loss) income from continuing operations	(804,369)	6,636,528	5,042,207	8,160,362
Discontinued operations	4,416,967	365,580	4,586,693	558,195

Net income allocable to common units	$3,612,598	$7,002,108	$9,628,900	$8,718,557

Net income allocable to common units	$3,612,598	$7,002,108	$9,628,900	$8,718,557
Unrealized loss on derivative instruments	(573,164)	(3,586,630)	(781,492)	(3,077,996)

Total comprehensive income allocable to common units	$3,039,434	$3,415,478	$8,847,408	$5,640,561

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2012 (unaudited)

	Partners’	Accumulated Other	Total
	Equity	Comprehensive Loss	Equity
Balance at January 1, 2012	$250,555,308	$(3,297,342)	$247,257,966
Non-cash stock-based compensation	716,696	—	716,696
Distributions to partners	(22,801,892)	—	(22,801,892)
Capital contributions	75,000,000	—	75,000,000
Unrealized loss on derivative instruments	—	(781,492)	(781,492)
Net income	9,628,900	—	9,628,900

Balance at June 30, 2012	$313,099,012	$(4,078,834)	$309,020,178

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$9,628,900	$8,718,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,811,131	9,980,819
Amortization of deferred financing costs	1,695,193	1,329,439
Accretion of bond premium	(168,432)	(62,629)
Deferred rental income, net	(4,120,244)	(296,146)
Rental income from intangible amortization, net	(737,507)	(724,393)
Non-cash stock-based compensation	716,696	1,081,085
Gain on sale of assets, net	(4,425,246)	—
Non-cash loss on extinguishment of debt	13,264	3,806,513
Loss on impairment of assets	4,378,858	—
Reserve for uncollectible loan receivables	3,474,989	323,639
Accretion of earn-out provision for previously acquired rental properties	200,177	66,726
Changes in assets and liabilities:
Tenant receivables	(3,834,167)	(4,266,191)
Other assets	(2,867,646)	2,562,218
Accounts payable and accrued expenses	2,876,375	8,632,062
Tenant security deposits and other liabilities	(1,794,012)	948,525

Net cash provided by operating activities	17,848,329	32,100,224
Investing activities
Purchase of rental properties	(108,511,206)	(65,919,101)
Sale of rental properties	30,542,644	—
Capital improvements and other developments	(20,724,550)	(11,109,860)
Loan receivables (funded to) received from others, net	(231,314)	5,447,017

Net cash used in investing activities	(98,924,426)	(71,581,944)

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Financing activities
Borrowings of debt	$191,041,094	$313,930,747
Repayment of debt	(151,224,602)	(242,987,966)
Payment of financing costs	(5,120,288)	(9,116,952)
Capital contributions	75,000,000	10,000,000
Deferred contribution	(35,000,000)	—
Cash distributions to partners	(22,220,232)	(21,757,115)

Net cash provided by financing activities	52,475,972	50,068,714

Net (decrease) increase in cash and cash equivalents	(28,600,125)	10,586,994
Cash and cash equivalents:
Beginning of period	39,203,727	13,028,474

End of period	$10,603,602	$23,615,468

Supplemental cash flow information
Cash paid for interest	$21,795,034	$11,039,343
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$13,611,588	$12,292,519
Earn-out accrual and addition to rental properties	$—	$3,332,745
Write-off of deferred rent receivable	$567,745	$3,281,374
Write-off of deferred financing costs, net	$13,264	$3,806,513
Assumed debt	$11,459,794	$—

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 247 properties, principally skilled nursing facilities, across the United States at June 30, 2012. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for tenants to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the tenants. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At June 30, 2012, there were 328,488 shares of common stock and 125 shares of preferred stock outstanding.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, were contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $75 million was contributed by the REIT’s stockholders during 2011, of which $35 million was recognized as a contribution in January 2012. Additionally, the REIT’s stockholders contributed $40 million on March 28, 2012. As of June 30, 2012, the REIT owned 62.42% of the Partnership and the weighted average for the three and six months ended June 30, 2012 and 2011 were 62.42%, 60.80%, 54.4% and 54.4%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of full year results.

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

Rental Properties

The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the six months ended June 30, 2012, buildings in Youngstown, AZ, Fall River, MA, West Chester, OH, Cincinnati, OH, and Zion, IL were impaired for $557,996, $141,204, $3,129,658, $90,000, and $460,000, respectively, to reflect the estimated fair value (Level 2). As part of impairment evaluation for the three and six months ended June 30, 2011, no other rental properties or related intangible assets were concluded to be impaired.

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash rental income	$26,922,596	$22,097,197	$52,965,947	$42,495,319
Deferred rental income	2,440,152	1,393,945	4,120,244	143,527
Rental income from intangible amortization	368,754	362,196	737,507	724,393

Total rental income	$29,731,502	$23,853,338	$57,823,698	$43,363,239

During the three and six months ended June 30, 2012 and 2011, deferred rental income includes a write-off of deferred rent receivable of $509,477, $567,745, $254,406, and $3,281,374, respectively, due to the early termination of leases and replacement of operators.

The Partnership’s reserve for uncollectible tenant receivables is reflected in total rental income. The amount incurred during the three and six months ended June 30, 2012 and 2011 was $1,704,434, $1,741,317, $20,136, and $25,721, respectively.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $31,230, $67,341, $32,747, and $70,212 for the three and six months ended June 30, 2012 and 2011, respectively.

All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Loan Receivables

Loan receivables consist of capital improvement loans to tenants and working capital loans to operators. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Note 4.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through June 30, 2012 is summarized in Footnote 9.

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

The Partnership’s interest rate swaps are valued using models internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Partnership’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Partnership's consolidated results of operations or financial position. See Note 11 for further discussion.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding mortgage and other notes payable obligations with a carrying value of approximately $651.6 million and $600.5 million as of June 30, 2012 and December 31, 2011, respectively. The fair values of debt as of June 30, 2012 was $667.4 million and as of December 31, 2011 was $597.7 million based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of $33.6 million and $33.0 million as of June 30, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of June 30, 2012 and as of December 31, 2011 approximate its carrying value based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, the Partnership entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income in our financial statements via hedge accounting.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of June 30, 2012 or December 31, 2011.

Business Combinations

The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and historical operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

3. Rental Property Activity

The Partnership had the following rental property activity during the six months ended June 30, 2012 as described below:

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

•

In April 2012, Aviv Financing V acquired fifteen properties in Texas from an unrelated third party for a purchase price of $72,700,000. The Company financed the purchase through cash and borrowings of $37,500,000 under the 2016 Revolver (see Footnote 7).

•

In April 2012, Aviv Financing I acquired one property in Florida from an unrelated third party for a purchase price of $4,936,000. The Company financed the purchase through cash and borrowings of $3,455,200 under the Acquisition Credit Line (see Footnote 7).

•	In April 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and recognized a net gain of approximately $438,000.

•	In April 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and recognized a net gain of approximately $4,306,300.

•	In April 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000, and recognized a net loss of approximately $319,000.

•

In May 2012, Aviv Financing V acquired one property in Wisconsin from an unrelated third party for a purchase price of $2,500,000. The Company financed the purchase through cash and borrowings of $1,750,000 under the 2016 Revolver (see Footnote 7).

•	In May 2012, Aviv Financing V acquired one vacant land parcel in Texas from an unrelated third party for a purchase price of $60,000. The Company financed the purchase through cash.

•

In June 2012, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of $16,000,000. The Company financed the purchase through the assumption of the seller’s loan of approximately $11,460,000 and cash.

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the six months ended June 30, 2012 as of January 1, 2011 (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Total revenues	$33,556,962	$29,938,505	$67,882,872	$55,417,125
Net income	4,159,688	8,925,239	11,717,380	11,266,307

During the three and six months ended June 30, 2012, revenues attributable to the acquired assets were approximately $3.3 million and $3.6 million, respectively, and net income attributable to the acquired assets was approximately $0.8 million and $0.6 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Acquisition-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results.

Related to the above business combinations, the Partnership incurred $989,040 of acquisition costs that are expensed in general and administrative expenses in the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership allocated the approximate purchase price paid for these properties acquired in 2012 as follows:

Land	$13,448,866
Buildings and improvements	96,920,940
Furniture, fixtures, and equipment	9,601,194
Mortgages and other notes	(11,459,794)

Borrowings and available cash	$108,511,206

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

The following summarizes the Partnership’s construction in progress at:

	June 30, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	13,766,440	25,712,973
Disposed of through sale	(7,612,989)	—
Placed in service	(15,410,283)	—

	$19,036,251	$28,293,083

During 2012 and 2011, the Partnership capitalized expenditures for improvements related to various development projects. In 2012, the Partnership placed into service three additions to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three and six months ended June 30, 2012. The balance of capitalized interest within construction in progress at June 30, 2012 and December 31, 2011 was $500,113 and $682,273, respectively. The amount capitalized during the three and six months ended June 30, 2012, and 2011, relative to interest incurred was $209,413, $503,210, $97,538, and $145,943, respectively.

4. Loan Receivables

The following summarizes the Partnership’s loan receivables, net, at:

	June 30, 2012	December 31, 2011
Beginning balance, January 1, 2012 and 2011, respectively	$33,031,117	$36,610,638
New capital improvement loans issued	3,453,608	4,073,410
Working capital and other loans issued	4,307,404	6,846,377
Reserve for uncollectible loans	(3,474,989)	(1,426,150)
Loan write offs	—	(86,156)
Loan amortization and repayments	(3,704,009)	(12,987,002)

	$33,613,131	$33,031,117

The Partnership’s reserve for uncollectible loan receivables balances at June 30, 2012 and December 31, 2011 was $5,651,138 and $2,176,149, respectively and any movement in the reserve is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

Interest income earned on loan receivables for the three and six months ended June 30, 2012 and 2011 was $977,925, $1,977,266, $994,243, and $1,972,757, respectively.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at:

	June 30, 2012	December 31, 2011
Gross amount	$21,008,028	$15,952,760
Accumulated amortization	(4,494,450)	(2,810,430)

Net	$16,513,578	$13,142,330

For the three and six months ended June 30, 2012, the Partnership wrote-off deferred financing costs of $0 and $24,436, respectively, with $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,632,226)	$3,869,625	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(32,587)	619,143	651,730	—	651,730
Tenant relationship	212,416	(8,497)	203,919	212,416	—	212,416

	$8,365,997	$(3,673,310)	$4,692,687	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,525,395	$(15,959,535)	$10,565,860	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542, $41,084, $0, and $0 for the three and six months ended June 30, 2012 and 2011, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and six months ended June 30, 2012 and 2011 was $146,445, $292,891, $161,142 and $322,285, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and six months ended June 30, 2012 and 2011 was $515,199, $1,030,398, $523,339, and $1,046,678, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the six months ended June 30, 2012 and 2011, the Partnership wrote-off above market leases of $0 and $2,678,000 with accumulated amortization of $0 and $1,316,232, respectively, and below market leases of $0 and $4,660,000 with accumulated accretion of $0 and $2,073,638, respectively, for a net recognition of $0 and $1,224,594, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Mortgage and Other Notes Payable

The Partnership’s mortgage and other notes payable consisted of the following:

	June 30, 2012	December 31, 2011
Term Loan (interest rate of 5.75% on June 30, 2012 and December 31, 2011, respectively)	$194,990,162	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on June 30, 2012 and December 31, 2011, respectively)	5,205,200	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802
2016 Revolver (interest rate of 5.25% on June 30, 2012)	26,368,589	—
2014 Revolver (interest rate of 6.50% on June 30, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on June 30, 2012 and December 31, 2011, respectively)	7,637,098	7,687,686
HUD loan (interest rate of 5.00% on June 30, 2012) inclusive of $2.5 million premium balance on June 30, 2012	13,996,688	—
Senior Notes (interest rate of 7.75% on June 30, 2012 and December 31, 2011, respectively), inclusive of $3.4 million and $2.6 million net premium balance on June 30, 2012 and December 31, 2011, respectively	403,383,695	302,552,127

Total	$651,581,432	$600,473,578

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.47% and 0.37% at June 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Partnership also has a $100 million Acquisition Credit Line. On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.47% and 0.37% at June 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

The Partnership incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015. The Acquisition Credit Line had an outstanding balance of $5.2 million as of June 30, 2012.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7 3/4% Senior Notes due 2019 (the Senior Notes), respectively. The Company is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Partnership’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of June 30, 2012 the interest rates are based upon the base rate 3.25% at June 30, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at June 30, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $26.4 million as of June 30, 2012.

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

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. The loan originated in November 2009 with a maturity date of October 1, 20144, and is based on a 40-year amortization schedule. The Partnership is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$552,587	$828,881	$—	$553,761	$6,655,574
2011	$1,683,430	$1,042,643	$1,563,964	$—	$553,761	$5,783,373

Distributions to the Partnership’s partners are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	$4,136,636	$1,164,486	$1,469,149	$—	$—	$1,107,522	$13,868,488
2011	$3,366,860	$1,892,983	$3,224,363	$—	$—	$1,107,522	$11,448,754

Weighted-average Units outstanding are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	328,613
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	236,022

Weighted-average Units outstanding are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	307,920
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	234,793

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and six months ended June 30, 2012 and 2011 was approximately $101,500, $203,000, $101,500 and $203,000, respectively.

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

The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $309,983,570 and $3,115,442 at June 30, 2012, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $243,579,151 and $6,976,157 at December 31, 2011, respectively.

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction.

The following table represents the time based option awards activity for the three and six months ended June 30, 2012 and 2011.

	Six months ended
	June 30, 2012	June 30, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Granted	910	—
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at June 30, 2012 and 2011	30,637	23,322

Options exercisable at end of period	—	—

Weighted average fair value of options granted to date	$130.95	$149.09

Weighted average remaining contractual life (years)	8.69	9.23

The following table represents the time based option awards outstanding at June 30, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,138	$1,000 – $1,124
Outstanding	30,637	22,322
Remaining contractual life (years)	8.69	9.23
Weighted average exercise price	$1,051	$1,004

The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011.

	2012 Grants	2011 Grants
Weighted dividend yield	7.57%	9.16%
Weighted risk-free interest rate	1.38%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.27%	38.00%
Weighted average exercise price	$1,135.09	$1,124.22
Weighted average fair value of options granted (per option)	$174.65	$149.09

The Partnership recorded non-cash compensation expenses of $371,000, $513,696, $306,899, and $606,367 for the three and six months ended June 30, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At June 30, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,151,000.

For the year ended December 31,	Options
2012	$701,650
2013	848,704
2014	424,982
2015	154,431
2016	21,448

Total	$2,151,215

Dividend equivalent rights associated with the Plan amounted to $620,298, $1,211,318, $546,886, and $1,082,614 for the three and six months ended June 30, 2012 and 2011, respectively and are recorded as distributions to partners for the periods presented. These dividend rights will be paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Partnership received a loan of $311,748, which was paid off in full as of June 30, 2011. There were no related party receivables or payables as of June 30, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At June 30, 2012, the Partnership was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$ 200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at June 30, 2012 (included in other assets)	$—
Asset balance at December 31, 2011(included in other assets)	$—
Liability balance at June 30, 2012 (included in other liabilities)	$(4,078,834)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of June 30, 2012 (dollars in thousands):

	Total Carrying Value at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(4,079)	—	(4,079)	—

	$(4,079)	$—	$(4,079)	$—

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

12. Commitments and Contingencies

The Partnership has a contractual arrangement with a tenant to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership is obligated to reimburse the fees to the tenant if and when the state withholds these fees from the tenant’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees is $1.4 million, which the Partnership has paid.

Judicial proceedings seeking declaratory relief for these fees are in process which if successful would provide for recovery of such amounts from the State of California. The Company has certain rights to seek relief against Trinity Health Systems for monies paid out under the indemnity claim; however, it is uncertain whether the Company will be successful in receiving any amounts from Trinity.

During 2011, the Partnership entered into a contractual arrangement with a tenant in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former tenant in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the tenant if and when the tenant incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.8 million has been paid to date. The remaining $0.5 million was accrued as a component of other liabilities in the consolidated balance sheets.

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

13. Concentration of Credit Risk

As of June 30, 2012, the Partnership’s portfolio of investments consisted of 247 healthcare facilities, located in 27 states and operated by 35 third party operators. At June 30, 2012, approximately 54.9% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.0%), Daybreak Healthcare (14.5%), Evergreen Healthcare (10.4%), Sun Mar Healthcare (7.8%), and Maplewood (7.3%). No other operator represents more than 6.8% of our total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.8%), California (16.3%), Ohio (7.9%), Connecticut (7.3%) and Pennsylvania (7.3%) at June 30, 2012.

For the six months ended June 30, 2012, the Partnership’s rental income from operations totaled approximately $57.8 million, of which approximately $8.9 million was from Daybreak Healthcare (15.4%), $8.5 million was from Saber Health Group (14.7%), $6.1 million was from Evergreen Healthcare (10.5%), $4.8 million was from Sun Mar Healthcare (8.3%), and $4.2 million was from Benchmark Healthcare (7.2%). No other operator generated more than 6.2% of the Partnership’s rental income from operations for the six months ended June 30, 2012.

14. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Partnership’s consolidated financial statements for all periods presented. In April 2012, the Partnership sold three properties in Arkansas and one property in Massachusetts to unrelated third parties (see Footnote 3). Below is a summary of the components of the discontinued operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$2,469	$662,797	$353,009	$1,103,691
Total expenses	(10,748)	(295,192)	(149,236)	(541,468)

Operating (loss) income	(8,279)	367,605	203,773	562,223
Other income and expenses:
Interest Expense	—	—	(27,104)	—
Amortization of deferred financing costs	—	(2,025)	(1,958)	(4,028)
Gain on sale of assets, net	4,425,246	—	4,425,246	—
Loss on extinguishment of debt	—	—	(13,264)	—

Total other income and expenses	4,425,246	(2,025)	4,382,920	(4,028)

Discontinued operations	$4,416,967	$365,580	$4,586,693	$558,195

15. Subsequent Events

On July 20, 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. The Company financed the purchase through cash.

On July 24, 2012, an additional 30,197 shares of common stock were issued by the Company in connection with a $34 million equity contribution by the REIT’s stockholders.

On July 26, 2012, the Partnership drew $10 million on the 2016 Revolver for working capital purposes.

16. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, and March 2012. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$10,481,215	$(201,177)	$66,495	$257,069	$—	$10,603,602
Net rental properties	—	463,879,194	428,380,925	26,921,853	—	919,181,972
Deferred financing costs, net	9,686,865	—	6,813,130	13,583	—	16,513,578
Other	14,990,552	35,416,960	30,168,801	3,045,278	—	83,621,591
Investment in and due from related parties, net	701,545,014	(15,572,132)	(441,754,119)	(2,821,317)	(241,397,446)	—

Total assets	$736,703,646	$483,522,845	$23,675,232	$27,416,466	$(241,397,446)	$1,029,920,743

Liabilities and equity
Mortgage and other notes payable	$403,383,695	$—	$226,563,950	$21,633,787	$—	$651,581,432
Due to related parties	7,271,639	—	—	—	—	7,271,639
Tenant security and escrow deposits	50,000	8,269,587	8,004,268	367,286	—	16,691,141
Accounts payable and accrued expenses	12,622,876	6,389,126	2,740,709	54,241	—	21,806,952
Other liabilities	4,355,258	5,385,344	13,808,799	—	—	23,549,401

Total liabilities	427,683,468	20,044,057	251,117,726	22,055,314	—	720,900,565
Total equity	309,020,178	463,478,788	(227,442,494)	5,361,152	(241,397,446)	309,020,178

Total liabilites and equity	$736,703,646	$483,522,845	$23,675,232	$27,416,466	$(241,397,446)	$1,029,920,743

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$42,354,896	$(2,791,432)	$159,014	$(518,751)	$—	$39,203,727
Net rental properties	—	450,260,525	349,586,248	22,740,966	—	822,587,739
Deferred financing costs, net	7,777,902	—	5,335,606	28,822	—	13,142,330
Other	16,119,370	30,443,220	28,043,355	223,220	—	74,829,165
Investment in and due from related parties, net	541,083,874	(13,202,518)	(308,678,696)	(6,958,782)	(212,243,878)	—

Total assets	$607,336,042	$464,709,795	$74,445,527	$15,515,475	$(212,243,878)	$949,762,961

Liabilities and equity
Mortgage and other notes payable	$302,552,127	$—	$284,159,963	$13,761,488	$—	$600,473,578
Due to related parties	6,726,541	—	—	—	—	6,726,541
Tenant security and escrow deposits	385,000	7,741,751	7,386,885	226,281	—	15,739,917
Accounts payable and accrued expenses	9,476,684	4,802,451	3,154,008	691,024	—	18,124,167
Other liabilities	40,937,724	6,553,327	13,949,741	—	—	61,440,792

Total liabilities	360,078,076	19,097,529	308,650,597	14,678,793	—	702,504,995
Total equity	247,257,966	445,612,266	(234,205,070)	836,682	(212,243,878)	247,257,966

Total liabilities and equity	$607,336,042	$464,709,795	$74,445,527	$15,515,475	$(212,243,878)	$949,762,961

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$13,594,528	$15,727,613	$409,361	$—	$29,731,502
Tenant recoveries	—	1,291,460	1,078,243	38,723	—	2,408,426
Interest on loans to lessees	525,462	351,013	460,717	—	—	1,337,192

Total revenues	525,462	15,237,001	17,266,573	448,084	—	33,477,120
Expenses
Rent and other operating expenses	69,871	18,026	149,423	2,358	—	239,678
General and administrative	5,290,646	170,222	2,777,632	42,189	—	8,280,689
Real estate taxes	—	1,287,012	1,104,307	38,723	—	2,430,042
Depreciation	—	3,432,951	3,233,142	113,356	—	6,779,449
Loss on impairment	—	3,679,657	—	—	—	3,679,657

Total expenses	5,360,517	8,587,868	7,264,504	196,626	—	21,409,515

Operating (loss) income	(4,835,055)	6,649,133	10,002,069	251,458	—	12,067,605

Total other income and expenses	(8,014,868)	(39,782)	(4,678,621)	(138,703)	—	(12,871,974)

(Loss) income from continuing operations	(12,849,923)	6,609,351	5,323,448	112,755	—	(804,369)
Discontinued operations	—	112,211	—	4,304,756	—	4,416,967

Net (loss) income	(12,849,923)	6,721,562	5,323,448	4,417,511	—	3,612,598

Equity in income (loss) of subsidiaries	16,462,521	—	—	—	(16,462,521)	—

Net income (loss) allocable to common units	$3,612,598	$6,721,562	$5,323,448	$4,417,511	$(16,462,521)	$3,612,598

Net income	$3,612,598	$6,721,562	$5,323,448	$4,417,511	$(16,462,521)	$3,612,598
Unrealized loss on derivative instruments	—	—	(573,164)	—	—	(573,164)

Total comprehensive income	$3,612,598	$6,721,562	$4,750,284	$4,417,511	$(16,462,521)	$3,039,434

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$28,811,277	$28,257,003	$755,418	$—	$57,823,698
Tenant recoveries	—	2,487,687	1,850,116	72,750	—	4,410,553
Interest on loans to lessees	1,078,194	687,584	917,536	—	—	2,683,314

Total revenues	1,078,194	31,986,548	31,024,655	828,168	—	64,917,565
Expenses
Rent and other operating expenses	143,673	34,344	302,469	2,358	—	482,844
General and administrative	7,086,451	470,724	5,071,588	42,189	—	12,670,952
Real estate taxes	—	2,776,980	1,803,515	65,490	—	4,645,985
Depreciation	—	6,722,066	5,859,577	195,379	—	12,777,022
Loss on impairment	—	4,378,858	—	—	—	4,378,858

Total expenses	7,230,124	14,382,972	13,037,149	305,416	—	34,955,661

Operating (loss) income	(6,151,930)	17,603,576	17,987,506	522,752	—	29,961,904

Total other income and expenses	(14,071,927)	(139,871)	(10,454,005)	(253,894)	—	(24,919,697)

(Loss) income from continuing operations	(20,223,857)	17,463,705	7,533,501	268,858	—	5,042,207
Discontinued operations		331,590		4,255,103		4,586,693

Net (loss) income	(20,223,857)	17,795,295	7,533,501	4,523,961	—	9,628,900

Equity in income (loss) of subsidiaries	29,852,757	—	—	—	(29,852,757)	—

Net income (loss) allocable to common units	$9,628,900	$17,795,295	$7,533,501	$4,523,961	$(29,852,757)	$9,628,900

Net income	$9,628,900	$17,795,295	$7,533,501	$4,523,961	$(29,852,757)	$9,628,900
Unrealized loss on derivative instruments	—	—	(781,492)	—	—	(781,492)

Total comprehensive income	$9,628,900	$17,795,295	$6,752,009	$4,523,961	$(29,852,757)	$8,847,408

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended June 30, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$12,540,349	$10,966,789	$346,200	$—	$23,853,338
Tenant recoveries	—	1,028,370	662,421	11,216	—	1,702,007
Interest on loans to lessees	260,980	472,498	598,683	—	—	1,332,161

Total revenues	260,980	14,041,217	12,227,893	357,416	—	26,887,506
Expenses
Rent and other operating expenses	41,431	25,786	123,924	—	—	191,141
General and administrative	1,183,282	511,030	1,543,575	1,722	—	3,239,609
Real estate taxes	—	1,072,175	795,913	11,216	—	1,879,304
Depreciation	—	2,668,853	2,279,186	82,022	—	5,030,061

Total expenses	1,224,713	4,277,844	4,742,598	94,960	—	10,340,115

Operating (loss) income	(963,733)	9,763,373	7,485,295	262,456	—	16,547,391

Total other income and expenses	(5,953,206)	743,491	(4,584,856)	(116,292)	—	(9,910,863)

(Loss) income from continuing operations	(6,916,939)	10,506,864	2,900,439	146,164	—	6,636,528
Discontinued operations	—	403,137	—	(37,557)		365,580

Net (loss) income	(6,916,939)	10,910,001	2,900,439	108,607	—	7,002,108

Equity in income (loss) of subsidiaries	13,919,047	—	—	—	(13,919,047)	—

Net income (loss) allocable to common units	$7,002,108	$10,910,001	$2,900,439	$108,607	$(13,919,047)	$7,002,108

Net income	$7,002,108	$10,910,001	$2,900,439	$108,607	$(13,919,047)	$7,002,108
Unrealized loss on derivative instruments	—	—	(3,586,630)	—	—	(3,586,630)

Total comprehensive income	$7,002,108	$10,910,001	$(686,191)	$108,607	$(13,919,047)	$3,415,478

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Six Months Ended June 30, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$21,050,368	$21,620,410	$692,461	$—	$43,363,239
Tenant recoveries	—	1,900,043	1,377,403	22,433	—	3,299,879
Interest on loans to lessees	622,125	932,713	1,097,170	—	—	2,652,008

Total revenues	622,125	23,883,124	24,094,983	714,894	—	49,315,126
Expenses
Rent and other operating expenses	80,568	59,537	252,700	—	—	392,805
General and administrative	2,516,469	663,753	3,144,146	2,299	—	6,326,667
Real estate taxes	—	1,943,846	1,510,895	22,433	—	3,477,174
Depreciation	—	5,070,388	4,442,254	164,043	—	9,676,685

Total expenses	2,597,037	7,737,524	9,349,995	188,775	—	19,873,331

Operating (loss) income	(1,974,912)	16,145,600	14,744,988	526,119	—	29,441,795

Total other income and expenses	(8,469,613)	743,879	(13,322,758)	(232,941)	—	(21,281,433)

(Loss) income from continuing operations	(10,444,525)	16,889,479	1,422,230	293,178	—	8,160,362
Discontinued operations	—	633,060	—	(74,865)	—	558,195

Net (loss) income	(10,444,525)	17,522,539	1,422,230	218,313	—	8,718,557

Equity in income (loss) of subsidiaries	19,163,082	—	—	—	(19,163,082)	—

Net income (loss) allocable to common units	$8,718,557	$17,522,539	$1,422,230	$218,313	$(19,163,082)	$8,718,557

Net income	$8,718,557	$17,522,539	$1,422,230	$218,313	$(19,163,082)	$8,718,557
Unrealized loss on derivative instruments	—	—	(3,077,996)	—	—	(3,077,996)

Total comprehensive income	$8,718,557	$17,522,539	$(1,655,766)	$218,313	$(19,163,082)	$5,640,561

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(148,522,190)	$28,070,676	$144,623,687	$(6,323,844)	$—	$17,848,329
Net cash provided by (used in) investing activities	407,937	(25,480,421)	(84,539,102)	10,687,160	—	(98,924,426)
Financing activities	—	—	—	—	—
Borrowings of debt	101,000,000	—	87,504,200	2,536,894	—	191,041,094
Repayment of debt	—	—	(145,100,212)	(6,124,390)	—	(151,224,602)
Payment of financing costs	(2,539,196)	—	(2,581,092)	—	—	(5,120,288)
Capital contributions	75,000,000	—	—	—	—	75,000,000
Deferred contributions	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(22,220,232)	—	—	—	—	(22,220,232)

Net cash provided by (used in) financing activities	116,240,572	—	(60,177,104)	(3,587,496)	—	52,475,972

Net increase (decrease) in cash and cash equivalents	(31,873,681)	2,590,255	(92,519)	775,820	—	(28,600,125)
Cash and cash equivalents:
Beginning of period	42,354,896	(2,791,432)	159,014	(518,751)	—	39,203,727

End of period	$10,481,215	$(201,177)	$66,495	$257,069	$—	$10,603,602

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(unaudited)

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(275,239,908)	$52,792,308	$253,202,350	$1,345,474	$—	$32,100,224
Net cash provided by (used in) investing activities	3,883,936	(53,713,067)	(19,457,173)	(2,295,640)	—	(71,581,944)
Financing activities					—	—
Borrowings of debt	302,750,000	—	10,200,000	980,747	—	313,930,747
Repayment of debt	—	—	(242,940,554)	(47,412)	—	(242,987,966)
Payment of financing costs	(8,221,826)	—	(895,126)	—	—	(9,116,952)
Capital contributions	10,000,000	—	—	—	—	10,000,000
Cash distributions to partners	(21,757,115)	—	—	—	—	(21,757,115)

Net cash provided by (used in) financing activities	282,771,059	—	(233,635,680)	933,335	—	50,068,714

Net increase (decrease) in cash and cash equivalents	11,415,087	(920,759)	109,497	(16,831)	—	10,586,994
Cash and cash equivalents:
Beginning of period	12,126,776	445,766	462,846	(6,914)	—	13,028,474

End of period	$23,541,863	$(474,993)	$572,343	$(23,745)	$—	$23,615,468

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

Overview

We operate a self-administered real estate investment trust, or REIT, that focuses on the ownership of healthcare properties, principally skilled nursing facilities (“SNFs”). We generate our revenues through long-term triple-net leases with a diversified group of high quality operators throughout the United States. Through our predecessor entities, we have been in the business of financing operators of SNFs for over 30 years. We believe that we have one of the largest SNF portfolios in the United States which as of June 30, 2012 consisted of 249 properties, of which 215 were SNFs, with 22,597 licensed beds in 27 states leased to 35 operators.

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

We lease our properties to a diversified group of 35 operators with no single operator representing more than 15.8% of our revenues as of June 30, 2012. We have a geographically diversified portfolio of properties located in 27 states, with no state representing more than 19.0% of our revenues as of June 30, 2012. Our properties are leased to third party tenants under long-term triple-net leases. The operators are responsible for all operating costs and expenses related to the property, including facility maintenance and insurance required in connection with the properties and the business conducted on the properties, taxes levied on or with respect to the properties (other than taxes on our income) and all utilities and other services necessary or appropriate for the properties and the business conducted on the properties. Our leases are typically master leases with initial terms of 10 years or more, annual rent escalation provisions of 2% to 3%, guarantees, cross-default provisions and security deposits and typically do not have operator purchase options. As of June 30, 2012, the leases for 247 of our 249 properties were supported by personal and/or corporate guarantees. As of June 30, 2012, our leases had an average remaining term of 8.4 years.

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

The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.7 trillion in 2011 to approximately $4.8 trillion in 2021. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $151 billion in 2011 to approximately $255 billion in 2021, representing a compound annual growth rate, or CAGR, of 5.4%.

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

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Revenues

Revenues increased $6.6 million or 24.5% from $26.9 million for the three months ended June 30, 2011 to $33.5 million for the same period in 2012. The increase in rental revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2011 and 2012 and the write off of deferred rental income as a result of lease terminations in the prior year period.

Revenues increased $15.6 million or 31.6% from $49.3 million for the six months ended June 30, 2011 to $64.9 million for the same period in 2012. The increase in rental revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2011 and 2012 and the write off of deferred rental income as a result of lease terminations in the prior year period.

Detailed changes in revenues for the three and six months ended June 30, 2012 compared to the same period in 2011 were as follows:

•

Rental income increased $5.9 million or 24.6% from $23.9 million for the three months ended June 30, 2011 to $29.7 million for the same period in 2012. The increase is primarily due to the additional rent of approximately $6.6 million associated with the acquisitions and investments made during 2011 and 2012 and partially offset by the 2012 write off of uncollectible accounts receivable of approximately $1.7 million related to one operator.

•

Rental income increased $14.5 million or 33.3% from $43.4 million for the six months ended June 30, 2011 to $57.8 million for the same period in 2012. The increase is primarily due to the additional rent of approximately $12.0 million associated with the acquisitions and investments made during 2011 and 2012, additional income of approximately $3.1 million as a result of a decrease in deferred rent write-offs and partially offset by the 2012 write off of uncollectible accounts receivable of approximately $1.7 million related to one operator.

•

Tenant recoveries increased $0.7 million or 41.5% from $1.7 million for the three months ended June 30, 2011 to $2.4 million for the same period in 2012. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due to increases in real estate taxes from investments held more than one year.

•

Tenant recoveries increased $1.1 million or 33.7% from $3.3 million for the six months ended June 30, 2011 to $4.4 million for the same period in 2012. The increase was a result of the additional tenant recoveries associated with real estate taxes for newly acquired facilities. The increase was also due to increases in real estate taxes from investments held more than one year.

•	Interest on loans to tenants were materially consistent for the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Expenses

Expenses increased $11.1 million or 107.1% from $10.3 million for the three months ended June 30, 2011 to $21.4 million for the same period in 2012. This increase was primarily due to an increase of $5.0 million of additional general and administrative expenses primarily due to an increase in the reserve for bad debt expense on uncollectible loan receivables for one tenant, $3.7 million increase of impairment charges recognized for three facilities in the portfolio, $1.6 million increase in depreciation expense associated with the acquisitions and investments made during 2011 and 2012, and additional professional fees and an increase in office salaries, as compared to the same periods in 2011.

Expenses increased $15.1 million or 75.9% from $19.9 million for the six months ended June 30, 2011 to $35.0 million for the same period in 2012. This increase was primarily due to an increase of $6.4 million of additional general and administrative expenses primarily due to an increase in the reserve for bad debt expense on uncollectible loan receivables for one tenant, $4.4 million increase of impairment charges recognized for five facilities in the portfolio, $2.8 million increase in depreciation expense and $1.0 million increase in real estate tax expense primarily associated with the acquisitions and investments made during 2011 and 2012, and additional professional fees and an increase in office salaries, as compared to the same periods in 2011.

Detailed changes in expenses for the three and six months ended June 30, 2012 compared to the same period in 2011 were as follows:

•

Rent and other operating expenses increased $49,000 or 25.4% from $191,000 for the three months ended June 30, 2011 to $240,000 for the same period in 2012. The increase was primarily due to an increase in insurance expense year over year.

•

Rent and other operating expenses increased $90,000 or 22.9% from $393,000 for the six months ended June 30, 2011 to $483,000 for the same period in 2012. The increase was primarily due to an increase in insurance expense year over year.

•

General and administrative expense increased $5.1 million or 155.6% from $3.2 million for the three months ended June 30, 2011 to $8.3 million for the same period in 2012. The increase was primarily due to an increase in the reserve for bad debt expense on uncollectible loan receivables for one tenant in the amount of $4.1 million. Additionally, there was an increase in professional and legal fees incurred for prospective deals of $0.4 million and an increase in office salaries of $0.5 million due to an increase in staff.

•

General and administrative expense increased $6.4 million or 100.3% from $6.3 million for the six months ended June 30, 2011 to $12.7 million for the same period in 2012. The increase was primarily due to an increase in the reserve for bad debt expense on uncollectible loan receivables for one tenant in the amount of $4.1 million. Additionally, there was an increase in professional and legal fees incurred for prospective deals of $1.2 million and an increase in office salaries of $0.7 million due to an increase in staff.

•

Real estate tax expense increased by $0.5 million or 29.3%, from $1.9 million for the three months ended June 30, 2011 compared to $2.4 million for the same period in 2012. The increase is associated with additional taxes for newly acquired facilities described above.

•

Real estate tax expense increased by $1.2 million or 33.6%, from $3.4 million for the six months ended June 30, 2011 compared to $4.6 million for the same period in 2012. The increase is associated with additional taxes for newly acquired facilities described above.

•

Depreciation expense increased $1.7 million or 34.8% from $5.0 million for the three months ended June 30, 2011 to $6.7 million for the same period in 2012. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above.

•

Depreciation expense increased $3.1 million or 32.0% from $9.7 million for the six months ended June 30, 2011 to $12.8 million for the same period in 2012. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above.

•

Loss on impairment expense incurred for the three months ended June 30, 2012 of $3.7 million was the result of a loss on our investment in three facilities that will not be recovered based upon anticipated disposition of assets from market comparables.

•

Loss on impairment expense incurred for the six months ended June 30, 2012 of $4.4 million was the result of a loss on investment in five facilities that will not be recovered based upon anticipated disposition of assets from market comparables.

Other Income and Expenses

•

Interest and other income decreased $765,000 or 92.5% from $827,000 for the three months ended June 30, 2011 to $62,000 for the same period in 2012. The majority of the decrease was due to non-recurring income of $810,000 that was earned for the sales of unoccupied licensed beds in 2011 and no such sale occurred in 2012.

•

Interest and other income decreased $765,000 or 91.8% from $833,000 for the six months ended June 30, 2011 to $68,000 for the same period in 2012. The majority of the decrease was due to non-recurring income of $810,000 that was earned for the sales of unoccupied licensed beds in 2011 and no such sale occurred in 2012.

•

Interest expense increased $2.6 million or 27.3% from $9.4 million for the three months ended June 30, 2011 to $11.9 million for the same period in 2012. The majority of the increase was due to a $2.0 million increase in bond interest expense due to the increase in the outstanding principal balance.

•

Interest expense increased $6.2 million or 36.5% from $16.9 million for the six months ended June 30, 2011 to $23.1 million for the same period in 2012. The majority of the increase was due to a $5.5 million increase in bond interest expense due to the increase in the outstanding principal balance.

•

Amortization of deferred financing fees increased $0.3 million, or 41.9%, from $0.7 million for the three months ended June 30, 2011 to $0.9 million for the same period in 2012. The increase was due to an increase in the amount of costs capitalized for new financings and subsequent amortization.

•

Amortization of deferred financing fees increased $0.4 million, or 27.8%, from $1.3 million for the six months ended June 30, 2011 to $1.7 million for the same period in 2012. The increase was due to an increase in the amount of costs capitalized for new financings and subsequent amortization.

•

Earnout accretion increased $33,000, or 50.0%, from $67,000 for the three months ended June 30, 2011 to $100,000 for the same period in 2012. The increase is the result of the amortization of an earnout provision liability related to an acquisition that did not close until May 2011 at which point the earnout started amortizing.

•

Earnout accretion increased $133,000, or 200.0%, from $67,000 for the six months ended June 30, 2011 to $200,000 for the same period in 2012. The increase is the result of the amortization of an earnout provision liability related to an acquisition that did not close until May 2011 at which point the earnout started amortizing.

•

Loss on extinguishment of debt decreased $0.7 million or 100.0% from $0.7 million for the three months ended June 30, 2011 to $0 for the same period in 2012. This non-recurring expense was a result of non-cash write-off of deferred financing costs in the 2011 periods.

•

Loss on extinguishment of debt decreased $3.8 million or 100.0% from $3.8 million for the six months ended June 30, 2011 to $0 for the same period in 2012. This non-recurring expense was a result of non-cash write-off of deferred financing costs in the 2011 periods.

•

Discontinued operations increased $4.0 million, from $0.4 million for the three months ended June 30, 2011 to $4.4 million for the same period in 2012. The increase is primarily due to the $4.4 million gain on sale of assets, net, that resulted from the sales of four properties in 2012.

•

Discontinued operations increased $4.0 million, from $0.6 million for the six months ended June 30, 2011 to $4.6 million for the same period in 2012. The increase is primarily due to the $4.4 million gain on sale of assets, net, that resulted from the sales of four properties in 2012.

Property Acquisitions and Dispositions

Aviv REIT had the following rental property activity during the six months ended June 30, 2012 as described below:

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

•

In April 2012, Aviv Financing V acquired fifteen properties in Texas from an unrelated third party for a purchase price of $72,700,000. Aviv REIT financed this purchase through cash and borrowings of $37,500,000 under the 2016 Revolver.

•	In April 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and recognized a net gain of approximately $438,000.

•	In April 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and recognized a gain of approximately $4,306,300.

•	In April 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000 and recognized a loss of approximately $319,000.

•

In April 2012, Aviv Financing I acquired a property in Florida from an unrelated third party for a purchase price of $4,936,000. Aviv REIT financed this purchase through cash and borrowings of $3,455,200 under the Acquisition Credit Line.

•

In May 2012, Aviv Financing V acquired a property in Wisconsin from an unrelated third party for a purchase price of $2,500,000. Aviv REIT financed this purchase through cash and borrowings of $1,750,000 under the 2016 Revolver.

•	In May 2012, Aviv Financing V acquired a land parcel in Texas from an unrelated third party for a purchase price of $60,000. Aviv REIT financed this purchase through cash.

•

In June 2012, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of $16,000,000. Aviv REIT financed this purchase through the assumption of the seller’s loan of approximately $11,460,000 and cash.

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

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Term Loan, Acquisition Credit Line, 2016 Revolver, and the Senior Notes. We have a total indebtedness of approximately $651.6 million inclusive of our debt premium as of June 30, 2012. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

As of June 30, 2012, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

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

The interest rate applicable to the Term Loan and the Acquisition Credit Line is based upon LIBOR, subject to a 1.25% floor, plus 4.5%. At our option the interest rate may be calculated at the prime rate plus 4.5%. The interest rate under the Term Loan and the Acquisition Credit Line was 5.75% on June 30, 2012.

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

On March 28, 2012, we issued an additional $100 million aggregate principal amount of Senior Notes in a private placement. Such Senior Notes were sold at a premium, resulting in gross proceeds of $101.0 million and net proceeds of approximately $99.1 million after deducting commissions and expenses. The net proceeds from the offering of such Senior Notes were used to pay down the 2016 Revolver, the Acquisition Credit Line and the Construction Loan. On May 11, 2012, the Issuers launched an exchange offer in order to provide investors with an opportunity to exchange the Senior Notes for notes that have been registered under the Securities Act. The exchange was consummated on June 11, 2012, and 100% of the Senior Notes were exchanged for registered Senior Notes.

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

At June 30, 2012, the 2016 Revolver was secured by first lien mortgages on 34 of our properties, a pledge of the capital stock of our subsidiaries that own such properties and of Aviv Financing V, L.L.C. (the holding company of such property-owning subsidiaries) and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under the 2016 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) 70% of the appraised value of the properties securing the 2016 Revolver, (ii) the aggregate EBITDAR (earnings before interest expense, income taxes, depreciation and amortization, rent expense paid to the Partnership and certain other extraordinary items) reported by the tenants of the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 18.6% and (iii) rental revenue from the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 15.5%. As of June 30, 2012, the borrowing availability under the 2016 Revolver based on clause (i) of the preceding sentence was $68.4 million. As of June 30, 2012, the 2016 Revolver had an outstanding principal balance of $26.4 million.

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

The 2016 Revolver provides that no loans or other extensions of credit can be made under the 2016 Revolver unless the maximum amount available under the 2014 Revolver (based on the borrowing base calculation as of the relevant date) has been drawn.

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

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of June 30, 2012 (including future interest payments).

	Payments Due by Period
		(in thousands)
	Less than 1 Year	1-3 Years	3-5 Years		More than 5 Years	Total
Mortgage term loan and other notes payable	$19,378	$38,676	$227,024	(1)	$19,499	$304,577
7 3/4% Senior Notes due 2019 (2)	31,000	62,000	62,000		451,667	606,667

Total	$50,378	$100,676	$289,024	(1)	$471,166	$911,244

(1)	Primarily relates to maturity of indebtedness under our Term Loan and Acquisition Credit Line in September 2015. Does not give effect to any amounts to be drawn under the Acquisition Credit Line which would also mature in September 2015. Interest rate for Term Loan is inclusive of swap rate. See “—Term Loan and Acquisition Credit Line” above.
(2)	Reflects $400 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows of Aviv REIT

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

•

Cash provided by operations decreased $14.6 million or 43.9% from $33.2 million for the six months ended June 30, 2011 to $18.6 million for the same period in 2012. The decrease was primarily due to the increase of $3.8 million in deferred rental income primarily due to the decrease in deferred rent write offs of $2.7 million as compared to the same period in 2011. The decrease can also be attributed to the gain of $4.4 million on sale of assets, and decrease in non-cash loss on extinguishment of debt of $3.8 million as compared to the same period in 2011.

•

Cash used in investing activities increased $27.3 million or 38.2% from $71.6 million for the six months ended June 30, 2011 to $98.9 million for the same period in 2012. The increase is due to the increase in acquisition and investment activity of $42.6 million offset by the sale of rental properties of $30.5 million in the six months ended June 30, 2012, as compared to the same period in 2011.

•

Cash provided by financing activities increased $2.4 million from $50.1 million for the six months ended June 30, 2011 to $52.5 million for the same period in 2012. The increase was primarily due to the net decrease of $31.1 million in additional debt funding received and an increase of $30 million additional net equity issuances during the period, as compared to the same period in 2011, used for investment activity.

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of June 30, 2012 was approximately $667.4 million.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended June 30, 2012, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended June 30, 2012, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AVIV REIT, INC.

August 14, 2012	By:	/s/ Steven J. Insoft

Name: Steven J. Insoft Title: Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

August 14, 2012	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ Steven J. Insoft

Name: Steven J. Insoft Title: Chief Operating Officer, Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.