Form 10-Q
period 2012-09-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2012-11-14
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2012, Aviv REIT, Inc. had 358,685 shares of common stock outstanding.

As of November 14, 2012, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 358,685 Class G Units outstanding.

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

Aviv REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30 2012	December 31 2011
Assets
Real estate investments
Land	$113,563,712	$102,925,122
Buildings and improvements	910,201,968	777,249,381
Construction in progress	25,418,749	28,293,083
Assets under direct financing leases	11,015,786	10,916,181

	1,060,200,215	919,383,767
Less accumulated depreciation	(112,807,661)	(96,796,028)

Net real estate investments	947,392,554	822,587,739
Cash and cash equivalents	14,942,476	40,862,023
Straight-line rent receivable, net	35,647,906	29,926,203
Tenant receivables, net	5,623,983	6,007,800
Deferred finance costs, net	15,597,577	13,142,330
Secured loan receivables, net	34,444,718	33,031,117
Other assets	8,923,796	5,864,045

Total assets	$1,062,573,010	$951,421,257

Liabilities and equity
Senior notes payable and other debt	$664,190,571	$600,473,578
Accounts payable and accrued expenses	15,034,146	18,124,167
Tenant security and escrow deposits	17,748,993	15,739,917
Other liabilities	32,116,821	34,824,629
Deferred contribution	—	35,000,000

Total liabilities	729,090,531	704,162,291
Equity:
Stockholders’ equity
Common stock (par value $0.01; 358,685 and 262,239 shares outstanding, respectively)	3,586	2,622
Additional paid-in-capital	374,884,845	264,960,352
Accumulated deficit	(37,187,620)	(21,382,823)
Accumulated other comprehensive loss	(2,374,047)	(1,867,759)

Stockholders’ equity	335,326,764	241,712,392
Noncontrolling interests	(1,844,285)	5,546,574

Total equity	333,482,479	247,258,966

Total liabilities and equity	$1,062,573,010	$951,421,257

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental income	$29,583,062	$21,761,565	$87,171,329	$64,947,508
Interest on secured loans and financing lease	860,328	1,224,785	3,543,642	3,876,793
Interest and other income	1,058,580	7,276	1,126,890	840,144

Total revenues	31,501,970	22,993,626	91,841,861	69,664,445
Expenses
Interest expense	12,905,768	9,976,486	37,693,597	28,217,549
Depreciation and amortization	6,894,012	5,170,690	19,671,033	14,847,375
General and administrative	3,947,939	3,049,367	11,406,114	8,547,489
Transaction costs	1,286,425	2,609,727	3,507,057	3,421,283
Loss on impairment	1,766,873	—	6,145,731	—
Reserve for uncollectible loan receivables	2,833,419	926,474	6,308,408	1,336,269
Loss on extinguishment of debt	—	—	—	3,806,513
Other expenses	100,088	100,088	300,265	166,814

Total expenses	29,734,524	21,832,832	85,032,205	60,343,292

Income from continuing operations	1,767,446	1,160,794	6,809,656	9,321,153
Discontinued operations	—	(846,805)	4,586,692	(288,611)

Net income	1,767,446	313,989	11,396,348	9,032,542
Net income allocable to noncontrolling interests	(637,162)	(143,187)	(4,451,239)	(4,119,642)

Net income allocable to stockholders	$1,130,284	$170,802	$6,945,109	$4,912,900

Net income	$1,767,446	$313,989	$11,396,348	$9,032,542
Unrealized loss on derivative instruments	(39,482)	(4,086,047)	(820,974)	(7,164,043)

Total comprehensive income (loss)	$1,727,964	$(3,772,058)	$10,575,374	$1,868,499

Net income allocable to stockholders	$1,130,284	$170,802	$6,945,109	$4,912,900
Unrealized loss on derivative instruments, net of noncontrolling interest portion of $14,233, $1,863,252, $314,686, and $3,306,106, respectively	(25,249)	(2,222,695)	(506,288)	(3,857,937)

Total comprehensive income (loss) allocable to stockholders	$1,105,035	$(2,051,893)	$6,438,821	$1,054,963

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2012 (unaudited)

	Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling
	Shares	Amount	Capital	Deficit	income (loss)	Equity	Interests	Total Equity

Balance at January 1, 2012	262,239	$2,622	$264,960,352	$(21,382,823)	$(1,867,759)	$241,712,392	$5,546,574	$247,258,966
Non-cash stock-based compensation	—	—	925,457	—	—	925,457	304,500	1,229,957
Distributions to partners	—	—	—	—	—	—	(11,831,912)	(11,831,912)
Capital contributions	96,446	964	108,999,036	—	—	109,000,000	—	109,000,000
Unrealized loss on derivative instruments	—	—	—	—	(506,288)	(506,288)	(314,686)	(820,974)
Dividends to stockholders	—	—	—	(22,749,906)	—	(22,749,906)	—	(22,749,906)
Net income	—	—	—	6,945,109	—	6,945,109	4,451,239	11,396,348

Balance at September 30, 2012	358,685	$3,586	$374,884,845	$(37,187,620)	$(2,374,047)	$335,326,764	$(1,844,285)	$333,482,479

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$11,396,348	$9,032,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,705,142	15,303,737
Amortization of deferred financing costs	2,626,446	1,996,845
Accretion of senior note premium	(292,423)	(129,815)
Straight-line rental income, net	(5,922,684)	1,586,497
Rental income from intangible amortization, net	(1,149,423)	(1,044,431)
Non-cash stock-based compensation	1,229,957	1,598,715
Gain on sale of assets, net	(4,425,246)	—
Non-cash loss on extinguishment of debt	13,264	3,806,513
Loss on impairment of assets	6,145,731	858,916
Reserve for uncollectible loan receivables	6,308,408	1,250,113
Accretion of earn-out provision for previously acquired real estate investments	300,265	166,814
Changes in assets and liabilities:
Tenant receivables	(2,911,903)	(6,685,920)
Other assets	(3,560,710)	2,070,268
Accounts payable and accrued expenses	(4,676,099)	95,433
Tenant security deposits and other liabilities	(856,750)	1,849,652

Net cash provided by operating activities	23,930,323	31,755,879
Investing activities
Purchase of real estate investments	(133,998,037)	(80,719,101)
Sale of real estate investments	30,542,644	—
Capital improvements and other developments	(31,696,657)	(17,300,401)
Secured loan receivables (funded to) received from others, net	(2,348,748)	6,256,744

Net cash used in investing activities	(137,500,798)	(91,762,758)

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Financing activities
Borrowings of debt	$224,761,094	$328,932,727
Repayment of debt	(172,211,473)	(243,892,020)
Payment of financing costs	(5,143,395)	(9,429,792)
Capital contributions	109,000,000	10,419,757
Deferred contribution	(35,000,000)	—
Cash distributions to partners	(12,523,881)	(14,838,568)
Cash dividends to stockholders	(21,231,417)	(17,949,813)

Net cash provided by financing activities	87,650,928	53,242,291

Net (decrease) increase in cash and cash equivalents	(25,919,547)	(6,764,588)
Cash and cash equivalents:
Beginning of period	40,862,023	13,029,474

End of period	$14,942,476	$6,264,886

Supplemental cash flow information
Cash paid for interest	$41,967,088	$25,080,857
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$10,097,872	$5,547,639
Accrued distributions payable to partners	$4,052,974	$4,646,091
Earn-out accrual and addition to real estate investments	$—	$3,332,745
Write-off of straight-line rent receivable, net	$567,745	$6,785,132
Write-off of in-place lease intangibles, net	$48,554	$35,536
Write-off of deferred financing costs, net	$13,264	$3,806,513
Assumed debt	$11,459,794	$—

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The predecessor to the Partnership was formed in 2005 and, at September 30, 2012, the Partnership directly or indirectly owned or leased 250 properties, principally skilled nursing facilities, across the United States. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. On January 4, 2011, an additional 8,857 shares of common stock were issued by the REIT in connection with a $10 million equity contribution by the REIT’s stockholders. An additional 26,341 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. An additional 30,730 shares of common stock were issued by the REIT on January 23, 2012 in connection with the $35 million equity contribution by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end is recognized as a liability as of December 31, 2011 as the shares of common stock were issued in the three months ended March 31, 2012. An additional 35,519 shares of common stock were issued by the REIT on March 28, 2012 concurrent with the $40 million equity contribution by the REIT’s stockholders. On July 24, 2012, an additional 30,197 shares of common stock were issued by the REIT concurrent with the $34 million equity contribution by the REIT’s stockholders. At September 30, 2012, there were 358,685 shares of common stock and 125 shares of preferred stock outstanding. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and is included in additional paid-in-capital.

The operating results of the Partnership are allocated based upon the respective economic interests therein. The REIT’s ownership of the Partnership was 64.46% as of September 30, 2012 and the weighted average for the three and nine months ended September 30, 2012 and 2011 were 63.95%, 61.85%, 54.4% and 54.4%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of full year results.

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

Real Estate Investments

The Company periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three months ended September 30, 2012, buildings in Youngstown, AZ, Zion, IL, and Bremerton, WA were impaired for $1,076,704, $540,000, and $150,169, respectively. These impairments were taken upon anticipated disposition of these assets. As part of the impairment evaluation for the nine months ended September 30, 2012, buildings in Youngstown, AZ, Fall River, MA, West Chester, OH, Cincinnati, OH, Zion, IL, and Bremerton, WA were impaired for $1,634,700, $141,204, $3,129,658, $90,000, $1,000,000, and $150,169, respectively, to reflect the estimated fair values (Level 2). As part of impairment evaluation during 2011, a building in Medford, MA was impaired for $858,916 to reflect the difference between the book value and the estimated fair value (Level 2), and is included in discontinued operations.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected as rental income on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash rental income, net	$27,368,706	$22,958,679	$80,099,222	$65,276,702
Straight-line rental income (loss)	1,802,440	(1,517,152)	5,922,684	(1,373,625)
Rental income from intangible amortization	411,916	320,038	1,149,423	1,044,431

Total rental income	$29,583,062	$21,761,565	$87,171,329	$64,947,508

During the three months ended September 30, 2012 and 2011, straight-line rental income (loss) includes a write-off of straight-line rent receivable of $0 and $3,165,518, respectively, and for the nine months ended September 30, 2012 and 2011, $567,745 and $6,446,893, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible tenant receivables is reflected in total rental income. The amount incurred during the three months ended September 30, 2012 and 2011 was $771,211 and $27,298, respectively, and for the nine months ended September 30, 2012 and 2011 was $2,512,528, and $53,019, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. The Company currently has one direct financing lease with a carrying value of $11,015,786 as of September 30, 2012. Principal amortization (accretion) is reflected as an adjustment to the asset. Such accretion was $32,264 and $33,832 for the three months ended September 30, 2012 and 2011, respectively, and $99,606 and $104,044 for the nine months ended September 30, 2012 and 2011, respectively.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans to operators and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator for furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs and mortgage loans. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through September 30, 2012 is summarized in Footnote 9.

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

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Company’s consolidated results of operations or financial position.

The Company’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. See Footnote 11 for further discussion.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding senior notes and other notes payable with a carrying value of approximately $664.2 million and $600.5 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of this debt as of September 30, 2012 was $680.1 million and as of December 31, 2011 was $597.7 million based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of $34.4 million and $33.0 million as of September 30, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of September 30, 2012 and as of December 31, 2011 approximate their carrying values based upon interest rates available to the Company on similar borrowings (Level 3).

Derivative Instruments

In the normal course of business, a variety of financial instruments may be used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, the Company entered into two interest rate swaps and accounts for changes in fair value of such hedges through accumulated comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income via hedge accounting.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently intends to comply with these requirements and maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of September 30, 2012 or December 31, 2011.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The Company had the following rental property activity during the nine months ended September 30, 2012 as described below:

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

•	In July 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. The Company financed the purchase through cash.

•	In August 2012, Aviv Financing II acquired a property in Idaho from an unrelated third party for a purchase price of $6,000,000. The Company financed the purchase through cash.

•	In September 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of approximately $1,162,000. The Company financed the purchase through cash.

•

In September 2012, Aviv Financing V acquired a property in Kentucky from an unrelated third party for a purchase price of approximately $9,925,000. The Company financed the purchase through borrowings under the 2016 Revolver (see Footnote 7).

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2011 (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total revenues	$31,859,869	$29,797,223	$97,022,719	$81,549,130

Net income	2,349,352	3,385,186	15,272,641	14,608,267

During the three and nine months ended September 30, 2012, revenues attributable to the acquired assets were approximately $3.7 million and $6.9 million, respectively, and net income attributable to the acquired assets was approximately $1.4 million and $1.9 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results. Related to the above business combinations, the Company incurred $1,422,993 of transaction costs for the nine months ended September 30, 2012.

In accordance with ASC 805, the Company allocated the approximate purchase price paid for these properties acquired in 2012 as follows:

Land	$14,388,150
Buildings and improvements	118,831,952
Furniture, fixtures, and equipment	12,237,729
Mortgages and other notes payable assumed	(11,459,794)

Total	$133,998,037

The following summarizes the Company’s construction in progress at:

	September 30, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	21,494,924	25,712,973
Sold/withdrawn projects	(8,035,194)	—
Placed in service	(16,334,064)	—

	$25,418,749	$28,293,083

During 2012 and 2011, the Company capitalized expenditures for improvements related to various development projects. In 2012, the Company placed into service three additions and two remodels to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three and nine months ended September 30, 2012. The balance of capitalized interest within construction in progress at September 30, 2012 and December 31, 2011 was $781,988 and $682,273, respectively. The amount capitalized during the three months ended September 30, 2012, and 2011, relative to interest incurred was $345,169 and $174,147, respectively, and during the nine months ended September 30, 2012 and 2011, relative to interest incurred was $848,379, and $320,090, respectively.

4. Secured Loan Receivables

The following summarizes the Company’s secured loan receivables, net, at:

	September 30, 2012
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance, January 1, 2012	$13,605,932	$19,425,185	$33,031,117
New loans issued	5,308,695	11,837,391	17,146,086
Reserve for uncollectible secured loans	—	(4,910,052)	(4,910,052)
Loan amortization, repayments, and other	(2,597,203)	(8,225,230)	(10,822,433)

	$16,317,424	$18,127,294	$34,444,718

Interest income on secured loans and financing leases for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital improvement loan receivable	$354,089	$254,470	$1,024,727	$916,455
Secured operator loan receivables	145,938	614,459	1,441,212	1,896,114
Direct financing lease	360,301	355,856	1,077,703	1,064,224

Total interest income	$860,328	$1,224,785	$3,543,642	$3,876,793

The Company’s reserve for uncollectible secured loan receivables balances at September 30, 2012 and December 31, 2011 was $7,086,201 and $2,176,149, respectively, and any movement in the reserve is reflected in reserve for uncollectible loan receivables in the consolidated statements of operations and comprehensive income.

During 2012 and 2011, the Company funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Company accrue interest. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at:

	September 30, 2012	December 31, 2011
Gross amount	$21,023,282	$15,952,760
Accumulated amortization	(5,425,705)	(2,810,430)

Net	$15,597,577	$13,142,330

For the three and nine months ended September 30, 2012, the Company wrote-off deferred financing costs of $0 and $24,436, respectively, and $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

For the three and nine months ended September 30, 2011, the Company wrote-off deferred financing costs of $0 and $4,271,312, respectively, and $0 and $464,799 of accumulated amortization associated with the Term Loan (see Footnote 7) pay down. This resulted in a net recognition as loss on extinguishment of debt of $0 and $3,806,513, respectively.

6. Lease Intangibles

The Company considers renewals on above or below market leases when ascribing value to the in-place lease intangible assets and liabilities, respectively, at the date of a property acquisition. Upon acquisition of a property with a future lease renewal option, the Company may record an additional lease intangible asset or liability. In those instances where the renewal lease rate does not adjust to a current market rent, the Company evaluates the probability of renewal based upon the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable and the stated renewal rate is above or below current market rates, an additional lease intangible asset or liability, respectively, is recorded at acquisition and amortized over the renewal period.

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,778,671)	$3,723,180	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(48,880)	602,850	651,730	—	651,730
Tenant relationship	212,416	(12,745)	199,671	212,416	—	212,416

	$8,365,997	$(3,840,296)	$4,525,701	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,320,395	$(16,312,897)	$10,007,498	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $61,625 and $0 for the nine months ended September 30, 2012 and 2011, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three months ended September 30, 2012 and 2011 was $146,445 and $161,142, respectively, and for the nine months ended September 30, 2012 and 2011 was $439,336 and $483,427, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended September 30, 2012 and 2011 was $515,199 and $516,566, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,540,206 and $1,563,243, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2012 and 2011, the Company wrote-off above market leases of $0 and $933,369 with accumulated amortization of $0 and $338,587, respectively, and below market leases of $205,000 and $1,435,000 with accumulated accretion of $156,446 and $875,603, respectively, for a net recognition of $48,554 and $35,385, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Senior Notes Payable and Other Debt

The Company’s senior notes payable and other debt consisted of the following:

	September 30,	December 31,
	2012	2011
Senior Notes (interest rate of 7.75% on September 30, 2012 and December 31, 2011, respectively), inclusive of $3.3 million and $2.6 million net premium balance on September 30, 2012 and December 31, 2011, respectively	403,282,714	302,552,127
Term Loan (interest rate of 5.75% on September 30, 2012 and December 31, 2011, respectively)	$194,064,946	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on September 30, 2012 and December 31, 2011, respectively)	18,925,200	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802
2016 Revolver (interest rate of 5.25% on September 30, 2012)	26,368,589	—
2014 Revolver (interest rate of 6.50% on September 30, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on September 30, 2012 and December 31, 2011, respectively)	7,611,232	7,687,686
HUD loan (interest rate of 5.00% on September 30, 2012), inclusive of $2.5 million premium balance	13,937,890	—

Total	$664,190,571	$600,473,578

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7  3/4 % Senior Notes due 2019 (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.46% and 0.37% at September 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures in September 2015 and has two one-year extensions. As a result of swaps with a notional amount of $200 million (see Footnote 11), the Company’s variable interest rate on such notional amount is fixed at 6.49%.

The Acquisition Credit Line

Under the Credit Agreement, the Company also has a $100 million Acquisition Credit Line. On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.46% and 0.37% at September 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

The Company incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015. The Acquisition Credit Line had an outstanding balance of $18.9 million as of September 30, 2012.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Company’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of September 30, 2012 the interest rates are based upon the base rate (3.25% at September 30, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at September 30, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Company, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $26.4 million as of September 30, 2012.

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

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 40-year amortization schedule. The Company is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Officer Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$532,817	$799,225	$—	$553,761	$7,177,586
2011	$1,683,430	$809,605	$1,599,295	$—	$553,761	$5,547,638

Distributions to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	$6,204,954	$1,697,303	$2,268,373	$—	$—	$1,661,283	$21,046,074
2011	$5,050,290	$2,702,588	$4,823,658	$—	$—	$1,661,283	$16,996,392

Weighted-average Units outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	2,684,900	351,261
2011	13,467,223	4,523,145	2	8,050	2,684,900	236,022

Weighted-average Units outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	2,684,900	322,472
2011	13,467,223	4,523,145	2	8,050	2,684,900	235,207

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended September 30, 2012 and 2011 was $101,500 and $101,500, respectively and for the nine months ended September 30, 2012 and 2011 was $304,500 and $304,500, respectively.

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

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction, which provides for option awards. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Company does not believe vesting is probable and therefore has not recorded any expense in the September 30, 2012 or 2011 consolidated financial statements in accordance with ASC 718. The grant date fair value associated with all performance based award options of the Company aggregates to approximately $7.8 million and $3.4 million as of September 30, 2012 and 2011, respectively. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

The following table represents the time based option awards activity for the three and nine months ended September 30, 2012 and 2011:

	Nine months ended
	September 30, 2012	September 30, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Granted	910	—
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at June 30, 2012 and 2011	30,637	22,322

Granted	1,777	—
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at September 30, 2012 and 2011	32,414	22,322

Weighted average fair value of options granted to date (per option)	$132.93	$109.37

Weighted average remaining contractual life (years)	8.55	8.97

The following table represents the time based option awards outstanding at September 30, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,138	$1,000 – $1,124
Outstanding	32,414	22,322
Remaining contractual life (years)	8.55	8.98
Weighted average exercise price	$1,052	$1,004

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011:

	2012 Grants	2011 Grants
Weighted dividend yield	7.54%	9.16%
Weighted risk-free interest rate	1.31%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.24%	38.00%
Weighted average exercise price	$1,133.69	$1,124.22
Weighted average fair value of options granted (per option)	$173.96	$149.09

The Company recorded non-cash compensation expenses of $411,760 and $329,889 for the three months ended September 30, 2012 and 2011, respectively, and $925,457 and $936,256 for the nine months ended September 30, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At September 30, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,042,000.

For the year ended December 31,	Options
2012	$358,024
2013	971,210
2014	490,052
2015	188,783
2016	33,662

Total	$2,041,731

Dividend equivalent rights associated with the Plan amounted to $664,426 and $524,567 for the three months ended September 30, 2012 and 2011, respectively, and $1,908,991 and $1,607,181 for the nine months ended September 30, 2012 and 2011, respectively and are recorded as dividends to stockholders for the periods presented. These dividend rights are paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of $311,748, which was paid off in full as of September 30, 2011. There were no related party receivables or payables as of September 30, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Company was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At September 30, 2012, the Company was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at September 30, 2012 (included in other assets)	$ —

Asset balance at December 31, 2011 (included in other assets)	$ —
Liability balance at September 30, 2012 (included in other liabilities)	$(4,118,316)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2012 (dollars in thousands):

	Total Carrying Value at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(4,118)	—	(4,118)	—

	$(4,118)	$—	$(4,118)	$—

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

12. Commitments and Contingencies

The Company had a contractual arrangement with an operator to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company was obligated to reimburse the fees to the operator if and when the state withheld these fees from the operator’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees was $1.4 million, which the Company has paid. Judicial proceedings initiated by the Company seeking declaratory relief for these fees were settled on July 24, 2012 which provided for recovery of such amounts from the State of California. The approximate settlement of $756,000 is recognized in interest and other income.

During 2011, the Company entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.8 million has been paid to date. The remaining $0.5 million was accrued as a component of other liabilities in the consolidated balance sheets.

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by Aviv REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by Aviv REIT. The matter has been scheduled for a trial in Delaware in June 2013.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

13. Concentration of Credit Risk

As of September 30, 2012, the Company’s real estate investments included 250 healthcare facilities, located in 29 states and operated by 37 third party operators. At September 30, 2012, approximately 54.0% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (14.4%), Daybreak Healthcare (14.1%), Evergreen Healthcare (10.1%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (7.4%). No other operator represents more than 6.6% of our total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.3%), California (16.0%), Connecticut (8.0%), Ohio (7.9%) and Pennsylvania (6.7%) at September 30, 2012.

For the nine months ended September 30, 2012, the Company’s rental income from continuing operations totaled approximately $87.2 million of which approximately $14.0 million was from Daybreak Healthcare (16.0%), $12.7 million was from Saber Health Group (14.5%), $9.1 million was from Evergreen Healthcare (10.4%), $7.2 million was from Sun Mar Healthcare (8.3%), and $6.2 million was from Benchmark Healthcare (7.1%). No other operator generated more than 6.2% of the Company’s rental income from operations for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$—	$185,684	$269,932	$1,064,093
Expenses:
Interest expense	—	—	(27,104)	—
Amortization of deferred financing costs	—	(2,047)	(1,958)	(6,075)
Gain on sale of assets, net	—	—	4,425,246	—
Loss on extinguishment of debt	—	—	(13,264)	—
Other expenses	—	(1,030,442)	(66,160)	(1,346,629)

Total gains (expenses)	—	(1,032,489)	4,316,760	(1,352,704)

Discontinued operations	$—	$(846,805)	$4,586,692	$(288,611)

Discontinued operations allocation to noncontrolling interests	$—	$(386,165)	$1,791,492	$(131,632)

Discontinued operations allocation to controlling interests	$—	$(460,640)	$2,795,200	$(156,979)

15. Subsequent Events

On October 31, 2012, Aviv Financing II acquired a property in Wisconsin from an unrelated third party for a purchase price of $7,600,000. The Company financed the purchase through cash.

In November 2012, certain limited partners (including Ari Ryan, one of our directors) filed suit in the Circuit Court of Cook County, Illinois against Aviv REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above in Footnote 12 was improper and adding certain fiduciary duty claims against Aviv REIT and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by Aviv REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. The Company believes that the adjustments were calculated in accordance with the terms of the Partnership’s partnership agreement and the fiduciary duty claims are meritless. Further, because the disputes relate to relative distributions among classes of limited partners and equity awards, the Company does not expect that it will have a material impact on the assets or cash flows of the Company. Additionally, the Company does not believe loss is probable and does not believe an estimate of a range of losses is possible at this time.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30 2012	December 31 2011
Assets
Real estate investments
Land	$113,563,712	$102,925,122
Buildings and improvements	910,201,968	777,249,381
Construction in progress	25,418,749	28,293,083
Assets under direct financing leases	11,015,786	10,916,181

	1,060,200,215	919,383,767
Less accumulated depreciation	(112,807,661)	(96,796,028)

Net real estate investments	947,392,554	822,587,739
Cash and cash equivalents	12,863,141	39,203,727
Straight-line rent receivable, net	35,647,906	29,926,203
Tenant receivables, net	5,623,983	6,007,800
Deferred finance costs, net	15,597,577	13,142,330
Secured loan receivables, net	34,444,718	33,031,117
Other assets	8,923,796	5,864,045

Total assets	$1,060,493,675	$949,762,961

Liabilities and equity
Senior notes payable and other debt	$664,190,571	$600,473,578
Accounts payable and accrued expenses	15,034,146	18,124,167
Tenant security and escrow deposits	17,748,993	15,739,917
Other liabilities	30,038,486	33,167,333
Deferred contribution	—	35,000,000

Total liabilities	727,012,196	702,504,995
Equity:
Partners’ equity	337,599,795	250,555,308
Accumulated other comprehensive loss	(4,118,316)	(3,297,342)

Total equity	333,481,479	247,257,966

Total liabilities and equity	$1,060,493,675	$949,762,961

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental income	$29,583,062	$21,761,565	$87,171,329	$64,947,508
Interest on secured loans and financing lease	860,328	1,224,785	3,543,642	3,876,793
Interest and other income	1,058,580	7,276	1,126,890	840,144

Total revenues	31,501,970	22,993,626	91,841,861	69,664,445
Expenses
Interest expenses	12.905,768	9,976,486	37,693,597	28,217,549
Depreciation and amortization	6,894,012	5,170,690	19,671,033	14,847,375
General and administrative	3,947,939	3,049,367	11,406,114	8,547,489
Transaction costs	1,286,425	2,609,727	3,507,057	3,421,283
Loss on impairment	1,766,873	—	6,145,731	—
Reserve for uncollectible loan receivables	2,833,419	926,474	6,308,408	1,336,269
Loss on extinguishment of debt	—	—	—	3,806,513
Other expenses	100,088	100,088	300,265	166,814

Total expenses	29,734,524	21,832,832	85,032,205	60,343,292

Income from continuing operations	1,767,446	1,160,794	6,809,656	9,321,153
Discontinued operations	—	(846,805)	4,586,692	(288,611)

Net income allocable to common units	$1,767,446	$313,989	$11,396,348	$9,032,542

Net income allocable to common units	$1,767,446	$313,989	$11,396,348	$9,032,542
Unrealized loss on derivative instruments	(39,482)	(4,086,047)	(820,974)	(7,164,043)

Total comprehensive income (loss) allocable to common units	$1,727,964	$(3,772,058)	$10,575,374	$1,868,499

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2012 (unaudited)

	Partners’	Accumulated Other	Total
	Equity	Comprehensive Loss	Equity
Balance at January 1, 2012	$250,555,308	$(3,297,342)	$247,257,966
Non-cash stock-based compensation	1,229,957	—	1,229,957
Distributions to partners	(34,581,818)	—	(34,581,818)
Capital contributions	109,000,000	—	109,000,000
Unrealized loss on derivative instruments	—	(820,974)	(820,974)
Net income	11,396,348	—	11,396,348

Balance at September 30, 2012	$337,599,795	$(4,118,316)	$333,481,479

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$11,396,348	$9,032,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,705,142	15,303,737
Amortization of deferred financing costs	2,626,446	1,996,845
Accretion of bond premium	(292,423)	(129,815)
Straight-line rental income, net	(5,922,684)	1,586,497
Rental income from intangible amortization, net	(1,149,423)	(1,044,431)
Non-cash stock-based compensation	1,229,957	1,598,715
Gain on sale of assets, net	(4,425,246)	—
Non-cash loss on extinguishment of debt	13,264	3,806,513
Loss on impairment of assets	6,145,731	858,916
Reserve for uncollectible loan receivables	6,308,408	1,250,113
Accretion of earn-out provision for previously acquired real estate investments	300,265	166,814
Changes in assets and liabilities:
Tenant receivables	(2,911,903)	(6,685,920)
Other assets	(3,560,710)	2,070,268
Accounts payable and accrued expenses	(4,676,099)	95,433
Tenant security deposits and other liabilities	(1,277,789)	580,951

Net cash provided by operating activities	23,509,284	30,487,178
Investing activities
Purchase of real estate investments	(133,998,037)	(80,719,101)
Sale of real estate investments	30,542,644	—
Capital improvements and other developments	(31,696,657)	(17,300,401)
Loan receivables (funded to) received from others, net	(2,348,748)	6,256,744

Net cash used in investing activities	(137,500,798)	(91,762,758)

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Financing activities
Borrowings of debt	$224,761,094	328,932,727
Repayment of debt	(172,211,473)	(243,892,020)
Payment of financing costs	(5,143,395)	(9,429,792)
Capital contributions	109,000,000	10,419,757
Deferred contribution	(35,000,000)	—
Cash distributions to partners	(33,755,298)	(32,788,381)

Net cash provided by financing activities	87,650,928	53,242,291

Net (decrease) increase in cash and cash equivalents	(26,340,586)	(8,033,289)
Cash and cash equivalents:
Beginning of period	39,203,727	13,028,474

End of period	$12,863,141	$4,995,185

Supplemental cash flow information
Cash paid for interest	$41,967,088	$25,080,857
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$14,150,846	$10,193,730
Earn-out accrual and addition to real estate investments	$—	$3,332,745
Write-off of straight-line rent receivable	$567,745	$6,785,132
Write-off of in-place lease intangibles, net	$48,554	$35,536
Write-off of deferred financing costs, net	$13,264	$3,806,513
Assumed debt	$11,459,794	$—

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) directly or indirectly owned or leased 250 properties, principally skilled nursing facilities, across the United States at September 30, 2012. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

The predecessor of the Partnership was formed in 2005. On September 17, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among Aviv REIT, Inc. (the REIT), a Maryland corporation, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the Partnership. Effective on such date, the REIT is the sole general partner of the Partnership. Pursuant to the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At September 30, 2012, there were 358,685 shares of common stock and 125 shares of preferred stock outstanding.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, were contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $75 million was contributed by the REIT’s stockholders during 2011, of which $35 million was recognized as a contribution in January 2012. Additionally, the REIT’s stockholders contributed $40 million and $34 million on March 28, 2012 and July 24, 2012, respectively. As of September 30, 2012, the REIT owned 64.46% of the Partnership and the weighted average for the three and nine months ended September 30, 2012 and 2011 were 63.95%, 61.85%, 54.4% and 54.4%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2011, 2010, and 2009. The consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of full year results.

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

Real Estate Investments

The Partnership periodically assesses the carrying value of rental properties and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the rental properties will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the rental properties and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three months ended September 30, 2012, buildings in Youngstown, AZ, Zion, IL, and Bremerton, WA were impaired for $1,076,704, $540,000, and $150,169, respectively. These impairments were taken upon anticipated disposition of these assets. As part of the impairment evaluation for the nine months ended September 30, 2012, buildings in Youngstown, AZ, Fall River, MA, West Chester, OH, Cincinnati, OH, Zion, IL, and Bremerton, WA were impaired for $1,634,700, $141,204, $3,129,658, $90,000, $1,000,000, and $150,169, respectively, to reflect the estimated fair value (Level 2). As part of impairment evaluation during 2011, a building in Medford, MA was impaired for $858,916 to reflect the difference between the book value and the estimated fair value (Level 2), and is included in discontinued operations.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-

line rent receivable. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected as rental income on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash rental income, net	$27,368,706	$22,958,679	$80,099,222	$65,276,702
Straight-line rental income (loss)	1,802,440	(1,517,152)	5,922,684	(1,373,625)
Rental income from intangible amortization	411,916	320,038	1,149,423	1,044,431

Total rental income	$29,583,062	$21,761,565	$87,171,329	$64,947,508

During the three months ended September 30, 2012 and 2011, straight-line rental income (loss) includes a write-off of straight-line rent receivable of $0 and $3,165,518, respectively, and for the nine months ended September 30, 2012 and 2011, $567,745 and $6,446,893, respectively, due to the early termination of leases and replacement of operators.

The Partnership’s reserve for uncollectible tenant receivables is reflected in total rental income. The amount incurred during the three months ended September 30, 2012 and 2011 was $771,211 and $27,298, respectively, and for the nine months ended September 30, 2012 and 2011 was $2,512,528, and $53,019, respectively.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Assets subject to operating leases are reported as rental properties in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. The Partnership currently has one direct financing lease with a carrying value of $11,015,786 as of September 30, 2012. Principal amortization (accretion) is reflected as an adjustment to the asset. Such accretion was $32,264 and $33,832 for the three months ended September 30, 2012 and 2011, respectively, and $99,606 and $104,044 for the nine months ended September 30, 2012 and 2011, respectively.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans to operators and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator for furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs and mortgage loans. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through September 30, 2012 is summarized in Footnote 9.

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

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Partnership’s valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Partnership’s consolidated results of operations or financial position.

The Partnership’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. See Footnote 11 for further discussion.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding senior notes and other notes payable with a carrying value of approximately $664.2 million and $600.5 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of this debt as of September 30, 2012 was $680.1 million and as of December 31, 2011 was $597.7 million based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding loan receivables with a carrying value of $34.4 million and $33.0 million as of September 30, 2012 and December 31, 2011, respectively. The fair values of loan receivables as of September 30, 2012 and as of December 31, 2011 approximate their carrying values based upon interest rates available to the Partnership on similar borrowings (Level 3).

Derivative Instruments

In the normal course of business, a variety of financial instruments may be used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. In November 2010, the Partnership entered into two interest rate swaps and accounts for changes in fair value of such hedges through accumulated comprehensive (loss) income in equity and in the consolidated statements of operations and comprehensive income via hedge accounting.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of September 30, 2012 or December 31, 2011.

Business Combinations

The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The Partnership had the following rental property activity during the nine months ended September 30, 2012 as described below:

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

•

In June 2012, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of $16,000,000. The Partnership financed the purchase through the assumption of the seller’s loan of approximately $11,460,000 and cash.

•	In July 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. The Partnership financed the purchase through cash.

•	In August 2012, Aviv Financing II acquired a property in Idaho from an unrelated third party for a purchase price of $6,000,000. The Partnership financed the purchase through cash.

•

In September 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of approximately $1,162,000. The Partnership financed the purchase through cash.

•

In September 2012, Aviv Financing V acquired a property in Kentucky from an unrelated third party for a purchase price of approximately $9,925,000. The Partnership financed the purchase through borrowings under the 2016 Revolver (see Footnote 7).

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2011 (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$31,859,869	$29,797,223	$97,022,719	$81,549,130

Net income	2,349,352	3,385,156	15,272,641	14,608,267

During the three and nine months ended September 30, 2012, revenues attributable to the acquired assets were approximately $3.7 million and $6.9 million, respectively, and net income attributable to the acquired assets was approximately $1.4 million and $1.9 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results.

Related to the above business combinations, the Partnership incurred $1,422,993 of transaction costs for the nine months ended September 30, 2012. In accordance with ASC 805, the Partnership allocated the approximate purchase price paid for these properties acquired in 2012 as follows:

Land	$14,388,150
Buildings and improvements	118,831,952
Furniture, fixtures, and equipment	12,237,729
Mortgages and other notes	(11,459,794)

Total	$133,998,037

The following summarizes the Partnership’s construction in progress at:

	September 30, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	21,494,924	25,712,973
Sold/withdrawn projects	(8,035,194)	—
Placed in service	(16,334,064)	—

	$25,418,749	$28,293,083

During 2012 and 2011, the Partnership capitalized expenditures for improvements related to various development projects. In 2012, the Partnership placed into service three additions and two remodels to three properties located in Washington. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three and nine months ended September 30, 2012. The balance of capitalized interest within construction in progress at September 30, 2012 and December 31, 2011 was $781,988 and $682,273, respectively. The amount capitalized during the three months ended September 30, 2012, and 2011, relative to interest incurred was $345,169 and $174,147, respectively, and during the nine months ended September 30, 2012 and 2011, relative to interest incurred was $848,379, and $320,090, respectively.

4. Secured Loan Receivables

The following summarizes the Partnership’s secured loan receivables, net, at:

	September 30, 2012
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance, January 1, 2012	$13,605,932	$19,425,185	$33,031,117
New loans issued	5,308,695	11,837,391	17,146,086
Reserve for uncollectible secured loans	—	(4,910,052)	(4,910,052)
Loan amortization, repayments and other	(2,597,203)	(8,225,230)	(10,822,433)

	$16,317,424	$18,127,294	$34,444,718

Interest income on secured loans and financing leases for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital improvement loan receivable	$354,089	$254,470	$1,024,727	$916,455
Secured operator loan receivables	145,938	614,459	1,441,212	1,896,114
Direct financing lease	360,301	355,856	1,077,703	1,064,224

Total interest income	$860,328	$1,224,785	$3,543,642	$3,876,793

The Partnership’s reserve for uncollectible secured loan receivables balances at September 30, 2012 and December 31, 2011 was $7,086,201 and $2,176,149, respectively and any movement in the reserve is reflected in reserve for uncollectible loan receivables in the consolidated statements of operations and comprehensive income.

During 2012 and 2011, the Partnership funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Partnership accrue interest. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at:

	September 30, 2012	December 31, 2011
Gross amount	$21,023,282	$15,952,760
Accumulated amortization	(5,425,705)	(2,810,430)

Net	$15,597,577	$13,142,330

For the three and nine months ended September 30, 2012, the Partnership wrote-off deferred financing costs of $0 and $24,436, respectively, and $0 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

For the three and nine months ended September 30, 2011, the Partnership wrote-off deferred financing costs of $0 and $4,271,312, respectively, and $0 and $464,799 of accumulated amortization associated with the Term Loan (see Footnote 7) pay down. This resulted in a net recognition as loss on extinguishment of debt of $0 and $3,806,513, respectively.

6. Lease Intangibles

The Partnership considers renewals on above or below market leases when ascribing value to the in-place lease intangible assets and liabilities, respectively, at the date of a property acquisition. Upon acquisition of a property with a future lease renewal option, the Partnership may record an additional lease intangible asset or liability. In those instances where the renewal lease rate does not adjust to a current market rent, the Partnership evaluates the probability of renewal based upon the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable and the stated renewal rate is above or below current market rates, an additional lease intangible asset or liability, respectively, is recorded at acquisition and amortized over the renewal period.

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at:

	Assets
	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$7,501,851	$(3,778,671)	$3,723,180	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(48,880)	602,850	651,730	—	651,730
Tenant relationship	212,416	(12,745)	199,671	212,416	—	212,416

	$8,365,997	$(3,840,296)	$4,525,701	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$26,320,395	$(16,312,897)	$10,007,498	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and tenant relationship was $20,542 and $0 for the three months ended September 30, 2012 and 2011, respectively, and $61,625 and $0 for the nine months ended September 30, 2012 and 2011, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three months ended September 30, 2012 and 2011 was $146,445 and $161,142, respectively, and for the nine months ended September 30, 2012 and 2011 was $439,336 and $483,427, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended September 30, 2012 and 2011 was $515,199 and $516,566, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,504,206 and $1,563,243, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2012 and 2011, the Partnership wrote-off above market leases of $0 and $933,369 with accumulated amortization of $0 and $338,587, respectively, and below market leases of $205,000 and $1,435,000 with accumulated accretion of $156,446 and $875,603, respectively, for a net recognition of $48,554 and $35,385, respectively, in rental income from intangible amortization. These write-offs were in connection with the anticipated termination of leases that will be transitioned to new operators.

7. Senior Notes Payable and Other Debt

The Partnership’s senior notes payable and other debt consisted of the following:

	September 30, 2012	December 31, 2011
Senior Notes (interest rate of 7.75% on September 30, 2012 and December 31, 2011, respectively), inclusive of $3.3 million and $2.6 million net premium balance on September 30, 2012 and December 31, 2011, respectively	403,282,714	302,552,127
Term Loan (interest rate of 5.75% on September 30, 2012 and December 31, 2011, respectively)	$194,064,946	$196,943,393
Acquisition Credit Line (interest rate of 5.75% on September 30, 2012 and December 31, 2011, respectively)	18,925,200	72,216,570
Construction loan (interest rate of 5.95% on December 31, 2011)	—	6,073,802
2016 Revolver (interest rate of 5.25% on September 30, 2012)	26,368,589	—
2014 Revolver (interest rate of 6.50% on September 30, 2012 and December 31, 2011, respectively)	—	15,000,000
Acquisition loans (interest rate of 6.00% on September 30, 2012 and December 31, 2011, respectively)	7,611,232	7,687,686
HUD loan (interest rate of 5.00% on September 30, 2012) inclusive of $2.5 million premium balance on September 30, 2012	13,937,890	—

Total	$664,190,571	$600,473,578

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million of 7  3/4 % Senior Notes due 2019 (the Senior Notes), respectively. The Company is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.00 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.46% and 0.37% at September 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures in September 2015 and has two one-year extensions. As a result of swaps with a notional amount of $200 million (see Footnote 11), the Company’s variable interest rate on such notional amount is fixed at 6.49%.

The Acquisition Credit Line

Under the Credit Agreement, the Partnership also has a $100 million Acquisition Credit Line. On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.46% and 0.37% at September 30, 2012 and December 31, 2011, respectively, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

The Partnership incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015. The Acquisition Credit Line had an outstanding balance of $18.9 million as of September 30, 2012.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Partnership’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of September 30, 2012 the interest rates are based upon the base rate 3.25% at September 30, 2012 and December 31, 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at September 30, 2012 and December 31, 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is due monthly. The Revolver commitment terminates in February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $26.4 million as of September 30, 2012.

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

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 40-year amortization schedule. The Partnership is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

8. Partnership Equity and Officer Incentive Program

Distributions to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$2,068,318	$532,817	$799,225	$—	$553,761	$7,177,586
2011	$1,683,430	$809,605	$1,599,295	$—	$553,761	$5,547,638

Distributions to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	$6,204,954	$1,697,303	$2,268,373	$—	$1,661,283	$21,046,074
2011	$5,050,290	$2,702,588	$4,823,658	$—	$1,661,283	$16,996,392

Weighted-average Units outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	2,684,900	351,261
2011	13,467,223	4,523,145	2	8,050	2,684,900	236,022

Weighted-average Units outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	2,684,900	322,472
2011	13,467,223	4,523,145	2	8,050	2,684,900	235,207

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended September 30, 2012 and 2011 was $101,500 and $101,500, respectively and for the nine months ended September 30, 2012 and 2011 was $304,500 and $304,500, respectively.

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

The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $337,699,811 and $(100,016) at September 30, 2012, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $243,579,151 and $6,976,157 at December 31, 2011, respectively.

9. Option Awards

On September 17, 2010, the Company adopted the Plan as part of the Merger transaction, which provides for option awards. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Company does not believe vesting is probable and therefore has not recorded any expense in the September 30, 2012 or 2011 consolidated financial statements in accordance with ASC 718. The grant date fair value associated with all performance based award options of the Company aggregates to approximately $7.8 million and $3.4 million as of September 30, 2012 and 2011, respectively. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

The following table represents the time based option awards activity for the three and nine months ended September 30, 2012 and 2011.

	Nine months ended
	September 30, 2012	September 30, 2011
Outstanding at January 1, 2012 and 2011	23,476	21,866
Granted	8,934	456
Exercised	—	—
Cancelled/Forfeited	(2,683)	—

Outstanding at March 31, 2012 and 2011	29,727	22,322
Granted	910	—
Exercised	—	—
Cancelled/Forfeited	—	—

Outstanding at June 30, 2012 and 2011	30,637	22,322

Granted	1,777	—
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at September 30, 2012 and 2011	32,414	22,322

Options exercisable at end of period	—	—

Weighted average fair value of options granted to date (per option)	$132.93	$109.37

Weighted average remaining contractual life (years)	8.55	8.97

The following table represents the time based option awards outstanding at September 30, 2012 and 2011 as well as other Plan data:

	2012	2011
Range of exercise prices	$1,000 – $1,138	$1,000 – $1,124
Outstanding	32,414	22,322
Remaining contractual life (years)	8.55	8.98
Weighted average exercise price	$1,052	$1,004

The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011.

	2012 Grants	2011 Grants
Weighted dividend yield	7.54%	9.16%
Weighted risk-free interest rate	1.31%	2.72%
Weighted expected life	7.0 years	7.0 years
Weighted estimated volatility	38.24%	38.00%
Weighted average exercise price	$1,133.69	$1,124.22
Weighted average fair value of options granted (per option)	$173.96	$149.09

The Partnership recorded non-cash compensation expenses of $411,760 and $329,889 for the three months ended September 30, 2012 and 2011, respectively, and $925,457 and $936,256 for the nine months ended September 30, 2012 and 2011, respectively, related to the time based stock options accounted for as equity awards.

At September 30, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $2,042,000.

For the year ended December 31,	Options
2012	$358,024
2013	971,210
2014	490,052
2015	188,783
2016	33,662

Total	$2,041,731

Dividend equivalent rights associated with the Plan amounted to $664,426 and $524,567 for the three months ended September 30, 2012 and 2011, respectively, and $1,908,991 and $1,607,181 for the nine months ended September 30, 2012 and 2011, respectively and are recorded as dividends to stockholders for the periods presented. These dividend rights are paid in four installments as the option vests.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Partnership received a loan of $311,748, which was paid off in full as of September 30, 2011. There were no related party receivables or payables as of September 30, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At September 30, 2012, the Partnership was party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September, 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at September 30, 2012 (included in other assets)	$—
Asset balance at December 31, 2011 (included in other assets)	$—
Liability balance at September 30, 2012 (included in other liabilities)	$(4,118,316)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of September 30, 2012 (dollars in thousands):

	Total Carrying Value at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(4,118)	—	(4,118)	—

	$(4,118)	$—	$(4,118)	$—

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

12. Commitments and Contingencies

The Partnership had a contractual arrangement with an operator to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Partnership was obligated to reimburse the fees to the operator if and when the state withheld these fees from the operator’s Medi-Cal reimbursements associated with 5 facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees was $1.4 million, which the Partnership has paid. Judicial proceedings initiated by the Partnership seeking declaratory relief for these fees were settled on July 24, 2012 which provided for recovery of such amounts from the State of California. The approximate settlement of $756,000 is recognized in interest and other income.

During 2011, the Partnership entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.8 million has been paid to date. The remaining $0.5 million was accrued as a component of other liabilities in the consolidated balance sheets.

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by Aviv REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by Aviv REIT. The matter has been scheduled for trial in Delaware in June 2013.

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, or financial position.

13. Concentration of Credit Risk

As of September 30, 2012, the Partnership’s real estate investments included 250 healthcare facilities, located in 29 states and operated by 37 third party operators. At September 30, 2012, approximately 54.0% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (14.4%), Daybreak Healthcare (14.1%), Evergreen Healthcare (10.1%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (7.4%). No other operator represents more than 6.6% of our total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.3%), California (16.0%), Connecticut (8.0%), Ohio (7.9%) and Pennsylvania (6.7%) at September 30, 2012.

For the nine months ended September 30, 2012, the Partnership’s rental income from continuing operations totaled approximately $87.2 million of which approximately $14.0 million was from Daybreak Healthcare (16.0%), $12.7 million was from Saber Health Group (14.5%), $9.1 million was from Evergreen Healthcare (10.4%), $7.2 million was from Sun Mar Healthcare (8.3%), and $6.2 million was from Benchmark Healthcare (7.1%). No other operator generated more than 6.2% of the Company’s rental income from operations for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$—	$185,684	$269,932	$1,064,093
Expenses:
Interest expense	—	—	(27,104)	—
Amortization of deferred financing costs	—	(2,047)	(1,958)	(6,075)
Gain on sale of assets, net	—	—	4,425,246	—
Loss on extinguishment of debt	—	—	(13,264)	—
Other expenses	—	(1,030,442)	(66,160)	(1,346,629)

Total gains (expenses)	—	(1,032,489)	4,316,760	(1,352,704)

Discontinued operations	$—	$(846,805)	$4,586,692	$(288,611)

15. Subsequent Events

On October 31, 2012, Aviv Financing II acquired a property in Wisconsin from an unrelated third party for a purchase price of $7,600,000. The Partnership financed the purchase through cash.

In November 2012, certain limited partners (including Ari Ryan, one of our directors) filed suit in the Circuit Court of Cook County, Illinois against Aviv REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above in Footnote 12 was improper and adding certain fiduciary duty claims against Aviv REIT and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by Aviv REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. The Partnership believes that the adjustments were calculated in accordance with the terms of the Partnership’s partnership agreement and the fiduciary duty claims are meritless. Further, because the disputes relate to relative distributions among classes of limited partners and equity awards, the Partnership does not expect that it will have a material impact on the assets or cash flows of the Partnership. Additionally, the Partnership does not believe loss is probable and does not believe an estimate of a range of losses is possible at this time.

16. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, and March 2012. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$—	$512,126,429	$408,523,795	$26,742,330	$—	$947,392,554
Net cash and cash equivalents	13,747,931	(1,263,985)	21,639	357,556	—	12,863,141
Deferred financing costs, net	9,333,510	—	6,250,590	13,477	—	15,597,577
Other	18,686,603	33,791,964	29,094,624	3,067,212	—	84,640,403
Investment in and due from related parties, net	712,074,994	(24,669,301)	(428,964,715)	(2,551,327)	(255,889,651)	—

Total assets	$753,843,038	$519,985,107	$14,925,933	$27,629,248	$(255,889,651)	$1,060,493,675

Liabilities and equity
Secured notes payable and other debt	$403,282,714	$—	$239,358,735	$21,549,122	$—	$664,190,571
Due to related parties	7,825,326	—	—	—	—	7,825,326
Tenant security and escrow deposits	50,000	8,902,393	8,391,334	405,266	—	17,748,993
Accounts payable and accrued expenses	4,900,004	7,099,167	2,987,375	47,600	—	15,034,146
Other liabilities	4,303,515	4,809,080	13,100,565	—	—	22,213,160

Total liabilities	420,361,559	20,810,640	263,838,009	22,001,988	—	727,012,196
Total equity	333,481,479	499,174,467	(248,912,076)	5,627,260	(255,889,651)	333,481,479

Total liabilities and equity	$753,843,038	$519,985,107	$14,925,933	$27,629,248	$(255,889,651)	$1,060,493,675

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$—	$467,638,798	$332,207,975	$22,740,966	$—	$822,587,739
Cash and cash equivalents	42,354,896	(2,636,211)	3,793	(518,751)	—	39,203,727
Deferred financing costs, net	7,777,902	—	5,335,606	28,822	—	13,142,330
Other	16,119,370	32,185,588	26,300,987	223,220	—	74,829,165
Investment in and due from related parties, net	541,083,874	(7,320,247)	(314,560,965)	(6,958,782)	(212,243,880)	—

Total assets	$607,336,042	$489,867,928	$49,287,396	$15,515,475	$(212,243,880)	$949,762,961

Liabilities and equity
Secured notes payable and other debt	$302,552,127	$—	$284,159,963	$13,761,488	$—	$600,473,578
Due to related parties	6,726,541	—	—	—	—	6,726,541
Tenant security and escrow deposits	385,000	8,234,934	6,893,702	226,281	—	15,739,917
Accounts payable and accrued expenses	9,476,684	4,802,452	3,154,007	691,024	—	18,124,167
Other liabilities	40,937,724	7,075,759	13,427,309	—	—	61,440,792

Total liabilities	360,078,076	20,113,145	307,634,981	14,678,793	—	702,504,995
Total equity	247,257,966	469,754,783	(258,347,585)	836,682	(212,243,880)	247,257,966

Total liabilities and equity	$607,336,042	$489,867,928	$49,287,396	$15,515,475	$(212,243,880)	$949,762,961

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$14,750,969	$14,129,422	$702,671	$—	$29,583,062
Interest on secured loans	67,493	344,213	448,622	—	—	860,328
Interest and other income	197	898,081	160,257	45	—	1,058,580

Total revenues	67,690	15,993,263	14,738,301	702,716	—	31,501,970
Expenses
Interest expense	8,017,628	—	4,653,667	234,473	—	12,905,768
Depreciation and amortization	—	3,612,651	3,101,838	179,523	—	6,894,012
General and administrative	1,340,358	61,208	2,525,752	20,621	—	3,947,939
Transaction costs	712,632	491,069	80,734	1,990	—	1,286,425
Loss on impairment	—	1,616,704	150,169	—	—	1,766,873
Reserve for uncollectible secured loan receivables	2,833,419	—	—	—	—	2,833,419
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	100,088	—	—	—	100,088

Total expenses	12,904,037	5,881,720	10,512,160	436,607	—	29,734,524

(Loss) income before discontinued operations	(12,836,347)	10,111,543	4,226,141	266,109	—	1,767,446
Discontinued operations	—	—	—	—		—

Net (loss) income	(12,836,347)	10,111,543	4,226,141	266,109	—	1,767,446

Equity in income (loss) of subsidiaries	14,603,793	—	—	—	(14,603,793)	—

Net income (loss) allocable to common units	$1,767,446	$10,111,543	$4,226,141	$266,109	$(14,603,793)	$1,767,446

Unrealized (loss) on derivative instruments	—	—	(39,482)	—	—	(39,482)

Total comprehensive income (loss)	$1,767,446	$10,111,543	$4,186,659	$266,109	$(14,603,793)	$1,727,964

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$45,012,210	$40,693,261	$1,465,858	$—	$87,171,329
Interest on secured loans	1,145,686	1,081,292	1,316,664	—	—	3,543,642
Interest and other income	3,480	963,108	160,257	45	—	1,126,890

Total revenues	1,149,166	47,056,610	42,170,182	1,465,903	—	91,841,861
Expenses
Interest expense	22,092,838	—	15,112,392	488,367	—	37,693,597
Depreciation and amortization	—	10,619,497	8,676,635	374,901	—	19,671,033
General and administrative	4,085,197	202,367	7,089,300	29,250	—	11,406,114
Transaction costs	1,722,927	861,017	885,203	37,910	—	3,507,057
Loss on impairment	—	5,995,562	150,169	—	—	6,145,731
Reserve for uncollectible secured loan receivables	6,308,408	—	—	—	—	6,308,408
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	300,265	—	—	—	300,265

Total expenses	34,209,370	17,978,708	31,913,699	930,428	—	85,032,205

(Loss) income before discontinued operations	(33,060,204)	29,077,902	10,256,483	535,475	—	6,809,656
Discontinued operations	—	331,589	—	4,255,103		4,586,692

Net (loss) income	(33,060,204)	29,409,491	10,256,483	4,790,578	—	11,396,348

Equity in income (loss) of subsidiaries	44,456,552	—	—	—	(44,456,552)	—

Net income (loss) allocable to common units	$11,396,348	$29,409,491	$10,256,483	$4,790,578	$(44,456,552)	$11,396,348

Unrealized (loss) on derivative instruments	—	—	(820,974)	—	—	(820,974)

Total comprehensive income (loss)	$11,396,348	$29,409,491	$9,435,509	$4,790,578	$(44,456,552)	$10,575,374

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$11,359,427	$10,056,274	$345,864	$—	$21,761,565
Interest on secured loans	436,193	413,368	375,224	—	—	1,224,785
Interest and other income	3,051	4,175	50	—	—	7,276

Total revenues	439,244	11,776,970	10,431,548	345,864	—	22,993,626
Expenses
Interest expense	5,955,113	—	3,905,443	115,930	—	9,976,486
Depreciation and amortization	—	2,912,335	2,176,333	82,022	—	5,170,690
General and administrative	1,172,557	44,725	1,831,285	800	—	3,049,367
Transaction costs	1,303,077	1,305,509	1,141	—	—	2,609,727
Loss on impairment	—	—	—	—	—	—
Reserve for uncollectible secured loan receivables	926,474	—	—	—	—	926,474
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	100,088	—	—	—	100,088

Total expenses	9,357,221	4,362,657	7,914,202	198,752	—	21,832,832

(Loss) income before discontinued operations	(8,917,977)	7,414,313	2,517,346	147,112	—	1,160,794
Discontinued operations	—	(809,603)	—	(37,202)		(846,805)

Net (loss) income	(8,917,977)	6,604,710	2,517,346	109,910	—	313,989

Equity in income (loss) of subsidiaries	9,231,966	—	—	—	(9,231,966)	—

Net income (loss) allocable to common units	$313,989	$6,604,710	$2,517,346	$109,910	$(9,231,966)	$313,989

Unrealized (loss) on derivative instruments	—	—	(4,086,047)	—	—	(4,086,047)

Total comprehensive income (loss)	$313,989	$6,604,710	$(1,568,701)	$109,910	$(9,231,966)	$(3,772,058)

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$33,736,396	$30,173,074	$1,038,038	$—	$64,947,508
Interest on secured loans	1,058,317	1,445,042	1,373,434	—	—	3,876,793
Interest and other income	17,825	822,268	51	—	—	840,144

Total revenues	1,076,142	36,003,706	31,546,559	1,038,038	—	69,664,445
Expenses
Interest expense	14,439,500	—	13,429,178	348,871	—	28,217,549
Depreciation and amortization	—	8,244,558	6,356,752	246,065	—	14,847,375
General and administrative	3,416,778	20,517	5,107,095	3,099	—	8,547,489
Transaction costs	1,332,253	1,922,967	166,063	—	—	3,421,283
Loss on impairment	—	—	—	—	—	—
Reserve for uncollectible secured loan receivables	1,250,113	86,156	—	—	—	1,336,269
Loss on extinguishment of debt	—	—	3,806,513	—	—	3,806,513
Other expenses	—	166,814	—	—	—	166,814

Total expenses	20,438,644	10,441,012	28,865,601	598,035	—	60,343,292

(Loss) income before discontinued operations	(19,362,502)	25,562,694	2,680,958	440,003	—	9,321,153
Discontinued operations	—	(176,544)	—	(112,067)		(288,611)

Net (loss) income	(19,362,502)	25,386,150	2,680,958	327,936	—	9,032,542

Equity in income (loss) of subsidiaries	28,395,044	—	—	—	(28,395,044)	—

Net income (loss) allocable to common units	$9,032,542	$25,386,150	$2,680,958	$327,936	$(28,395,044)	$9,032,542

Unrealized (loss) on derivative instruments	—	—	(7,164,043)	—	—	(7,164,043)

Total comprehensive income (loss)	$9,032,542	$25,386,150	$(4,483,085)	$327,936	$(28,395,044)	$1,868,499

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(162,379,790)	$59,477,001	$132,573,777	$(6,161,704)	$—	$23,509,284
Net cash provided by (used in) investing activities	(4,909,574)	(58,104,775)	(85,173,611)	10,687,162	—	(137,500,798)
Financing activities	—	—	—	—	—
Borrowings of debt	101,000,000	—	121,224,200	2,536,894	—	224,761,094
Repayment of debt	—	—	(166,025,428)	(6,186,045)	—	(172,211,473)
Payment of financing costs	(2,562,303)	—	(2,581,092)	—	—	(5,143,395)
Capital contributions	109,000,000	—	—	—	—	109,000,000
Deferred contributions	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(33,755,298)	—	—	—	—	(33,755,298)

Net cash provided by (used in) financing activities	138,682,399	—	(47,382,320)	(3,649,151)	—	87,650,928

Net increase (decrease) in cash and cash equivalents	(28,606,965)	1,372,226	17,846	876,307	—	(26,340,586)
Cash and cash equivalents:
Beginning of period	42,354,896	(2,636,211)	3,793	(518,751)	—	39,203,727

End of period	$13,747,931	$(1,263,985)	$21,639	$357,556	$—	$12,863,141

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(280,613,517)	$71,963,626	$236,977,197	$2,159,872	$—	$30,487,178
Net cash provided by (used in) investing activities	1,906,008	(73,382,194)	(17,135,147)	(3,151,425)	—	(91,762,758)
Financing activities
Borrowings of debt	302,750,000	—	25,200,000	982,727	—	328,932,727
Repayment of debt	—	—	(243,812,204)	(79,816)	—	(243,892,020)
Payment of financing costs	(8,529,228)	—	(900,564)	—	—	(9,429,792)
Capital contributions	10,419,757	—	—	—	—	10,419,757
Cash distributions to partners	(32,788,381)	—	—	—	—	(32,788,381)

Net cash provided by (used in) financing activities	271,852,148	—	(219,512,768)	902,911	—	53,242,291

Net (decrease) increase in cash and cash equivalents	(6,855,361)	(1,418,568)	329,282	(88,642)	—	(8,033,289)
Cash and cash equivalents:
Beginning of period	12,126,776	929,770	(21,158)	(6,914)	—	13,028,474

End of period	$5,271,415	$(488,798)	$308,124	$(95,556)	$—	$4,995,185

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

Overview

We are a self-administered REIT specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We receive a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of September 30, 2012, our portfolio consisted of 250 properties in 29 states leased to 37 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 19.4% of our contractual rent as of September 30, 2012. Our properties are leased to a diversified group of operators, with no single operator representing more than 16.1% of our contractual rent as of September 30, 2012.

As a result of our many years of industry experience and excellent reputation in the industry, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of September 30, 2012, 80% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99% of our contractual rent as of September 30, 2012 are supported by personal and/or corporate guarantees and 88% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of September 30, 2012, only 9% of our leases were scheduled to expire before 2018.

We finance investments through borrowings under our credit facilities, unsecured senior notes, issuances of equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of operator and properties.

Factors Affecting Our Business and the Business of Our Operators

The continued success of our business is dependent on a number of macroeconomic and industry trends. Many of these trends will influence our ongoing ability to find suitable investment properties while other factors will impact our operators’ ability to conduct their operations profitably and meet their obligations to us.

Industry Trends

One of the primary trends affecting our business is the long-term increase in the average age of the U.S. population. This increase in life expectancy is expected to be a primary driver for growth in the healthcare and SNF industry. We believe this demographic trend is resulting in an increased demand for services provided to the elderly. We believe that the low cost healthcare setting of a SNF will benefit our operators and facilities in relation to higher-cost healthcare providers. We believe that these trends will support a growing demand for the services provided by SNF operators, which in turn will support a growing demand for our properties.

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

Liquidity and Access to Capital

Our single largest cost is the interest expense we incur on our debt obligations. In order to continue to expand and optimize our capital to expand our portfolio, we rely on access to the capital markets on an ongoing basis. We seek to balance this goal against maintaining ready access to funds to make investments at the time opportunities arise. We have extensive experience in and a successful track record of raising debt and equity capital over the past 30 years.

Our indebtedness outstanding is comprised principally of unsecured obligations under the Senior Notes and borrowings under our Term Loan and 2016 Revolver.

Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our operators also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our operators’ revenues. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as the mix among payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF.

Results of Operations

The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of Aviv REIT.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Revenues

Revenues increased $8.5 million or 37.0% from $23.0 million for the three months ended September 30, 2011 to $31.5 million for the same period in 2012. The increase in rental revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2011 and 2012, the write off of straight-line rental income as a result of lease terminations and non-recurring termination fee income.

Revenues increased $22.2 million or 31.8% from $69.7 million for the nine months ended September 30, 2011 to $91.8 million for the same period in 2012. The increase in rental revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2011 and 2012 and the write off of straight-line rental income as a result of lease terminations.

Detailed changes in revenues for the three and nine months ended September 30, 2012 compared to the same period in 2011 were as follows:

•

Rental income increased $7.8 million or 35.9% from $21.8 million for the three months ended September 30, 2011 to $29.6 million for the same period in 2012. The increase is primarily due to the additional rent of approximately $6.7 million associated with the acquisitions and investments made during 2011 and 2012 and less write-offs of straight-line rent in 2012 than we had in 2011 of approximately $3.2 million primarily related to one operator, offset by an increase in bad debt expense related to three operators of approximately $1.9 million.

•

Rental income increased $22.2 million or 34.2% from $64.9 million for the nine months ended September 30, 2011 to $87.2 million for the same period in 2012. The increase is primarily due to the additional rent of approximately $18.6 million associated with the acquisitions and investments made during 2011 and 2012 and less write-offs of straight-line rent in 2012 than we had in 2011 of approximately $5.9 million primarily related to three operators, offset by an increase in bad debt expense related to three operators of approximately $2.5 million.

•

Interest on secured loans decreased $0.3 million or 29.8% from $1.2 million for the three months ended September 30, 2011 to $0.9 million for the same period in 2012. The decrease is primarily due to less interest earned on loans to two operators in 2012 compared to 2011.

•	Interest on secured loans remained materially consistent for the nine months ended September 30, 2011 compared to the same period in 2012.

•

Interest and other income increased $1.1 million from $7,276 for the three months ended September 30, 2011 to $1.1 million for the same period in 2012. The increase is primarily due to non-recurring termination fee income and reimbursements of fees previously paid.

•

Interest and other income increased $0.3 million or 34.1% from $0.8 million for the nine months ended September 30, 2011 to $1.1 million for the same period in 2012. The increase is primarily due to non-recurring termination fee income and reimbursements of fees previously paid offset by non-recurring income from bed sales in 2011.

Expenses

Expenses increased $7.9 million or 36.2% from $21.8 million for the three months ended September 30, 2011 to $29.7 million for the same period in 2012. This increase was primarily due to an increase of $2.9 million in interest expense, $1.7 million in depreciation and amortization associated with the acquisitions and investments made during 2011 and 2012, $1.9 million in reserve for uncollectible loan receivables and $1.8 million in loss on impairment related to three facilities, offset by a decrease of $1.3 million in transaction costs, as compared to the same period in 2011.

Expenses increased $24.7 million or 40.9% from $60.3 million for the nine months ended September 30, 2011 to $85.0 million for the same period in 2012. This increase was primarily due to an increase of $9.5 million in interest expense primarily related to the Senior Notes, $2.9 million of additional general and administrative expenses primarily due to an increase in office salaries of $1.2 million and $0.8 million in professional fees due to special projects, $6.1 million increase of impairment charges recognized for six facilities in the portfolio, $4.8 million increase in depreciation and amortization expense associated with the acquisitions and investments made during 2011 and 2012, as compared to the same period in 2011.

Detailed changes in expenses for the three and nine months ended September 30, 2012 compared to the same period in 2011 were as follows:

•

Interest expense increased $2.9 million or 29.4% from $10.0 million for the three months ended September 30, 2011 to $12.9 million for the same period in 2012. The majority of the increase was due to a $2.0 million increase in Senior Notes interest expense due to the increase in the outstanding principal balance and a $0.7 million increase in mortgage interest expense.

•

Interest expense increased $9.5 million or 33.6% from $28.2 million for the nine months ended September 30, 2011 to $37.7 million for the same period in 2012. The majority of the increase was due to a $7.4 million increase in Senior Notes interest expense due to the increase in the outstanding principal balance and a $1.6 million increase in mortgage interest expense.

•

Depreciation and amortization expense increased $1.7 million or 33.3% from $5.2 million for the three months ended September 30, 2011 to $6.9 million for the same period in 2012. The increase was a result of an increase in depreciation expense associated with newly acquired facilities.

•

Depreciation and amortization expense increased $4.8 million or 32.5% from $14.8 million for the nine months ended September 30, 2011 to $19.7 million for the same period in 2012. The increase was a result of an increase in depreciation expense associated with newly acquired facilities.

•

General and administrative expense increased $0.9 million or 29.5% from $3.0 million for the three months ended September 30, 2011 to $3.9 million for the same period in 2012. The increase was primarily due to an increase in office salaries of $0.5 million due to an increase in staff and an increase in legal fees and travel expenses.

•

General and administrative expense increased $2.9 million or 33.5% from $8.5 million for the nine months ended September 30, 2011 to $11.4 million for the same period in 2012. The increase was primarily due to an increase in office salaries of $1.2 million due to an increase in staff and an increase in professional fees, legal fees and travel expenses.

•

Transaction costs decreased $1.3 million or 50.7% from $2.6 million for the three months ended September 30, 2011 to $1.3 million for the same period in 2012. The decrease was primarily due a decrease in indemnity expense.

•	Transaction costs remained materially consistent for the nine months ended September 30, 2011 compared to the same period in 2012.

•

Loss on impairment expense incurred for the three months ended September 30, 2012 of $1.8 million was the result of a loss on our investment in three facilities that will not be recovered based upon anticipated disposition of assets from market comparables.

•

Loss on impairment expense incurred for the nine months ended September 30, 2012 of $6.1 million was the result of a loss on investment in six facilities that will not be recovered based upon anticipated disposition of assets from market comparables.

•

Reserve for uncollectible secured loan receivables increased $1.9 million or 205.8% from $0.9 million for the three months ended September 30, 2011 to $2.8 million for the same period in 2012. The increase was primarily due to the expense incurred in 2012 to reserve against outstanding loan balances from three operators.

•

Reserve for uncollectible secured loan receivables increased $5.0 million or 372.1% from $1.3 million for the nine months ended September 30, 2011 to $6.3 million for the same period in 2012. The increase was primarily due to the expense incurred in 2012 to reserve against outstanding loan balances from five operators.

•	Loss on extinguishment of debt for the three months ended September 30, 2012 and 2011 was $0.

•

Loss on extinguishment of debt decreased $3.8 million or 100.0% from $3.8 million for the nine months ended September 30, 2011 to $0 for the same period in 2012. This non-recurring expense was a result of non-cash write-off of deferred financing costs in the 2011 periods.

•	Other expenses remained materially consistent for the three and nine months ended September 30, 2011 compared to the same periods in 2012.

•

Discontinued operations decreased $0.8 million, or 100.0%, from $0.8 million for the three months ended September 30, 2011 to $0 for the same period in 2012. The decrease is due to the sales of four properties in early 2012. There were no additional discontinued operations for the same period 2012.

•

Discontinued operations increased $4.9 million, from ($0.3 million) for the nine months ended September 30, 2011 to $4.6 million for the same period in 2012. The increase is primarily due to the $4.4 million gain on sale of assets, net, that resulted from the sales of four properties in 2012.

Property Acquisitions and Dispositions

Aviv REIT had the following rental property activity during the nine months ended September 30, 2012 as described below:

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

•	In April 2012, Aviv Financing II sold two properties in Arkansas to an unrelated third party for a sales price of $10,180,000 and recognized a net gain of approximately $438,000.

•	In April 2012, Aviv Financing III sold a property in Arkansas to an unrelated third party for a sales price of $17,100,000 and recognized a net gain of approximately $4,306,300.

•	In April 2012, Aviv Financing II sold a property in Massachusetts to an unrelated third party for a sales price of $7,500,000 and recognized a net loss of approximately $319,000.

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

•	In May 2012, Aviv Financing V acquired a vacant land parcel in Texas from an unrelated third party for a purchase price of $60,000. Aviv REIT financed this purchase through cash.

•

In June 2012, Aviv Financing III acquired a property in Connecticut from an unrelated third party for a purchase price of $16,000,000. Aviv REIT financed this purchase through the assumption of the seller’s loan of approximately $11,460,000 and cash.

•	In July 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. The Partnership financed the purchase through cash.

•	In August 2012, Aviv Financing II acquired a property in Idaho from an unrelated third party for a purchase price of $6,000,000. The Partnership financed the purchase through cash.

•

In September 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of approximately $1,162,000. The Partnership financed the purchase through cash.

•

In September 2012, Aviv Financing V acquired a property in Kentucky from an unrelated third party for a purchase price of approximately $9,925,000. The Partnership financed the purchase through borrowings under the 2016 Revolver.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our 2016 Revolver will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and property acquisitions, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of units of the Partnership.

We intend to repay indebtedness incurred under our credit facilities from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional equity interests and other securities.

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or common shares, issuance of units of the Partnership, or other securities or borrowings (including under our Acquisition Credit Line and our 2016 Revolver).

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Senior Notes, Term Loan, Acquisition Credit Line, 2014 Revolver and 2016 Revolver. We have a total indebtedness of approximately $664.2 million (inclusive of our debt premium) as of September 30, 2012. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

As of September 30, 2012, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

7.75% Senior Notes due 2019

On February 4, 2011, April 5, 2011, and March 28, 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), issued $200 million, $100 million, and $100 million, respectively, of 7 3/4% Senior Notes due 2019 (the “Senior Notes”), in a series of private placements. The Issuers subsequently conducted an exchange offer in which all of the Senior Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of Aviv REIT. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.

The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. A premium of $2.8 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The net proceeds from the offerings of the Senior Notes were used to repay all outstanding indebtedness under our Acquisition Credit Line, partially repay indebtedness outstanding under our Term Loan and, together with proceeds from additional equity investments made by our stockholders, to fund pending investments.

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

Term Loan and Acquisition Credit Line

On September 17, 2010, we, through an indirectly-owned subsidiary, entered into a five year credit agreement with General Electric Capital Corporation, which was amended and restated on May 31, 2012. The credit agreement provides a $405.0 million mortgage term loan and a $100.0 million acquisition credit line, which we refer to as the “Term Loan” and the “Acquisition Credit Line,” respectively.

Principal payments on the Term Loan are payable in monthly installments. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization. Interest rates, at our option, are based upon the base rate or Eurodollar rate (0.46% at September 30, 2012, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures on September 17, 2015 with two one-year extension options provided that certain conditions precedent for the extensions are satisfied, including, without limitation, payment of a fee equal to 0.25% of the then existing principal balance of the Term Loan and the Acquisition Credit Line and meeting certain debt service coverage and debt yield tests.

Our Acquisition Credit Line may be used for financing acquisitions and certain property improvements. On each payment date, we pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line, except after the Acquisition Credit Line draw termination date (described below). Interest rates, at our option, are based upon the base rate or Eurodollar base rate (0.46% at September 30, 2012, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly. Draws on the Acquisition Credit Line are limited to 70% of the total cost of the applicable acquisition or renovation and draws for renovation projects are further limited to an aggregate of $25.0 million outstanding at any one time. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

The Term Loan and the Acquisition Credit Line contain customary covenants that include restrictions on the ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The Term Loan and the Acquisition Credit Line generally require the consolidated borrowers under the facility to maintain a debt service coverage ratio of 1.50:1.00 and a distribution coverage ratio of 1.10:1.00. In addition, we must maintain a debt service coverage ratio of 1.25:1.00 and a debt yield ratio of greater than 17.25%. We are permitted to include cash on hand in calculating our debt yield ratio.

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

2016 Revolver

On January 31, 2012, we, through an indirectly-owned subsidiary, entered into a $187.5 million secured revolving credit facility with General Electric Capital Corporation (the “2016 Revolver”). On each payment date, we pay interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under our 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of 2016 Revolver expires on January 31, 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The proceeds from the 2016 Revolver are available for general corporate purposes. The amount of the 2016 Revolver may be increased, upon lenders’ consent, by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied.

The 2016 Revolver is secured by first lien mortgages on certain of our properties, a pledge of the capital stock of our subsidiaries that own such properties and of the holding company of such property-owning subsidiaries and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under the 2016 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) 70% of the appraised value of the properties securing the 2016 Revolver, (ii) the aggregate EBITDAR (earnings before interest expense, income taxes, depreciation and amortization, rent expense paid to us and certain other extraordinary items) reported by the tenants of the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 18.6% and (iii) rental revenue from the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 15.5%.

The maximum availability under the 2016 Revolver may be permanently reduced, at the our option, provided that, if such reduction is a partial reduction of the maximum availability under the 2016 Revolver and occurs prior to January 31, 2013, a fee of 0.5% will be due on the amount of such reduction. The outstanding principal under the 2016 Revolver may be repaid in whole or in part without premium or penalty, provided that such prepayments (i) are made in a minimum principal amount of $2,000,000 and integral multiples of $1,000,000 in excess thereof and (ii) are made no more than once per month.

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

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, we, through an indirectly-owned subsidiary, entered into a $25 million secured revolving credit facility with Bank of America (the “2014 Revolver”). On each payment date, we pay interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under our 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to our option to elect to use an alternate base rate) plus a margin that is determined by our leverage ratio from time to time. As of September 30, 2012 the interest rates are based upon the base rate (3.25% at September 30, 2012) plus the applicable percentage based on the consolidated leverage ratio (3.25% at September 30, 2012). The foregoing base rate is the highest of (i) the federal funds rate plus 0.5%, (ii) the rate announced by Bank of America as the “prime rate”, and (iii) the eurodollar rate. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is payable quarterly in arrears. The initial term of the 2014 Revolver expires on February 4, 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. The proceeds from the 2014 Revolver are available for general corporate purposes.

The borrowing availability under the 2014 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) the amount of a hypothetical mortgage loan based on annualized net revenues (on a pro forma basis for recently acquired properties) and (ii) 65% of the appraised value, in each case, of the properties securing the 2014 Revolver. The maximum availability under the 2014 Revolver may be permanently reduced at our option. We have the right, upon lenders’ consent, to increase the amount of the 2014 Revolver by up to $75.0 million (resulting in total availability of $100.0 million), provided that certain conditions precedent are satisfied.

On January 23, 2012, the outstanding balance of the 2014 Revolver was repaid and the properties securing the facility were released. However, the 2014 Revolver remains effective, and we may transfer properties to our indirectly-owned subsidiary in the future, thereby creating borrowing availability under the facility.

Other Loans

On November 1, 2010, an indirectly-owned subsidiary entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are secured by a skilled nursing facility controlled by such subsidiary.

On June 15, 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 40-year amortization schedule. We are obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of September 30, 2012 (including future interest payments).

	Payments Due by Period
		(in thousands)
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
Mortgage term loan and other notes payable	$20,161	$240,709	(1)	$35,556	$19,320	$315,746
7 3/4% Senior Notes due 2019 (2)	31,000	62,000		62,000	443,917	598,917

Total	$51,161	$302,709	(1)	$97,556	$463,237	$914,663

(1)	Primarily relates to maturity of indebtedness under our Term Loan and Acquisition Credit Line in September 2015. Does not give effect to any amounts to be drawn under the Acquisition Credit Line which would also mature in September 2015. Interest rate for the Term Loan is inclusive of swap rate. See “—Term Loan and Acquisition Credit Line” above.
(2)	Reflects $400 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows of Aviv REIT

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

•

Cash provided by operations decreased $7.8 million or 24.6% from $31.8 million for the nine months ended September 30, 2011 to $23.9 million for the same period in 2012. The decrease was primarily due to the increase of $7.5 million in straight-line rental income primarily due to the decrease in straight-line rent write offs of $6.2 million as compared to the same period in 2011. The decrease can also be attributed to the gain of $4.4 million on sale of assets, the decrease in non-cash loss on extinguishment of debt of $3.8 million, the increase in loss on impairment of assets of $5.3 million, and the increase in reserve for uncollectible loan receivables of $5.1 million as compared to the same period in 2011.

•

Cash used in investing activities increased $45.7 million or 49.8% from $91.8 million for the nine months ended September 30, 2011 to $137.5 million for the same period in 2012. The increase is due to the increase in acquisition and investment activity of $67.6 million offset by the sale of rental properties of $30.5 million in the nine months ended September 30, 2012, as compared to the same period in 2011.

•

Cash provided by financing activities increased $34.4 million or 64.6% from $53.2 million for the nine months ended September 30, 2011 to $87.7 million for the same period in 2012. The increase was primarily due to the net decrease of $32.5 million in additional debt funding received and an increase of $63.6 million additional net equity issuances during the period, as compared to the same period in 2011, used for investment activity.

Summary of Significant Accounting Policies

See footnotes to unaudited consolidated financial statements included herein and in Aviv REIT’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 as updated on Form 8-K filed with the SEC on October 31, 2012.

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of September 30, 2012 was approximately $680.1 million.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended September 30, 2012, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended September 30, 2012, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. LEGAL PROCEEDINGS.

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by Aviv REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by Aviv REIT. The matter has been scheduled for a trial in Delaware in June 2013. In November 2012, certain limited partners (including Ari Ryan, one of our directors) filed suit in the Circuit Court of Cook County, Illinois against Aviv REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against Aviv REIT and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by Aviv REIT, the terms of which were approved by several of the plaintiffs in the Illinois action.

In addition, we are involved in various unrestricted legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, or financial positions.

Item 6. EXHIBITS.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

November 14, 2012	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer
(principal financial officer)

November 14, 2012	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.