Form 10-K
period 2012-12-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2013-02-26
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock of Aviv REIT, Inc. were held by non-affiliates as of June 30, 2012. The aggregate market value of units of beneficial interest in Aviv Healthcare Properties Limited Partnership held by non-affiliates as of June 30, 2012 was $166,883,469.

As of February 26, 2013, Aviv REIT, Inc. had 358,685 shares of common stock outstanding. As of February 26, 2013, Aviv Healthcare Properties Limited Partnership had 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units and 358,685 Class G Units outstanding.

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

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 and, as such, we have elected to comply with certain reduced public company reporting requirements for this report.

PRESENTATION OF NON-GAAP FINANCIAL INFORMATION

In this report, we use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles (“GAAP”). The “non-GAAP” financial measures used in this report include FFO, Normalized FFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets, and gain (loss) on sale of assets.

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and change in fair value of derivatives.

•	EBITDA represents net income before interest expense (net) and depreciation and amortization.

•

Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets, transaction costs, write off of straight-line rents, stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

For a further description of how FFO, Normalized FFO, EBITDA and Adjusted EBITDA are calculated from, and a reconciliation of those measures to, our net income and cash flows provided by operating activities, see Part I, Item 1 “Business.”

Our management uses FFO, Normalized FFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of our ability to incur and service debt. Because FFO and Normalized FFO exclude depreciation and amortization unique to real estate, impairment, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other real estate investment trusts, or REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO and Normalized FFO, interest costs, in each case providing perspective not immediately apparent from net income. In addition, we believe that FFO, Normalized FFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

We offer these measures to assist the users of our financial statements in assessing our financial performance and liquidity under GAAP, but these measures are non-GAAP measures and should not be considered measures of liquidity, alternatives to net income or indicators of any other performance measure determined in accordance with GAAP, nor are they indicative of funds available to fund our cash needs, including our ability to make payments on our indebtedness. In addition, our calculations of these measures are not necessarily comparable to similar measures as calculated by other companies that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors should not rely on these measures as a substitute for any GAAP measure, including net income, cash flows provided by operating activities or revenues.

PRESENTATION OF PORTFOLIO METRICS

In addition to information regarding our financial performance, we present certain metrics in this report regarding the performance of our operators. These metrics include EBITDARM coverage, EBITDAR coverage, EBITDAR margin, portfolio occupancy and quality mix, which are derived as follows:

•

EBITDARM coverage represents EBITDARM, which we define as earnings before interest, taxes, depreciation, amortization, rent expense and management fees allocated by the operator to one of its affiliates, of our operators for the applicable period, divided by the rent paid to us by our operators during such period.

•

EBITDAR coverage represents EBITDAR, which we define as earnings before interest, taxes, depreciation, amortization and rent expense, of our operators for the applicable period, divided by the rent paid to us by our operators during such period.

•	EBITDAR margin of an operator represents the operator’s EBITDAR for the applicable period divided by the operator’s total revenue for the applicable period.

•

Portfolio occupancy represents the average daily number of beds at our properties that are occupied during the applicable period divided by the total number of beds at our properties that are available for use during the applicable period.

•	Quality mix represents total revenue of our operators from all payor sources, excluding Medicaid revenues, divided by the total revenue of our operators for the applicable period.

These metrics are not derived from our financial statements but are operating statistics that we derive from reports that we receive from our operators pursuant to our triple-net leases. As a result, our portfolio metrics typically lag our own financial statements by approximately one quarter. In order to determine our portfolio metrics for the period presented, the metrics are stated only with respect to properties owned by us and operated by the same operator for the portion of the period we owned the properties and excludes assets held for sale, properties under construction and, with certain exceptions for shorter periods, properties within 24 months of completion of construction. Accordingly, EBITDARM and EBITDAR coverage for the twelve months ended September 30, 2012 and portfolio occupancy and quality mix for the three months ended September 30, 2012 included 222 of the 250 properties in our portfolio as of September 30, 2012.

When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

PART I

Item 1. BUSINESS

Our Company

We are a self-administered real estate investment trust, or REIT, specializing in the ownership and triple-net leasing of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our management team has extensive knowledge of and a track record investing in SNFs and other healthcare real estate. We believe that we own one of the largest and highest-quality portfolios of post-acute and long-term care SNFs in the United States. We generate our cash rental stream by triple-net leasing our properties to third-party operators who have responsibility for the operation of the facilities, including for all operating costs and expenses related to the property, maintenance and repair obligations and other required capital expenditures. Our leases typically include rent escalation provisions designed to provide us with organic growth in our rental stream. As of December 31, 2012, our portfolio consisted of 258 properties in 29 states leased to 38 tenants who represent many of the largest and most experienced operators in the industry.

We believe we can continue to achieve attractive returns for our investors by combining a steadily growing rental stream from our existing properties with growth through acquisitions in a large and fragmented industry. In the last five years, we have acquired 124 properties with 22 tenants in 55 separate transactions ranging in size from less than $1 million to $73 million, for a total of $559.0 million, representing a 17% compound annual growth rate (CAGR) over that period. We have established a track record of working with market-leading operators to support their growth plans through acquisitions. Our experience, reputation and relationships in the SNF industry allow us to acquire properties to which many other investors do not have access. As a result, we have been successful acquiring high-quality properties at valuations that achieve attractive lease yields and strong rent coverage for our diversified portfolio. Because we generate a significant and ongoing pipeline of investment opportunities, our growth has accelerated as we have raised more capital.

We have built a high-quality and strategically diversified portfolio of tenants and properties with $128.4 million of contractual rent for the twelve months ending March 31, 2014 based on leases in place as of February 19, 2013. We also receive income from secured loan receivables and an asset under a direct financing lease, which together have a book value of $43.7 million as of December 31, 2012. Our leases provide us with long-term cash rental streams, with a weighted-average remaining lease term of approximately 8.3 years as of December 31, 2012 and only 7% of our rent expiring over the next 5 years. We are able to proactively manage lease expirations by extending our leases in connection with acquisitions, reinvestment projects and other opportunities. We believe our rental stream is secure because our EBITDARM and EBITDAR coverage ratios were 2.0x and 1.6x, respectively, for the twelve months ended September 30, 2012. We believe these measures are strong indications of our tenants’ ability to comfortably pay the rent under our leases. In addition, our properties have strong occupancy and quality mix, with portfolio occupancy and quality mix of 80.7% and 46.9%, respectively, for the three months ended September 30, 2012. See “Presentation of Portfolio Metrics” for additional information regarding our coverage ratios and other portfolio metrics.

Our Competitive Strengths

We believe the following strengths serve as the foundation for our business:

Established Healthcare REIT with Expertise Investing in SNFs. We specialize in triple-net leasing post-acute and long-term care SNFs to large and experienced operators. We own one of the largest portfolios of SNFs in the United States and have been investing in SNFs for over 30 years. As of December 31, 2012, 221 of our 258 properties were SNFs, representing 86.9% of our contractual rent. We have established a strong reputation in the SNF industry for experience, knowledge and relationship-oriented investing. In the last five years, we have acquired 124 properties leased to 22 tenants, for a total of $559.0 million. We have extensive experience and expertise regarding the management of our portfolio, which we believe is critical to our success. Our network of market-leading SNF operators has created a pipeline of growth opportunities.

Strategically Diversified Portfolio of High-Quality Properties. We have a diversified portfolio of properties located in 29 states that are triple-net leased on a long-term basis to 38 tenants. We focus on strategically limiting our concentration of properties with tenants and states, with no single tenant representing more than 15.1% of our contractual rent and no state representing more than 18.3% of our contractual rent as of December 31, 2012. We have a strategically balanced portfolio of Medicare and Medicaid revenue which comes from many different reimbursement systems including from the federal government and 28 states. We believe that our diversification helps us generate a stable and steadily growing rental stream. We also pursue a strategy of leasing properties to multiple tenants in each of our markets and multiple properties for each of our tenants, which helps us expand our expertise and relationships in a given market, while also helping us mitigate risk. We focus on continually enhancing the quality of our properties and have established a reinvestment program designed to give our high-quality properties a competitive advantage in their markets. These investments include interior enhancements designed to drive revenues for our operators and exterior enhancements designed to attract residents from the community and key referral sources. We have invested a significant amount of capital in recent years in our existing properties, for which we receive incremental rent, with returns consistent with those we achieve for new acquisitions. We expect this to be a consistent and growing part of our business.

Strong Relationships with Large and Experienced Operators. We have developed strong relationships with many of the largest and most experienced operators in the United States. We have made a long-term commitment to working with operators in a cooperative and supportive manner. Our top ten tenants, which represent 77.6% of our contractual rent as of December 31, 2012, with an average of 82 properties, 11,100 employees and a ten-year relationship with us, averaged approximately $451 million in revenues in 2011. These operators possess the experience, scale and other characteristics that are key factors in driving profitability for them and our properties. Our top ten tenants have strong EBITDAR margins and coverages, of 16% and 1.6x, respectively, for our properties, for the twelve months ended September 30, 2012. We cultivate long-term relationships with our tenants and other market-leading operators. Many of our properties are leased to tenants with whom we have had a relationship for at least ten years. Our strong relationships with these operators lead to a significant pipeline of attractive investment opportunities, with approximately 71% of our $559.0 million of acquisitions over the last 5 years completed with existing tenants. We believe we will continue to generate a significant pipeline of investment opportunities as a result of our relationships.

Well-Structured Triple-Net Leases with Strong Coverage. We have strong rent coverage, which is an indication of our tenants’ ability to comfortably pay the rent due under our leases. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2012 were 2.0x and 1.6x, respectively. We believe our coverages achieve the proper balance between maintaining our profitability and providing comfort that our tenants will be able to pay the rent due under our leases. Under our triple-net leases, our tenants are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other required capital expenditures. This structure helps insulate us from variability in operator cashflows. We support our ability to generate attractive returns on a long-term basis by structuring our leases with a variety of complementary provisions. Our leases typically have initial terms of 10 years and include annual rent escalators of approximately 2% compounded per annum.

These escalator provisions help us achieve a steadily growing cash rental stream. We regularly enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise from our close tenant relationships. Our lease structures also provide us with key credit support for our rents, with 99% of our contractual rent supported by personal and/or corporate guarantees and 88% supported by master leases or leases with cross-default provisions as of December 31, 2012. Our leases also typically require security deposits of several months’ rent.

Platform Built for Growth with Proven Investment Track Record. We employ 32 people across the organization and are committed to maintaining a growth-oriented infrastructure. We have 11 professionals focused on sourcing, underwriting and executing transactions. Our acquisition team has enabled us to grow our total assets at December 31, 2012 by 96% over the last five years. We have also developed an experienced asset management team of 8 professionals that oversees our properties, preserves our assets and identifies other investments in our existing portfolio that help grow our rental stream. We are disciplined and selective about the investments we make. Our underwriting process includes a thorough assessment of the experience and credit profile of each operator, the quality of the real estate and the demographics of the market in which the property is located. The experience of our management team and our strong working relationships with our tenants have enabled us to invest $97.2 million over the last five years in existing properties and strategic new construction projects, for which we receive incremental rent. We are disciplined and make investments with attractive returns that create long-term value.

Attractive Capital Structure with Capacity for Growth. We believe we have an attractive capital structure with low leverage that will provide significant capacity to effectuate our growth plans. Our indebtedness is long-term, with a weighted-average maturity of 5.2 years. We have significant liquidity, with an aggregate undrawn amount under our revolving credit facilities of $224.2 million. In 2011 and 2012, we made a strategic transition to publicly-traded unsecured bonds, with $400.0 million raised in three separate issuances. We have demonstrated our ability to access capital by raising over $2 billion as a private company since 2005 through a diverse combination of institutional equity investments, secured mortgage financing and our issuance of $400.0 million of unsecured bonds.

Experienced Management Team with Significant Tenure Supported by Strong Equity Ownership. Craig M. Bernfield, our Chairman and Chief Executive Officer, has built our company for over 20 years. Our President and Chief Operating Officer, Steven J. Insoft, has been with us for eight years and has more than 20 years of experience as an operator, investor and developer of SNFs and assisted living facilities, or ALFs. Our Chief Financial Officer, James H. Lyman, joined the Company in 2012 with over 30 years of real estate, capital markets and operating experience, including significant public and private REIT experience as a chief financial officer and senior executive. Our other key senior executives and professionals have significant tenure and experience, averaging 10 years with the company and 23 years in their areas of expertise. Our entire management team has specialized knowledge that is critical to the operation and growth of our business.

In September 2010, we entered into a new strategic partnership with an affiliate of Lindsay Goldberg, LLC (“Lindsay Goldberg”), a highly regarded private investment firm. We believe our relationship with Lindsay Goldberg has provided us with valuable support to facilitate our growth. Lindsay Goldberg has invested $376.8 million in our company’s equity to date, and has committed to provide additional equity capital to support our growth.

Our Growth Strategies

The SNF industry is large and fragmented and we believe that market conditions are favorable for investing in post-acute and long-term care SNFs and for consolidation in the industry. According to the American Health Care Association, the SNF market is comprised of 15,700 facilities and 1.7 million beds and, according to NIC, there are over 2,400 SNF operators in the United States. We estimate that approximately 89% of SNFs are privately owned, and in our experience these owners regularly seek liquidity through the sale of their properties and sale-leaseback transactions. These transactions are attractive to us because they offer conservative property valuations and an alignment of interests with the seller since they continue to operate the property after the acquisition is completed. We have an extensive network of relationships with SNF operators and owners and an experienced team of professionals that specialize in SNFs. We believe our reputation and knowledge will provide us with a significant competitive advantage to further consolidate the ownership of post-acute and long-term care SNF properties.

The primary elements of our growth strategy are to:

Continue to Source Investments from Existing Relationships. Our tenants represent many of the largest and most experienced operators of SNFs in the United States. These market-leading operators have a demonstrated desire, as well as the resources and ability to grow, and our strong relationships with these operators lead directly to acquisition and other investment opportunities. These operators own many of the facilities they operate which gives us a significant opportunity to grow our portfolio through sale-leaseback transactions. These transactions are attractive to the operators because they provide liquidity to grow their businesses. Approximately 71% of our $559.0 million of acquisitions over the last 5 years were completed with existing tenants. We believe we can continue to expand our relationships with our tenants, who collectively operate over 900 properties throughout the United States. As a result, we believe we will continue to identify attractive acquisition, sale-leaseback, reinvestment, new construction and other investment opportunities in our operators’ existing markets, as well as new markets.

Identify Additional Operator Relationships. We seek to expand our portfolio by capitalizing on the network of relationships with market-leading operators we have built in the SNF industry over the past 30 years. We focus on operator relationships that meet our investment criteria and we believe our experience in the industry helps us to identify these high-quality operators. This strategy has resulted in approximately 29% of our acquisitions over the last 5 years being completed with 11 new tenants who now operate 51 of our properties. Our reputation as experts in the industry has allowed us to generate a significant pipeline of attractive opportunities to grow our portfolio with some of the largest and most experienced operators in the United States.

Generate Additional Rent Through Ongoing Property Reinvestment Program. We are committed to owning and acquiring high-quality properties. We have developed a programmatic approach to reinvesting in our properties to maintain and enhance their quality over the long-term, to help our operators achieve a competitive advantage in their markets and to generate an attractive return on our invested capital. These investments include interior enhancements such as therapy gyms and specialty care units designed to drive revenues for our operators, and exterior enhancements, such as lighting, signage and architectural features, designed to attract residents from the community and key referral sources. We are able to identify and complete a significant volume of these investments, through which we are able to generate additional rents at returns consistent with those we achieve with new acquisitions and help our tenants enhance their profitability. In connection with these investments, we obtain lease extensions, which drive our long-term rental stream. We also maintain a pipeline of new construction projects, with established operator relationships, to grow our portfolio with state-of-the-art properties.

Further Enhance Our Franchise and Position as an Industry Leader. We are committed to further developing our reputation and franchise in the SNF industry. We frequently sponsor and speak at industry conferences and similar events and focus on opportunities to prominently align ourselves with other leaders in the post-acute and long-term care SNF and healthcare real estate industry. Mr. Bernfield, our Chairman and Chief Executive Officer, serves on the board of directors, and we are one of five Premier Partners, of NIC, one of our industry’s leading organizations. We also host an annual conference for our operators to share best practices and ideas, which generates additional investment opportunities for us. As a result of our efforts, there is significant awareness of the Aviv franchise in the SNF industry, which results in SNF owners and operators approaching us with a significant pipeline of attractive investment opportunities.

Strategically Pursue Opportunities to Invest in Complementary Healthcare Properties. We intend to continue to capitalize on our management team’s extensive knowledge of healthcare properties, as well as our strong relationships with our tenants, to supplement our core strategy of acquiring and investing in post-acute and long-term care SNFs. We opportunistically acquire complementary healthcare properties, such as ALFs, and independent living facilities, or ILFs, which collectively represented 10.5% of our contractual rents as of December 31, 2012. In addition, we have also acquired long-term acute-care hospital and traumatic brain injury facilities, which collectively represented 2.6% of our contractual rents as of December 31, 2012, with experienced operators that meet our criteria for quality and experience and we believe have the ability and desire to grow with us. We believe the acquisition of these properties on a strategic basis helps us continue to generate attractive returns, complement our existing portfolio and further expand and strengthen our industry relationships.

Our Portfolio

As of December 31, 2012, our portfolio consisted of 258 properties, comprised of 221 skilled nursing facilities, 22 assisted living facilities, 13 traumatic brain injury facilities, one long-term acute care hospital and one land parcel for development, with approximately 19,700 beds in 29 states triple-net leased to 38 operators. Our portfolio consisted of 253 owned properties (including one property under development), three properties that we lease and sublease to a third-party operator, one property in which we hold a leasehold security interest from a third-party operator and one new construction property in which we hold a security interest. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2012 were 2.0x and 1.6x, respectively, and our operators’ EBITDAR margins at our properties averaged 16%. For the three months ended September 30, 2012, our portfolio occupancy was 80.7% and our quality mix was 46.9%.

The following table provides certain information regarding our top ten operators as of December 31, 2012:

		Properties		2011
	Founded	Aviv	Total	Revenues	Employees
	(in millions)
Daybreak	2001	47	70	$243	4,300
Saber	2001	30	64	253	6,000
EmpRes	1997	17	47	265	3,500
Preferred Care	1992	15	106	534	9,900
Maplewood	2006	5	5	12	400
Sun Mar	1986	13	26	226	2,500
Benchmark	2000	15	21	63	1,700
Deseret	2006	18	25	57	1,400
Genesis	1985	11	426	2,746	78,000
Reliance	1998	4	27	109	3,500
Average	1997	18	82	451	11,100

We lease our properties to a diversified group of 38 operators with no single operator representing more than 15.1% of our contractual rent as of December 31, 2012. We monitor the credit quality of our operators on an ongoing basis. For example, on a quarterly basis, we review quarterly the financial statements of our properties, paying special attention to trends in key metrics, liquidity measures and health surveys. Our review and analysis is accompanied by a formal quarterly conference call with each operator’s key personnel in order to provide better insight into the current state of operations. Furthermore, we perform an onsite inspection of each of our properties on an annual or biennial basis, following which we make recommendations to our operators related to building improvements and reinvestment opportunities.

The following table sets forth information about our properties as of December 31, 2012:

Operator Diversification

Operator (1)	Number of Properties	Number of Beds	Percentage of Contractual Rent
Daybreak	47	3,705	15.1%
Saber	30	2,365	14.8%
EmpRes	17	1,404	9.9%
Preferred Care	15	1,402	7.7%
Maplewood	5	407	7.1%
Sun Mar	13	1,345	7.1%
Benchmark	15	1,197	5.8%
Deseret	18	889	3.9%
Genesis	11	881	3.5%
Reliance (2)	4	460	2.7%
New Beginnings	4	425	2.4%
Bridgemark	4	475	2.1%
CareMeridian	13	150	1.9%
Trillium	8	467	1.7%
Markleysburg	4	329	1.4%
HI-Care	3	250	1.3%
Ridgecrest	2	175	1.2%
Covenant Care	2	224	0.9%
Advocat	1	154	0.8%
Heyde	3	203	0.8%
Concepts	3	306	0.8%
JK&L	2	104	0.8%
Lion	1	162	0.7%
Safe Haven	2	124	0.7%
Physician’s Hospital Group	1	30	0.7%
NuCare	1	94	0.6%
UltraCare	3	139	0.6%
Transitions	1	135	0.6%
Homestead	6	348	0.6%
Trinity HealthCare	1	134	0.4%
Orion	1	93	0.4%
Prestige	1	95	0.4%
LTP Generations	2	97	0.3%
Health Dimensions	1	90	0.3%
ConvaCare	1	40	0.0%
Fountain	1	78	0.0%
RAMM	1	111	0.0%
Prestige Care (3)	9	621	0.0%
Other (4)	1	0	0.0%

Total	258	19,708	100.0%

(1)	Throughout this report, we refer to operators by their commonly-known trade names; however, each operator may operate through a variety of legal entities, some or all of which may not be under common ownership and properties may not be subject to master leases or cross-defaulted.
(2)	The lease for four of the five properties leased to ConvaCare was transitioned to Reliance effective January 1, 2013.
(3)	The initial annual contracted rent under the Prestige Care lease is $4.0 million, with payments beginning in April 2013.
(4)	Reflects one closed facility that is held for sale.

We have a geographically diversified portfolio of properties located in 29 states with no state representing more than 18.3% of our contractual rent as of December 31, 2012.

The following table sets forth information about our properties as of December 31, 2012:

State Diversification

State	Number of Properties	Number of Beds	Percentage of Contractual Rent (1)
Texas	58	4,702	18.3%
California	34	2,268	16.2%
Ohio	17	1,143	9.9%
Connecticut	5	407	7.1%
Missouri	15	1,197	5.8%
Arkansas	11	1,129	5.6%
Pennsylvania	10	1,134	4.3%
New Mexico	9	760	4.0%
Illinois	8	827	3.7%
Kansas	16	836	3.4%
Massachusetts	9	682	2.6%
Florida	6	398	2.4%
Arizona	5	478	2.3%
Wisconsin	5	387	1.6%
Idaho (2)	5	402	1.6%
Nebraska	3	312	1.3%
Iowa	7	347	1.3%
Washington (2)	11	630	1.2%
Oregon (2)	6	393	1.2%
Nevada	3	241	0.9%
Kentucky	1	154	0.8%
Michigan	2	188	0.8%
Minnesota	3	155	0.7%
Indiana	1	30	0.7%
Oklahoma	3	139	0.6%
Montana	2	110	0.5%
Virginia	1	97	0.5%
Tennessee	1	102	0.4%
Utah	1	60	0.3%

Total	258	19,708	100.0%

(1)	In the case where the facilities’ master lease includes more than one state, rent was allocated proportionally by number of beds.
(2)	The lease for nine properties located in Idaho, Washington and Oregon was transitioned to Prestige Care effective October 1, 2012, with rental payments beginning in April 2013.

Lease Expiration

The following table sets forth information regarding the expiration dates of our leases as of December 31, 2012:

Year	Number of Properties with Leases Expiring		Percentage of Total Rent
2013	2		0.4%
2014	2		0.2%
2015	9		2.7%
2016	6		2.6%
2017	17		1.1%
2018	18		10.1%
2019	5		1.6%
2020	31		11.2%
2021	89		33.4%
2022	47		21.1%
Thereafter	31		15.6%

Total	257	(1)	100.0%

(1)	Does not include one closed facility that is held for sale.

Our Industry

The healthcare REIT industry represents a subset of the broader REIT market dedicated to owning and triple-net leasing healthcare real estate assets, including SNFs, senior housing communities, hospitals and medical office buildings. There are currently 12 publicly-traded healthcare REITs representing an aggregate public market capitalization of approximately $73 billion based on publicly available data as of December 31, 2012. Most of these companies specialize in other healthcare properties or are larger diversified companies that are less focused on investing in post-acute and long-term care SNFs. The SNF real estate industry is large and fragmented and we believe there is a significant consolidation opportunity. There are approximately 15,700 facilities and 1.7 million beds, according to the American Health Care Association, and over 2,400 SNF operators according to the National Investment Center for the Seniors Housing & Care Industry (NIC). We estimate that approximately 89% of SNFs are privately-owned.

We believe that the dynamics within the SNF industry create an opportunity for attractive returns. The SNF industry is expected to benefit from current and projected near-term demographic, economic and regulatory trends driving demand for post-acute and long-term care services provided by SNFs. The demand for SNFs is need based as they care for residents recovering from an illness or surgery who may have been discharged from a hospital and need rehabilitation or restorative care, and long-term residents who need daily skilled nursing and assistance with numerous activities of daily living. SNFs provide comprehensive delivery of care to these residents at a lower cost than higher acuity healthcare facilities. The SNF industry is insulated from competition by significant barriers to entry, which limit the supply of additional SNFs.

Furthermore, governmental programs are now designed for managed care organizations and acute care hospitals to focus on cost savings, which is expected to generate increased utilization for SNFs.

SNFs receive a majority of their revenue through reimbursement from state and federally funded Medicaid and Medicare programs. We believe government reimbursement is a key factor supporting the cost-structure and profitability of SNF operators. Since the inception of the Medicaid and Medicare programs in 1965, the state and federal governments have proven to be reliable payers in support of the care for the U.S. elderly population. Over the last decade, SNF Medicare and SNF Medicaid reimbursement rates have been increasing at a stable rate, including growing at estimated CAGRs of 7% and 3%, respectively, over the last five years through 2011. We believe that the government will continue to provide adequate funding for post-acute and long-term care SNFs.

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

We believe there has been a trend in our industry over the last few years of companies pursuing large portfolio transactions. In addition, we believe our industry has also experienced a trend over the last few years of companies seeking to diversify into other asset classes and away from SNFs. In contrast, we have focused on smaller and middle-market transactions, primarily involving SNFs. We have experience identifying and underwriting the abilities of qualified local, regional and national operators. We have established a track record of working with market-leading operators to support their growth plans through acquisitions. Our experience, reputation and relationships in the SNF industry allow us to acquire properties to which other investors do not have access.

Regulation

Typically, operators of SNFs receive significant funding from governmental programs and are regulated by the states and the federal government. Operators of SNFs are subject to federal and state laws that regulate the type and quality of the nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, most, if not all, of our operators are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, including kickbacks and false claims. The following discussion describes certain material U.S. federal and state healthcare laws and regulations that may affect our operations and those of our operators. However, the discussion does not address all applicable federal, state and local healthcare laws and regulations that could affect our operations and those of our operators.

•

Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require operators of SNFs and other healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•

Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification,that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON laws in those states that have them generally require an applicant to demonstrate the need for constructing a new facility, expanding an existing facility, changing the ownership or control of an existing licensed facility, or terminating services that have been approved through the CON process. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new operator.

•

Medicare and Medicaid Certification. A significant portion of the revenues of our operators that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. From time to time, our operators are notified of potential penalties, financial or otherwise, relating to facilities operated by them, and such penalties have been imposed from time to time. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ revenues, which may affect their ability to meet their obligations to us.

•

Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and submission of claims apply to state Medicaid programs, and may also apply to private payors under state laws. Further, healthcare providers, including, but not limited to, SNFs are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages and penalties up to $11,000 per claim. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties. Governments are also devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud in SNFs. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally-funded healthcare programs. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by an operator may result in the imposition of treble damages and fines or other penalties, which may affect that operator’s ability to meet its obligations to us or to continue operating the facility. Also, the Health Reform Laws (discussed in greater detail below) revise healthcare fraud and abuse provisions that will affect our operators. Specifically, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to state–based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws require certain entities—including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors—to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the FCA, and/or exclusion from the federal healthcare programs. On February 14, 2012, CMS published a proposed rule implementing the Health Reform Laws requirement that healthcare providers and suppliers report and return self-identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable. The Health Reform Laws also amend the Federal Anti–Kickback Statute to state that any items or services “resulting from” a violation of the Anti–Kickback Statute constitutes a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provide for additional funding to investigate and prosecute healthcare fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators in the event that the government brings an enforcement action or subjects them to penalties.

•

Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provides for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties.

•

Legislative and Regulatory Developments. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends PPACA (collectively, the “Health Reform Laws”) and the June 28, 2012 United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below), may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators provide to our respective employees. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.

On July 29, 2011, CMS released its final rule regarding 2012 Medicare payment rates for SNFs, which became effective October 1, 2011. The rule recalibrated the method of calculating Medicare reimbursement rates, and caused the reimbursement rates for SNFs to be reduced by approximately 11.1% on a system-wide basis for fiscal year 2012. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow States not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. Despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives voted to repeal the Health Reform Laws in full. We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators.

Additionally, provisions of Title VI of the Health Care Reform Laws are designed to increase transparency and program integrity of SNFs. Specifically, SNFs will be required to institute compliance and ethics programs. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on these providers. Regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators. In 2007, CMS instituted a Special Focus Facility, or SFF, initiative to stimulate improvement in the quality of care for SNFs with a history of compliance difficulties. Properties are identified based on SNFs that have more problems than other SNFs (about twice the average number of deficiencies), more serious problems than most SNFs and a pattern of problems that has persisted over a long period of time (generally three years). CMS requires that SFFs be visited by survey teams twice as frequently as other nursing homes (about twice per year). Within approximately 24 months after a facility is identified as a SFF, CMS expects one of three outcomes: improvement and graduation from the list; termination from participation in Medicare; or an extension of time to continue showing improvement. Five of our properties have been identified by CMS as SFFs, two of which are classified as showing significant improvement, two of which are classified as not showing significant improvement and one of which was recently identified as a SFF.

Environmental Matters

In addition to environmental risks relating to releases of hazardous substances, our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes, including medical wastes. Certain of our properties utilize above or underground storage tanks to store heating oil for use at the properties. Other properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. Our leases obligate our operators to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us. An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.

In connection with the ownership of our current or past properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we typically engage a consultant to conduct a limited environmental assessment of each property prior to acquisition and oversee our properties in accordance with environmental laws. Most of our leases require operators to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so. We are not aware of any environmental issues that are expected to have a material impact on the operations of any of our properties. See “Risk Factors—Risks Relating to Our Business and Operations.”

Insurance

Under the terms of our leases, our operators are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the lease agreement or other written agreement between us and the operator. In some limited situations, we have agreed in our leases to pay half of the cost of earthquake insurance. We believe that our properties are covered by adequate insurance provided by reputable companies and with commercially reasonable deductibles and limits. Our leases provide that insurance premiums are the responsibility of the operator, and our operators are responsible for any increases in premiums. In addition, we carry contingent property and liability coverage for our properties encumbered by the existing credit facility.

Employees

As of December 31, 2012, we had 29 full-time employees and 3 part-time employees. None of our employees is represented by a union.

Corporate Information

Aviv REIT was incorporated as a Maryland corporation on July 30, 2010 and operates in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. Our operating partnership, Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, was formed on July 30, 2010, and was the successor to a Delaware limited partnership of the same name formed on March 4, 2005 in connection with the roll-up of various affiliated entities.

Our corporate offices are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Our telephone number is (312) 855-0930. Our internet website is http://www.avivreit.com. The information contained on, or accessible through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Summary Financial Data

You should read the following summary historical consolidated financial and other data in connection with “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto appearing elsewhere in this report.

The summary historical consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited historical consolidated financial statements appearing elsewhere in this report. The summary historical financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited historical consolidated financial statements of Aviv Healthcare Properties Limited Partnership, which are not included in this report. Certain comparative figures have been reclassified to conform to our current financial statement presentation and to reflect the effect of the classification of certain assets as “discontinued operations”. The historical results are not necessarily indicative of the results to be expected in the future. Historical financial data for periods prior to September 17, 2010 represent the results of operations and financial condition of our operating partnership, Aviv Healthcare Properties Limited Partnership, as predecessor to Aviv REIT.

	Year Ended December 31,
Operating Information	2012		2011		2010		2009		2008
	(in thousands)
Revenues
Rental income	$117,410		$91,012		$84,097		$80,980		$70,823
Interest on secured loans and direct financing lease	4,633		5,193		5,172		3,442		1,801
Interest and other income	1,129		844		133		466		2,012

Total revenues	123,172		97,049		89,402		84,888		74,636
Expenses
Interest expense	50,983		38,667		23,730		27,069		26,809
Depreciation and amortization	26,892		20,272		17,246		16,920		13,957
General and administrative	16,506		11,422		9,823		7,557		7,021
Transaction costs	6,708		5,493		1,578		7,441		855
Loss on impairment of assets	11,117		5,233		96		—		932
Reserve for uncollectible secured loan receivable	6,531		1,512		750		—		—
Change in fair value of derivatives	—		—		(2,931)		(6,988)		8,674
Gain on sale of assets, net	—		(1,171)		(512)		—		—
Loss on extinguishment of debt	28		3,807		2,296		—		—
Other expense	400		267		—		—		—

Total expenses	119,165		85,502		52,076		51,999		58,248

Income from continuing operations	4,007		11,547		37,326		32,889		16,388
Discontinued operations	4,586		(234)		656		792		485

Net income	$8,593		$11,313		$37,982		$33,681		$16,873

	As of December 31,
Balance Sheet Information	2012		2011		2010		2009		2008
	(in thousands)
Gross real estate investments	$1,102,832		$919,384		$703,049		$636,409		$606,692
Cash and cash equivalents	17,876		40,862		13,029		15,543		9,361
Secured loan receivables, net	32,639		33,031		36,610		28,970		20,361
Total assets	1,099,529		951,421		731,400		665,130		634,367
Senior notes payable and other debt	705,153		600,474		440,576		480,105		463,546
Total liabilities	779,026		704,162		486,244		527,598		519,096
Stockholders’ equity	326,568		241,712		223,767		—		—
Noncontrolling interests	(6,065)		5,547		21,389		1,177		956
Total equity	320,503		247,259		245,156		74,562		77,871
Total liabilities and equity	1,099,529		951,421		731,400		665,130		634,367

	As of December 31,
Other Information	2012		2011		2010		2009		2008
	(in thousands except ratios)
Cash flows provided by operating activities	$44,476		$52,088		$54,680		$40,042		$32,048
Cash flows used in investing activities	(184,690)		(207,056)		(75,117)		(38,493)		(89,075)
Cash flows provided by financing activities	117,228		182,800		17,923		4,632		50,010
FFO (1)	42,177		35,647		54,812		50,601		31,762
Normalized FFO (1)	55,444		46,459		56,505		51,054		41,291
EBITDA (2)	86,464		70,233		78,931		77,639		57,639
Adjusted EBITDA (2)	109,665		93,672		84,743		78,498		68,100
Ratio of earnings to fixed charges (3)	1.17	x	1.29	x	2.60	x	2.23	x	1.63	x

(1)	For a discussion of FFO and Normalized FFO, including their limits as financial measures, see “Presentation of Non-GAAP Financial Information.” The following table is a reconciliation of our net income to FFO and Normalized FFO:

	Year Ended December 31,
Funds from Operation	2012	2011	2010	2009	2008
	(in thousands)
Net Income	$8,593	$11,313	$37,982	$33,681	$16,873
Depreciation and amortization	26,892	20,272	17,246	16,920	13,957
Loss on impairment of assets	11,117	5,233	96	—	932
Gain on sale of assets, net	(4,425)	(1,171)	(512)	—	—

Funds From Operations	42,177	35,647	54,812	50,601	31,762
Loss on extinguishment of debt	28	3,807	2,296	—	—
Reserve for uncollectible loan receivables	6,531	1,512	750	—	—
Transaction costs	6,708	5,493	1,578	7,441	855
Change in fair value of derivatives	—	—	(2,931)	(6,988)	8,674

Normalized Funds From Operations	$55,444	$46,459	$56,505	$51,054	$41,291

The following table is a reconciliation of our cash flows provided by operating activities to FFO and Normalized FFO:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash flows provided by operating activities	$44,476	$52,088	$54,680	$40,042	$32,048
Depreciation from discontinued operations	(43)	(575)	(608)	(608)	(705)
Reserve for uncollectible loan receivables	(6,531)	(1,512)	(750)	—	—
Share based compensation	(1,689)	(1,972)	(1,632)	(406)	(406)
Amortization of deferred financing costs	(3,545)	(2,665)	(1,008)	(550)	(537)
Straight-line rental income (expense), net	7,656	(467)	3,056	6,389	5,531
Rental income from intangible amortization, net	1,486	1,366	3,681	2,098	2,518
Changes in operating assets and liabilities	395	(5,967)	(4,101)	(3,352)	2,171
Change in fair value of derivatives	—	—	2,931	6,988	(8,674)
Discontinued operations	—	(773)	—	—	(184)
Non-cash loss on extinguishment of debt	(42)	(3,807)	(1,437)	—	—
Other	14	(69)	—	—

Funds From Operations	42,177	35,647	54,812	50,601	31,762
Loss on extinguishment of debt	28	3,807	2,296	—	—
Reserve for uncollectible loan receivables	6,531	1,512	750	—	—
Transaction costs	6,708	5,493	1,578	7,441	855
Change in fair value of derivatives	—	—	(2,931)	(6,988)	8,674

Normalized Funds From Operations	$55,444	$46,459	$56,505	$51,054	$41,291

(2)	For a discussion of EBITDA and Adjusted EBITDA, including their limits as financial measures, see “Presentation of Non-GAAP Financial Information.” The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
EBITDA	2012	2011	2010	2009	2008
	(in thousands)
Net income	$8,593	$11,313	$37,982	$33,681	$16,873
Interest expense, net	50,979	38,648	23,703	27,038	26,809
Depreciation and amortization	26,892	20,272	17,246	16,920	13,957

EBITDA	86,464	70,233	78,931	77,639	57,639
Loss on impairment of assets	11,117	5,233	96	—	932
Gain on sale of assets, net	(4,425)	(1,171)	(512)	—	—
Transaction costs	6,708	5,493	1,578	7,441	855
Write off of straight-line rents	1,553	6,593	2,903	—	—
Share based compensation	1,689	1,972	1,632	406	—
Loss on extinguishment of debt	28	3,807	2,296	—	—
Reserve for uncollectible loan receivables	6,531	1,512	750	—	—
Change in fair value of derivatives	—	—	(2,931)	(6,988)	8,674

Adjusted EBITDA	$109,665	$93,672	$84,743	$78,498	$68,100

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash flows provided by operating activities	$44,476	$52,088	$54,680	$40,042	$32,048
Interest expense, net	50,979	38,648	23,703	27,038	26,809
Depreciation from discontinued operations	(43)	(575)	(608)	(608)	(705)
Amortization of deferred financing costs	(3,545)	(2,665)	(1,008)	(550)	(537)
Straight-line rental income (expense), net	7,656	(467)	3,056	6,389	5,531
Rental income from intangible amortization, net	1,486	1,366	3,681	2,098	2,518
Share based compensation	(1,689)	(1,972)	(1,632)	(406)	(406)
Gain on sale of assets, net	4,425	1,171	512	—	(184)
Loss on impairment of assets	(11,117)	(6,092)	(96)	—	(932)
Reserve for uncollectible loan receivables	(6,531)	(1,426)	(750)	—	—
Changes in operating assets and liabilities	395	(5,967)	(4,101)	(3,352)	2,171
Other	(28)	(3,876)	1,494	6,988	(8,674)

EBITDA	86,464	70,233	78,931	77,639	57,639
Loss on impairment o f assets	11,117	5,233	96	—	932
Gain on sale of assets, net	(4,425)	(1,171)	(512)	—	—
Transaction costs	6,708	5,493	1,578	7,441	855
Write-off of straight-line rents	1,553	6,593	2,903	—	—
Share based compensation	1,689	1,972	1,632	406	—
Loss on extinguishment of debt	28	3,807	2,296	—	—
Reserve for uncollectible loan receivables	6,531	1,512	750	—	—
Change in fair value of derivatives	—	—	(2,931)	(6,988)	8,674

Adjusted EBITDA	$109,665	$93,672	$84,743	$78,498	$68,100

Cash flow used in investing activities	$(184,690)	$(207,056)	$(75,117)	$(38,493)	$(91,511)
Cash flow provided by (used in) financing activities	$117,228	$182,800	$17,923	$4,632	$(74,437)

(3)	For purposes of the ratio of earnings to fixed charges, earnings consists of net income before fixed charges. Fixed charges consist of interest expensed and capitalized and amortized premiums, preferred dividends, discounts and capitalized expenses related to indebtedness.

Item 1A. RISK FACTORS

The following risk factors address the material risks and uncertainties concerning our business. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. If any of the risks discussed in this report were to occur, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Some statements in this report, including statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition—Forward-Looking Statements.”

Risks Relating to Our Business and Operations

Our business is dependent upon our operators successfully operating their businesses and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

We depend on our operators to operate the properties we own in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our operators to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations, including any other SNFs or other properties or businesses they may acquire or operate. Cash flow generated by certain individual properties may not be sufficient for an operator to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our properties on economically favorable terms. While we have generally been successful in the past in transitioning properties from one operator to another where properties are underperforming, we cannot assure you that we will be able to continue to identify and successfully transition underperforming properties going forward. In addition, from time to time we may recognize straight-line rent write-offs in connection with transitioning properties. These adverse developments could arise due to a number of factors, including those described in the risk factors below.

Our portfolio is predominately comprised of SNFs. As a result of our focus on SNFs, any changes affecting SNFs or SNF operators, including changes in governmental rules and regulations, particularly with respect to Medicare and Medicaid reimbursement, could have an adverse impact on our operators’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us. Additionally, if conditions in the SNF industry decline, we may be required to evaluate our properties for impairments or write-downs, which could result in charges that might be significant.

Certain operators account for a significant percentage of our rental income, and the failure of any of these operators to meet their obligations to us could materially reduce our rental income and net income.

As of December 31, 2012, approximately 15.1% of our contractual rent was from Daybreak, which operates 47 of our properties in Texas, approximately 14.8% of our contractual rent was from Saber, which operates 30 of our properties in Ohio, Pennsylvania, and Florida and approximately 9.9% of our contractual rent was from EmpRes, which operates 17 of our properties in California, Oregon, Nevada, Montana, and Washington. No other operator generated more than 7.7% of our total contractual rent as of December 31, 2012. The failure or inability of any of these operators, or of other operators that account for a significant percentage of our rental income, to meet their obligations to us could materially reduce our rental income and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

The geographic concentration of our properties could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, resulting in a decrease in our revenues or otherwise negatively impacting our results of operations.

As of December 31, 2012, the three states from which we derived the largest amount of contractual rent were Texas (18.3%), California (16.2%) and Ohio (9.9%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to Medicaid, acts of nature and other factors that may result in a decrease in demand for long-term care services in these states could have an adverse impact on our operators’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.

We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources.

Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. Failure to identify or consummate acquisitions or investment opportunities, or to integrate successfully any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth, which could in turn adversely affect our stock price.

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

If any of these risks are realized, our business, financial condition and results of operations, and our ability to make distributions to our stockholders may be materially and adversely affected.

We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.

In order to qualify as a REIT under U.S. Internal Revenue Code of 1986, as amended, or the Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and excluding any net capital gains). Because of this distribution requirement, we may not be able to fund, from cash retained from operations, all of our future capital needs, including capital needs to make investments and acquisitions and to satisfy or refinance maturing commitments.

As a result, we expect to rely on external sources of capital, including debt and equity financing. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to expand our business, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. We may not be in position to take advantage of attractive investment opportunities for growth in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain financing on unfavorable terms.

We had approximately $705.2 million of indebtedness outstanding as of December 31, 2012, and our indebtedness could adversely affect our financial condition and, as a result, our operations.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2012, we had total indebtedness of $705.2 million outstanding, including $400.0 million of indebtedness with respect to our Senior Notes due 2019 (excluding $3.2 million of net debt premium balance related to the Notes) and $280.5 million of indebtedness with respect to our Term Loan, our Acquisition Credit Line, our 2014 Revolver and our 2016 Revolver, and $21.5 million of other indebtedness with respect to two acquisitions. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

•

limit our ability to make distributions to our stockholders, which may cause us to lose our qualification as a REIT under the Code or to become subject to federal corporate income tax on any REIT taxable income that we do not distribute; and

•	place us at a potential competitive disadvantage compared to our competitors that have less debt.

Further, we have the ability to incur substantial additional debt, including secured debt. If we incur additional debt, the related risks described above could intensify.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Uninsured losses or losses in excess of our operators’ insurance coverage could adversely affect our financial position and our cash flow.

Under the terms of our leases, our operators are required to maintain comprehensive general liability, fire, flood, earthquake, boiler and machinery, nursing home or long-term care professional liability and extended coverage insurance with respect to our properties with policy specifications, limits and deductibles set forth in the leases or other written agreements between us and the operator. However, our properties may be adversely affected by casualty losses which exceed insurance coverages and reserves. Should an uninsured loss occur, we could lose both our investment in, and anticipated profits and cash flows from, the property. Even if it were practicable to restore the property to its condition prior to the damage caused by a major casualty, the operations of the affected property would likely be suspended for a considerable period of time. In the event of any substantial loss affecting a property, disputes over insurance claims could arise.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs. As part of our impairment evaluation during 2012, we recorded a charge of approximately $11.1 million.

As an owner of real property, we may be exposed to environmental liabilities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property, such as us, may be liable in certain circumstances for the costs of investigation, removal, remediation or release of hazardous or toxic substances (including materials containing asbestos) at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons or adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator at the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our operators’ ability to attract additional residents, our ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

Although our leases require the operator to indemnify us for certain environmental liabilities, the scope of such obligations may be limited. For instance, some of our leases do not require the operator to indemnify us for environmental liabilities arising before the operator took possession of the premises. Further, we cannot assure you that any such operator would be able to fulfill its indemnification obligations. If we were to be liable for any such environmental liabilities and were unable to seek recovery against our operators, our business, financial condition and results of operations could be materially and adversely affected.

We depend upon our key employees and our failure to retain or attract sufficient numbers of qualified personnel could have a material adverse effect on our business.

Our future performance depends to a significant degree upon the continued contributions of our management team and other employees. As of December 31, 2012, we had 29 full-time employees and 3 part-time employees and, as a result, the loss of even a small number of our employees may have an adverse effect on our business. Accordingly, our future success depends on our ability to retain, attract, hire and train skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Consequently, we may not be successful in retaining, attracting, hiring, and training the people we need, which would seriously impede our ability to implement our business strategy.

Craig M. Bernfield has significant influence over our board of directors.

Pursuant to a Stockholders Agreement entered into by Aviv REIT, an affiliate of Lindsay Goldberg, a representative of certain limited partners related to the family of Zev Karkomi and an entity formed by Craig M. Bernfield, our Chairman and Chief Executive Officer, a total of eleven votes are to be cast at all meetings of Aviv REIT’s board of directors. Subject to certain exceptions, Class B directors, who are designated by Mr. Bernfield, are entitled to cast a total of six such votes. As a result, subject to certain exceptions, Mr. Bernfield has the ability to effectively control many of our decisions and substantially influence our business, policies, affairs and matters requiring the approval of our board of directors, including the determination of the outcome of many significant corporate transactions.

Risks Relating to Our Operators and the Skilled Nursing Facility Industry

Our operators’ failure to comply with the requirements of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may affect their ability to meet their obligations to us.

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. We have no direct control over our operators’ ability to meet the numerous federal, state and local regulatory requirements. The failure of any of our operators to comply with these laws, requirements and regulations may affect their ability to meet their obligations to us. In particular:

•

Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. If an operator does not continue to meet all regulatory requirements, that operator may lose its ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•

Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification, that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new operator.

•

Medicare and Medicaid Certification. A significant portion of the revenues of our operators that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Loss of certification could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations.

•

Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and submission of claims apply to state Medicaid programs, and may also apply to private payors under state laws. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties.

•

Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) provides for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, healthcare providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties. We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us.

•

Legislative and Regulatory Developments. The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends PPACA (collectively, the “Health Reform Laws”) and the June 28, 2012 United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below), may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These new laws include a large number of health-related provisions that are scheduled to take effect over the next four years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. In addition, despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives voted to repeal the Health Reform Laws in full. We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and their ability to meet their obligations to us.

Our operators depend on reimbursement from government and other third-party payors; reimbursement rates from such payors may be reduced, which could cause our operators’ revenues to decline and affect their ability to meet their obligations to us.

The ability of our operators to generate revenue and profit influences the underlying value of our properties. Revenues of our operators are generally derived from payments for patient care. Sources of such payments for SNFs include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our operators, have in the past and could in the future result in a substantial reduction in our operators’ revenues. For example, beginning in 2012, SNFs were subject to a productivity adjustment, which means that the payment rates for SNFs may decrease from one year to the next. Additionally, although the Health Reform Laws delayed implementation of the Resource Utilization Group, Version Four (“RUG-IV”), which revises the payment classification system for SNFs, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our operators by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as SNFs, incorporates adjustments to account for facility case-mix. Additionally, on July 30, 2012, CMS released notices updating the payment rates for SNFs. Effective October 1, 2012, CMS is implementing a net 1.8% rate increase for SNFs. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, healthcare facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and which may affect their ability to meet their obligations to us.

A number of states are currently managing budget deficits, which may put pressure on states to decrease reimbursement rates for our operators with the goal of decreasing state expenditures under their state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in Medicaid due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement to our operators under both the Medicaid and Medicare programs. Potential reductions in Medicaid and Medicare reimbursement to our operators could reduce the cash flow of our operators and their ability to meet their obligations to us.

Possible changes in the healthcare needs of our operators’ residents as well as payor mix and payment methodologies may significantly affect the profitability of our operators.

The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy, the healthcare needs of residents and the rate of reimbursement. Changes in the healthcare needs of the residents as well as payor mix among private pay, Medicare and Medicaid may significantly affect our operators’ profitability and which may affect their ability to meet their obligations to us.

Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on an operator’s financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if an operator is required to pay uninsured punitive damages, or if an operator is subject to an uninsurable government enforcement action, the operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the operator’s business and its ability to meet its obligations to us.

The bankruptcy, insolvency or financial deterioration of our operators could delay or prevent our ability to collect unpaid rents or require us to find new operators.

We receive substantially all of our income as rent payments under leases of our properties. We have very limited control over the success or failure of our operators’ businesses and, at any time, any of our operators may experience a downturn in its business that may weaken its financial condition. As a result, our operators may fail to make rent payments when due or declare bankruptcy. Any operator failures to make rent payments when due or operator bankruptcies could result in the termination of the operator’s lease and could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders. This risk is magnified in situations where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease could reduce or eliminate rental revenue from multiple properties.

If operators are unable to comply with the terms of the leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform under a lease could require us to declare a default, repossess the property, find a suitable replacement operator, operate the property or sell the property. There is no assurance that we would be able to lease a property on substantially equivalent or better terms than the prior lease, or at all, find another qualified operator, successfully reposition the property for other uses or sell the property on terms that are favorable to us. It may be more difficult to find a replacement operator for a SNF property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement operator for a property, transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition a property.

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders.

Any bankruptcy filing by or relating to one of our operators could bar all efforts by us to collect pre-bankruptcy debts from that operator or seize its property. An operator bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, and our ability to make distributions to our stockholders. Furthermore, dealing with an operator’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

If one or more of our operators files for bankruptcy relief, the U.S. federal Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. However, our leases with operators that lease more than one of our properties are generally made pursuant to a single master lease covering all of that operator’s properties leased from us, or are cross-defaulted with other leases, and consequently there is uncertainty about how such arrangements may be treated in a bankruptcy. It is possible that in bankruptcy the debtor- operator may be required to assume or reject the master lease or cross-defaulted leases as a whole, rather than making the decision on a property-by-property basis, thereby preventing the debtor-operator from assuming the better performing properties and terminating the master lease or cross-defaulted leases with respect to the poorer performing properties.

Increased competition may affect the ability of our operators to meet their obligations to us.

The healthcare industry is highly competitive. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as long-term acute care hospitals, in-patient rehabilitation facilities, home health agencies, hospices, life care at home, community-based service programs, retirement communities and convalescent centers. Our operators may not be able to achieve performance levels that will enable them to meet their obligations to us.

Risks Relating to Our Tax Status and Other Tax Related Matters

Our failure to remain qualified as a REIT would have significant adverse consequences to us.

We made the election to be taxed as a REIT effective as of our taxable year ending December 31, 2010. We believe that we have been organized and have operated in a manner that has allowed us to qualify for taxation as a REIT under the Code commencing with such taxable year, and we intend to continue to be organized and operate in this manner. Qualification as a REIT involves the application of highly technical and complex Code provisions and U.S. Treasury Department regulations, or Treasury regulations, promulgated thereunder for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent violation could jeopardize our ability to remain qualified as a REIT. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. In order to remain qualified as a REIT, we must satisfy a number of requirements on a continuing basis, including requirements regarding the composition of our assets, sources of our gross income and stockholder ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and excluding any net capital gains).

If we lose our qualification as a REIT, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, but all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

As a result of these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on certain prohibited transactions, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. We currently own an interest in one taxable REIT subsidiary, or TRS, and we may use TRSs to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through “pass-through subsidiaries”. Such TRSs will be subject to federal, state and local corporate level income tax at regular rates. In addition, we may incur a 100% excise tax on any transaction with a TRS that is not conducted on an arm’s length basis. Any of these taxes would decrease cash available for the payment of our debt obligations or for distribution to our stockholders.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders annually at least 90% of our REIT taxable income (computed without regard to our deduction for dividends paid and excluding any net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute annually less than 100% of our REIT taxable income (computed without regard to our deduction for dividends paid and excluding any net capital gains). In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. The terms of the indenture governing our Senior Notes, our Term Loan, our Acquisition Credit Line, our 2014 Revolver and our 2016 Revolver restrict our ability to incur additional indebtedness. If we do not have other funds available in these situations, we may need to borrow funds to the extent that we are permitted to do so, on a short-term basis, or possibly on a long-term basis, in order to make the distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, even if the then prevailing market conditions are not favorable for these borrowings.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership (but generally excluding TRSs) that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.

We intend to avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS would incur corporate rate income taxes with respect to any income or gain recognized by it), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (c) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the type and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result, we may be required to liquidate or forgo investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments. The likelihood that we would be required to so liquidate or forgo otherwise advantageous investments is made greater by the fact that the terms of the indenture governing our Senior Notes and the terms of our credit facilities restrict our ability to incur additional indebtedness, which indebtedness might otherwise be used to satisfy the REIT distribution requirements.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary, or TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

We cannot predict how changes in the tax laws might affect our investors or us. The U.S. federal income tax rules that affect REITs are constantly under review, and the present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments. It is impossible to anticipate the effects of any such revisions at this time.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

As of December 31, 2012, our portfolio consisted of 258 properties, of which 221 were SNFs, with approximately 19,700 licensed beds in 29 states leased to 38 operators. See the discussion above under Part I, Item 1 “Business—Our Portfolio” for a further discussion regarding our properties.

Our corporate headquarters are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. We believe that our current offices are adequate for our present and future business operations.

Item 3. LEGAL PROCEEDINGS

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by Aviv REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by Aviv REIT. In November 2012, certain limited partners (including Ari Ryan, one of our directors, and other members of the estate of Zev Karkomi, one of our co-founders) filed suit in the Circuit Court of Cook County, Illinois against Aviv REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against Aviv REIT and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by Aviv REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. In January 2013, we reached a settlement with the defendant in the Delaware action and the plaintiffs in the Illinois action. The settlement releases Aviv REIT, the Partnership and Mr. Bernfield in exchange for a partial reallocation of relative distributions among classes of limited partners, which reallocation will be funded by the limited partners that previously received such distributions or offset against distributions otherwise due. No additional amounts are payable by Aviv REIT, the Partnership or Mr. Bernfield and, accordingly, the settlement is not expected to have a material impact on Aviv REIT or the Partnership.

In addition, we are involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, liquidity, or financial position.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Equity

There is no established public trading market for the equity securities of Aviv REIT or the Partnership. As of February 26, 2013, there were two holders of record of Aviv REIT’s common stock. As of February 26, 2013, there were the following number of holders of record of units of beneficial interest in the Partnership: 222 holders of Class A Units, 33 holders of Class B Units, four holders of Class C Units, 10 holders of Class D Units, one holder of Class F Units and two holders of Class G Units.

We are subject to certain restrictions regarding the payment of cash dividends under the indenture governing our Senior Notes and the credit agreements relating to our 2014 Revolver, 2016 Revolver, Term Loan and Acquisition Credit Line. During the years ended December 31, 2012 and 2011, the following cash dividends have been declared with respect to shares of Aviv REIT’s common stock and Class A, B, C and F Units of the Partnership.

Period	2011	2012
First Quarter	$24.00	$21.95
Second Quarter	$24.50	$20.25
Third Quarter	$23.50	$20.00
Fourth Quarter	$23.50	$19.25

Issuer Purchases of Securities

We did not repurchase any shares of Aviv REIT’s common stock or units of beneficial interest in the Partnership during the year ended December 31, 2012.

Unregistered Sales of Securities

On January 23, 2012, March 28, 2012 and July 24, 2012, Lindsay Goldberg made an aggregate of $109.0 million in additional equity investments in Aviv REIT in exchange for an aggregate of 96,446 shares of Aviv REIT’s common stock. On each such date, Aviv REIT further contributed the additional equity investment to the Partnership in exchange for an aggregate of 96,446 Class G Units of the Partnership.

Information regarding issuances of securities under our 2010 Management Incentive Plan and other compensatory arrangements for the year ended December 31, 2012 is set forth in Footnote 9 in Part II, Item 8, “Financial Statements and Supplementary Data”.

The issuances of securities set forth above were made in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act of 1933, or Section 3(b) of the Securities Act of 1933 and Rule 701 promulgated thereunder. There were no underwriters employed in connection with any of the transactions set forth above.

Item 6. SELECTED FINANCIAL DATA

You should read the following selected historical consolidated data in connection with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto appearing elsewhere in this report.

The selected historical consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been derived from our audited historical consolidated financial statements appearing elsewhere in this report. The selected historical financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from our audited historical consolidated financial statements of Aviv Healthcare Properties Limited Partnership, which are not included in this report. Certain comparative figures have been reclassified to conform to our current financial statement presentation and to reflect the effect of the classification of certain assets as “discontinued operations.” The historical results are not necessarily indicative of the results to be expected in the future. Historical financial data for periods prior to September 17, 2010 represent the results of operations and financial condition of our operating partnership, Aviv Healthcare Properties Limited Partnership, as predecessor to Aviv REIT.

	Year Ended December 31,
Operating Information	2012	2011	2010	2009	2008
	(in thousands)
Revenues
Rental income	$117,410	$91,012	$84,097	$80,980	$70,823
Interest on secured loans and direct financing lease	4,633	5,193	5,172	3,442	1,801
Interest and other income	1,129	844	133	466	2,012

Total revenues	123,172	97,049	89,402	84,888	74,636
Expenses
Interest expense	50,983	38,667	23,730	27,069	26,809
Depreciation and amortization	26,892	20,272	17,246	16,920	13,957
General and administrative	16,506	11,422	9,823	7,557	7,021
Transaction costs	6,708	5,493	1,578	7,441	855
Loss on impairment of assets	11,117	5,233	96	—	932
Reserve for uncollectible secured loan receivables	6,531	1,512	750	—	—
Change in fair value of derivatives	—	—	(2,931)	(6,988)	8,674
Gain on sale of assets, net	—	(1,171)	(512)	—	—
Loss on extinguishment of debt	28	3,807	2,296	—	—
Other expenses	400	267	—	—	—

Total expenses	119,165	85,502	52,076	51,999	58,248

Income from continuing operations	4,007	11,547	37,326	32,889	16,388
Discontinued operations	4,586	(234)	656	792	485

Net income	$8,593	$11,313	$37,982	$33,681	$16,873

Balance Sheet Information	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Assets
Real estate investments:
Land	$119,225	$102,925	$76,466	$69,844	$65,170
Buildings and improvements	968,075	777,249	613,226	555,584	525,916
Construction in progress	4,484	28,293	2,580	348	5,127
Assets under direct financing leases	11,049	10,917	10,777	10,633	10,479

	1,102,832	919,384	703,049	636,409	606,692
Less accumulated depreciation	(119,371)	(96,796)	(75,948)	(58,674)	(42,092)

Net real estate investments	983,462	822,588	627,101	577,735	564,600
Cash and cash equivalents	17,876	40,862	13,029	15,543	9,361
Straight-line rent receivable, net	36,102	29,926	30,661	27,715	20,777
Due from related parties	—	—	—	16	26
Tenant receivables	3,484	6,008	1,169	2,408	2,042
Deferred finance costs, net	14,651	13,142	9,958	989	1,437
Secured loan receivables, net	32,639	33,031	36,610	28,970	20,361
Other assets	11,315	5,864	12,872	11,754	15,763

Total assets	$1,099,529	$951,421	$731,400	$665,130	$634,367

Liabilities and equity
Senior notes payable and other debt	$705,153	$600,474	$440,576	$480,105	$463,546
Accounts payable and accrued expenses	24,208	18,124	6,013	3,242	8,027
Tenant security and escrow deposits	18,278	15,739	13,659	12,315	11,056
Due to related parties	—	—	—	—	602
Other liabilities	31,387	34,825	25,996	31,936	35,865
Deferred contribution	—	35,000	—	—	—

Total liabilities	779,026	704,162	486,244	527,598	519,096
Class E Preferred Units	—	—	—	62,970	37,400
Equity:
Stockholders’ equity
Common stock	4	3	2	—	—
Additional paid-in-capital	375,243	264,960	223,839	—	—
Accumulated deficit	(46,527)	(21,383)	(2,262)	—	—
Accumulated other comprehensive (loss) income	(2,152)	(1,868)	2,188	—	—

Total stockholders’ equity	326,568	241,712	223,767	—	—
Partners’ equity	—	—	—	73,385	76,915
Noncontrolling interests	(6,065)	5,547	21,389	1,177	956

Total equity	320,503	247,259	245,156	74,562	77,871

Total liabilities and equity	$1,099,529	$951,421	$731,400	$665,130	$634,367

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under Part I, Item 1A, “Risk Factors” and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). These factors include, among others:

•

uncertainties relating to the operations of our operators, including those relating to reimbursement by government and other third-party payors, compliance with regulatory requirements and occupancy levels;

•	our ability to successfully engage in strategic acquisitions and investments;

•	competition in the acquisition and ownership of healthcare properties;

•	our ability to monitor our portfolio;

•	environmental liabilities associated with our properties;

•	our ability to re-lease or sell any of our properties;

•	the availability and cost of capital;

•	changes in interest rates;

•	the amount and yield of any additional investments;

•	changes in tax laws and regulations affecting real estate investment trusts, or REITs; and

•	our ability to maintain our status as a REIT.

There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We are a self-administered REIT specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We receive a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of December 31, 2012, our portfolio consisted of 258 properties in 29 states leased to 38 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 18.3% of our contractual rent as of December 31, 2012. Our properties are leased to a diversified group of operators, with no single operator representing more than 15.1% of our contractual rent as of December 31, 2012.

As a result of our many years of industry experience and excellent reputation in the industry, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of December 31, 2012, 70% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99% of our contractual rent as of December 31, 2012 are supported by personal and/or corporate guarantees and 88% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of December 31, 2012, only 7% of our leases are scheduled to expire before 2018.

We finance investments through borrowings under our credit facilities, unsecured senior notes, issuances of equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of tenants and properties with $128.4 million of contractual rent for the twelve months ending March 31, 2014 based on leases in place as of February 19, 2013. We also receive income from secured loan receivables and an asset under a direct financing lease, which together have a book value of $43.7 million as of December 31, 2012. Our scheduled rents for the twelve months ending March 31, 2014 exclude rent due under leases related to five properties that are currently held for sale by us, which are currently under non-binding letters of intent and we anticipate will be sold in the first half of 2013 for an aggregate purchase price of $6.9 million.

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

Our indebtedness is comprised principally of the Term Loan and Acquisition Credit Line, 2014 Revolver, 2016 Revolver and unsecured obligations under the Senior Notes.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our operators also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our operators’ revenues. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix among payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. While our operators have experienced some volatility in reimbursement rates as a result of the implementation of a new Medicare classification called RUGS IV in 2011 and we are still assessing the impact of that regulatory change, we believe the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years. In addition, our portfolio occupancy has remained stable over recent years, though we have seen an increase in recent quarters as certain operators have strategically focused on taking beds out of use in order to enhance the privacy of the resident’s rooms and drive overall revenue. As a result of these relatively stable underlying metrics and the recent acquisitions of strongly performing facilities and divestitures of lower performing facilities, we have experienced a gradual increase in our EBITDARM and EBITDAR coverages in recent years.

Components of Our Revenues, Expenses and Cash Flow

Revenues

Our revenues consist primarily of the rents and associated charges we collect from our operators as stipulated in our long-term triple-net leases. In addition to rent under existing leases, a part of our revenues is made up of other cash payments owed to us by our operators. Additionally, we recognize certain non-cash revenues. These other cash and non-cash revenues are highlighted below. While not a significant part of our revenues, we also earn interest from a variety of secured loans outstanding.

•	Rental Income

Rental income represents rent under existing leases that is paid by our operators. In addition, this includes straight-line rental income relating to straight-lining of rents as well as rental income from intangible amortization. Both straight-line rental income and rental income from intangible amortization are explained in further detail below under “— Components of Cash Flow — Cash Provided by Operations.”

Substantially all of our leases have real estate escrow clauses that require our operators to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and are reimbursed by our operators and the net impact after making such payments is included in rental income.

•	Interest on Secured Loans

We earn interest on certain capital advances and secured loans we make to our operators for a variety of purposes, including for capital expenditures at our properties for which we receive additional rent. While we amend our leases to reflect the additional rent owed as a result of these income producing capital expenditures, we recognize the investment as a secured loan for accounting purposes when the lease term exceeds the useful life of the capital expenditure. In addition, we recognize contractual rent associated with direct financing leases, in part, as interest income.

•	Interest and other Income

We sweep our excess cash balances into overnight interest-bearing accounts.

Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments, depreciation and amortization, and the general and administrative costs associated with operating our business. These interest charges are associated with our Senior Notes, Term Loan, Acquisition Credit Line and 2016 Revolver as well as certain asset specific loans.

•	Interest Expense

We recognize the interest we incur on our existing borrowings as an interest expense. Additionally, we incur non-cash charges that reflect costs incurred with arranging certain debt instruments. We generally recognize these costs over the term of the respective debt instrument for which the costs were incurred.

•	Depreciation and amortization

We incur depreciation and amortization expense on all of our long-lived assets. This non-cash expense is designed under generally accepted accounting principles, or GAAP, to reflect the economic useful lives of our assets.

•	General and Administrative

Our general and administrative costs consist primarily of payroll and payroll related expense, including non-cash stock based compensation. In addition to payroll, we incur accounting, legal and other professional fees as well as certain other administrative costs of running our business, along with certain expenses related to bank charges, franchise taxes, and corporate filing fees. Additionally, when we lease a property, we recognize related rent expense which is included in general and administrative expense. We have incurred increased costs associated with being a public filer since 2011.

•	Transaction Costs

Transaction costs include costs incurred related to the acquisition, disposition or transition of real estate investments, inclusive of indemnity expense and other related items.

•	Loss on Impairments

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

•	Reserve for uncollectible secured loan receivables

Management periodically evaluates outstanding secured loans and notes receivable for collectability. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators.

•	Change in Fair Value of Derivatives

We have implemented Accounting Standards Codification (ASC) 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through changes in other comprehensive income as a component of equity in our financial statements via hedge accounting.

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

Cash Flow

•	Cash Provided by Operations

Cash provided by operations is derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We make our distributions based largely on cash provided by operations. Key non-cash add-backs, in addition to depreciation and the amortization of deferred financing charges, in deriving cash provided by operations are:

•	Straight-line Rental Income (loss)

We recognize straight-line rental income as a result of the accounting treatment of many of our long-term leases that include fixed rent escalation clauses. Because most of our leases contain fixed rent escalations, we “straight-line” our lease revenue recognition. Straight-lining involves spreading the rents we expect to earn during the term of a lease under its escalation clause over the lease term. As a result, during the first half of a lease term with a fixed escalation clause, we accrue a receivable for rents owed but not paid until future periods. During the second half of the lease term, our cash receipts exceed our recognized revenues and we amortize the receivable.

•	Rental Income from Intangible Amortization

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

•	Non-Cash Stock-Based Compensation

We incur non-cash expense associated with the share-based payments to certain employees. The share-based payments are in the form of stock options. Expense is recognized ratably with the vesting schedule based on the grant date fair value of the options.

The following table represents the time-based option awards activity for the years ended December 31, 2012, 2011, and 2010, respectively.

	2012	2011	2010
Outstanding at January 1	23,476	21,866	—
Granted	11,621	1,610	21,866
Exercised	—	—	—
Cancelled/Forfeited	(2,683)	—	—

Outstanding at December 31	32,414	23,476	21,866

Options exercisable at end of period	—	—	—

Weighted average fair value of options granted	$132.93	$112.62	$108.55

The following table represents the time-based option awards outstanding cumulatively life-to-date for the years ended December 31, 2012, 2011, and 2010, respectively, as well as other Plan data:

	2012	2011	2010
Range of exercise prices	$1,000 – $1,139	$1,000 – $1,139	$1,000 – $1,084
Outstanding	32,414	23,476	21,866
Remaining contractual life (years)	8.30	8.71	9.72
Weighted average exercise price	$1,052	$1,011	$1,002

We use the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012, 2011 and 2010.

	2012	2011	2010
Weighted average dividend yield	7.54%	8.13%	10.28%
Weighted average risk-free interest rate	1.31%	2.02%	2.10%
Weighted average expected life	7 years	7 years	7 years
Weighted average estimated volatility	38.24%	38.10%	38.00%
Weighted average exercise price	$1,133.69	$1,134.76	$1,001.83
Weighted average fair value of options granted (per option)	$173.96	$168.01	$108.55

We recorded non-cash compensation expense of $1.3 million, $1.1 million and $0.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to the time-based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations and comprehensive income.

At December 31, 2012, the total compensation expense related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1.7 million.

For the year ended December 31,	Options
2013	$971,210
2014	490,052
2015	188,783
2016	33,662

Total	$1,683,707

•	Non-Cash Loss on Extinguishment of Debt

We incurred certain expense associated with the partial pre-payment of our secured mortgage term loan. Costs associated with the origination of this loan were capitalized and are being ratably expensed over the life of the loan. When we pre-paid this loan in part, we recognized a prorated non-cash expense write-off for the unamortized capitalized debt costs.

•	Reserve for Uncollected Rental Income and Uncollectable Secured Loan Receivable

We incur an expense estimate for a reserve based upon our historical collection record of billed rental income and collections of secured loan receivables.

•	Investing Activities

Cash used in investing activities consists of cash that is used during a period for making new investments, capital expenditures and secured operator loans offset by cash provided by investing activities from net secured loan receivables and sales of real estate investments.

•	Financing Activities

Cash provided by financing activities consists of cash we received from issuances of debt and equity capital. This cash provides the primary basis for the investments in new properties, capital expenditures and secured operator loans. While we may invest a portion of our cash from operations into new investments, as a result of our distribution requirements to maintain our REIT status, it is likely that additional debt or equity issuances will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions/dividends paid to partners/stockholders.

Results of Operations

The following is a discussion of the consolidated results of operations, financial position and liquidity and capital resources of Aviv REIT.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $26.1 million, or 26.9%, from $97.0 million for the year ended December 31, 2011 to $123.2 million for the same period in 2012. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2012 and acquisitions and investments not owned for the entire period in 2011, offset by an increase in bad debt expense.

Detailed changes in revenues for the year ended December 31, 2012 compared to the same period in 2011 were as follows:

•

Rental income increased $26.4 million, or 29.0%, from $91.0 million for the year ended December 31, 2011 to $117.4 million for the same period in 2012. The increase is primarily due to additional cash rent of approximately $24.9 million associated with the current year acquisitions and rent from 2011 acquisitions and investments not owned for the entire period, and additional income of approximately $5.0 million associated with the decrease in non-recurring straight-line rental income write-offs, offset by a $3.7 million increase in bad debt expense.

•

Interest on secured loans decreased $0.6 million, or 10.8%, from $5.2 million for the year ended December 31, 2011 to $4.6 million for the same period in 2012. This decrease was primarily due to less interest earned in 2012 on loans related to two operators.

•

Interest and other income increased $0.3 million, or 33.8%, from $0.8 million for the year ended December 31, 2011 to $1.1 million for the same period in 2012. The increase was due to $1.1 million of non-recurring termination fee income and indemnity reimbursements in 2012 compared to non-recurring sales proceeds of $810,000 in 2011 from the sale of unoccupied licensed beds at two of our facilities.

Expenses

Expenses increased $33.7 million, or 39.4%, from $85.5 million for the year ended December 31, 2011 to $119.2 million for the same period in 2012. The increases were primarily due to an increase of $12.3 million of interest expense, $6.6 million of depreciation and amortization due to an increase of acquisitions and investment activity in 2012, $5.9 million of loss on impairment for ten facilities, $5.0 million related to the reserve for uncollectible secured loan receivables, and $5.1 million of increased general and administrative expenses.

Detailed changes in our expenses for the year ended December 31, 2012 compared to the same period in 2011 were as follows:

•

Interest expense increased $12.3 million, or 31.9%, from $38.7 million for the year ended December 31, 2011 to $51.0 million for the same period in 2012. The majority of the increase was due to an increase in bond and mortgage interest expense due to the increase in principal balance in 2012.

•

Depreciation and amortization expense increased $6.6 million, or 32.7%, from $20.3 million for the year ended December 31, 2011 to $26.9 million for the same period in 2012. The increase was primarily due to additional depreciation associated with newly acquired facilities in 2012 and a full year of depreciation for 2011 acquisitions that were not owned for the full period.

•

General and administrative expense increased $5.1 million, or 44.5%, from $11.4 million for the year ended December 31, 2011 to $16.5 million for the same period in 2012. These increases were primarily due to $1.4 million increase in office salaries due to new hires in 2012, $0.8 million increase in legal expenses, $0.6 million increase in tax preparation fees related to additional tax services provided in 2012, $0.6 million increase in professional fees related to consulting services, and $0.3 million increase in travel fees. General and administrative expense for 2012 included $2.6 million of non-recurring costs related to litigation, employee recruiting, legal and tax consulting projects and write-offs of state withholding tax receivables owed by certain of the Partnership’s limited partners relating to income allocated to such partners.

•

Transaction costs increased $1.2 million, or 22.1%, from $5.5 million for the year ended December 31, 2011 to $6.7 million for the same period in 2012. These increases were primarily due to a non-recurring lease termination fee of $2.4 million and an increase in the number of acquisitions in 2012 and related transaction costs, offset by a $2.0 million decrease in indemnity expense related to indemnity payments that were made in 2011 related to two tenants.

•

Loss on impairment expense increased $5.9 million from $5.2 million for the year ended December 31, 2011 to $11.1 million for the same period in 2012. The increase was a result of the anticipated loss on disposition of assets to be sold subsequent to December 31, 2012 based upon market comparables.

•

Reserve for uncollectible secured loan receivables increased $5.0 million from $1.5 million for the year ended December 31, 2011 to $6.5 million for the same period in 2012. This increase is primarily due to the expense incurred in 2012 to reserve against outstanding loan balances of an operator and the write-off of another operator’s loan compared to the same period in 2011.

•

Gain on sale of assets decreased $1.2 million, from a gain of $1.2 million for year ended December 31, 2011 to $0 for the same period in 2012. This decrease was due to the sale of non-strategic assets in 2011.

•

Loss on extinguishment of debt decreased $3.8 million from $3.8 million for the year ended December 31, 2011 to $28,000 for the same period in 2012. This cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

•

Other expenses increased $0.1 million, or 50.0%, from $0.3 million for the year ended December 31, 2011 to $0.4 million for the same period in 2012. The increase is due to a full year of amortization on the earnout provision liability related to an acquisition that closed in May 2011.

•

Discontinued operations increased $4.8 million from a $0.2 million loss for the year ended December 31, 2011 to $4.6 million of income for the same period in 2012. The activity in both years is related to four facilities that were sold in 2012. The sales resulted in a gain on sale of $4.4 million in 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues increased $7.6 million, or 8.6%, from $89.4 million for the year ended December 31, 2010 to $97.0 million for the same period in 2011. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2011 and 2010 acquisitions and investments not owned for the entire period, offset by the write-off of straight-line rental income as a result of owned assets being transitioned to new operators resulting in new lease agreements.

Detailed changes in revenues for the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•

Rental income increased $6.9 million, or 8.2%, from $84.1 million for the year ended December 31, 2010 to $91.0 million for the same period in 2011. The increase is primarily due to additional cash rent of approximately $13.5 million associated with the current year acquisitions and rent from 2010 acquisitions and investments not owned for the entire period and an increase of $0.7 million associated with rent from reinvestment in existing properties and in-place lease escalators offset by an increase in write-offs of straight-line rental income of approximately $3.7 million as a result of owned assets being transitioned to new operators resulting in new lease agreements for the year ended December 31, 2011 as compared to the same period in 2010 and a decrease of $3.6 million of rental income associated with rent concessions on transitioned properties in 2011 as compared to the same period in 2010.

•	Interest on secured loans remained consistent over the fiscal periods.

•

Interest and other income increased $0.7 million from $0.1 million for the year ended December 31, 2010 to $0.8 million for the same period in 2011. The increase was primarily due to non-recurring $810,000 of sales proceeds from the sale of unoccupied licensed beds at two of our facilities.

Expenses

Expenses increased $33.4 million, or 64.2%, from $52.1 million for the year ended December 31, 2010 to $85.5 million for the same period in 2011. The increases were primarily due to an increase of $15.0 million of interest expense, $5.1 million of loss on impairment for two facilities, $3.9 million of transaction costs in conjunction with the 2011 acquisitions, $3.1 million of depreciation and amortization due to an increase of acquisitions and investment activity in 2011, and $2.9 million related to the change in fair value of derivatives and was recognized in 2010.

Detailed changes in our expenses for the year ended December 31, 2011 compared to the same period in 2010 were as follows:

•

Interest expense increased $15.0 million, or 62.9%, from $23.7 million for the year ended December 31, 2010 to $38.7 million for the same period in 2011. The majority of the increase was due to an increase in the interest rate on our debt associated with our credit facilities and senior notes. Additionally, there was a $1.7 million increase in the amortization of deferred financing fees due to related to costs capitalized for new financings and subsequent amortization.

•

Depreciation expense increased $3.1 million, or 17.5%, from $17.2 million for the year ended December 31, 2010 to $20.3 million for the same period in 2011. The increase was a result of an increase in depreciation expense associated with newly acquired facilities described above in 2011 and a full year of depreciation for 2010 acquisitions that were not owned for the full period.

•

General and administrative expense increased $1.6 million, or 16.3%, from $9.8 million for the year ended December 31, 2010 to $11.4 million for the same period in 2011. These increases were primarily due to $0.7 million increase in office salaries and share based compensation, as well as a $0.3 million increase in insurance premiums, an increase of $0.3 million due to an increase in income tax expense as a result of the merger, and an increase of $0.3 million in licenses and fees as a result of a one-time reduction in the 2010 expense related to a recovery of previously paid amounts.

•

Transaction costs increased $3.9 million, or 248.1%, from $1.6 million for the year ended December 31, 2010 to $5.5 million for the same period in 2011. These increases were primarily due to an increase in acquisitions and investments made during 2011 compared to 2010.

•

Loss on impairment expense increased $5.1 million from $0.1 million for the year ended December 31, 2010 to $5.2 million for the same period in 2011. The increase was a result of the anticipated loss on disposition of assets to be sold subsequent to December 31, 2011 based upon market comparables.

•

Reserve for uncollectible secured loan receivables increased $0.7 million, or 101.6%, from $0.8 million for the year ended December 31, 2010 to $1.5 million for the same period in 2011. This increase is primarily due to the expense incurred in 2011 to reserve against outstanding loan balances of an additional operator compared to the same period in 2010.

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

•

Gain on sale of assets increased $0.7 million, or 128.9%, from $0.5 million for year ended December 31, 2010 to $1.2 million for the same period in 2011. This increase was due to the sale of assets that were held for strategic repositioning.

•

Loss on extinguishment of debt increased $1.5 million, or 65.8%, from $2.3 million for the year ended December 31, 2010 to $3.8 million for the same period in 2011. This cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

•

Other expenses increased $0.3 million from $0 for the year ended December 31, 2010 to $0.3 million for the same period in 2011. The increase is due to the amortization of an earnout provision liability related to an acquisition that closed in May 2011.

•	Discontinued operations are materially consistent period over period.

Property Acquisitions and Dispositions

Aviv REIT had the following rental property activity during the twelve months ended December 31, 2012 as described below:

•	In January 2012, Aviv Financing II acquired a land parcel in Ohio from an unrelated third party for a purchase price of $275,000. Aviv REIT financed this purchase through cash.

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

•	In July 2012, Aviv Financing II acquired a property in Indiana from an unrelated third party for a purchase price of $8,400,000. Aviv REIT financed the purchase through cash.

•	In August 2012, Aviv Financing II acquired a property in Idaho from an unrelated third party for a purchase price of $6,000,000. Aviv REIT financed the purchase through cash.

•	In September 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of approximately $1,162,000. Aviv REIT financed the purchase through cash.

•

In September 2012, Aviv Financing V acquired a property in Kentucky from an unrelated third party for a purchase price of approximately $9,925,000. Aviv REIT financed the purchase through borrowings under the 2016 Revolver.

•	In October 2012, Aviv Financing II acquired a property in Wisconsin from an unrelated third party for a purchase price of $7,600,000. Aviv REIT financed this purchase through cash.

•	In October 2012, Aviv Financing I sold a property in Washington to an unrelated third party for a sales price of $330,000 and recognized a net loss of approximately $18,300.

•	In October 2012, Aviv Financing II sold a portion of a vacant land parcel in Ohio to an unrelated third party for a sales price of $140,429 and recognized a net gain of approximately $1,350.

•	In November 2012, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $5,000,000. Aviv REIT financed this purchase through cash.

•	In November 2012, Aviv Financing II acquired four properties in Florida from an unrelated third party for a purchase price of $14,100,000. Aviv REIT financed this purchase through cash.

•	In November 2012, Aviv Financing II sold a property in Idaho to an unrelated third party for a sales price of $750,000 and recognized a net gain of approximately $27,700.

•	In November 2012, Aviv Financing II sold a property in Texas to an unrelated third party for a sales price of $200,000 and recognized a net loss of approximately $2,000.

•	In December 2012, Aviv Financing I acquired a vacant land parcel in Texas from an unrelated third party for a purchase price of $92,561. Aviv REIT financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of $975,000. Aviv REIT financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $7,600,000. Aviv REIT financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired two properties in Oklahoma from an unrelated third party for a purchase price of approximately $3,500,000. Aviv REIT financed this purchase through cash.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our 2016 Revolver will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of units of the Partnership.

We intend to repay indebtedness incurred under our credit facilities from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional common shares and other securities.

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, construction projects, capital reinvestment projects and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, borrowings, including under our Acquisition Credit Line, our 2016 Revolver and unsecured notes, the proceeds from issuances of common shares, issuances of units of the Partnership, or other securities.

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Senior Notes, Term Loan, Acquisition Credit Line, 2014 Revolver and 2016 Revolver. As of December 31, 2012, we had total indebtedness of approximately $705.2 million outstanding, including $400.0 million of indebtedness with respect to our Senior Notes (excluding $3.2 million of net debt premium balance related to the Notes), $192.2 million with respect to our Term Loan, $18.9 million with respect to our Acquisition Credit Line, $ 69.4 million with respect to our 2016 Revolver and no indebtedness outstanding under our 2014 Revolver. Substantially all of such indebtedness is scheduled to mature in late 2015 or thereafter.

As of December 31, 2012, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

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

Principal payments on the Term Loan are payable in monthly installments. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization. Interest rates, at our option, are based upon the base rate or Eurodollar rate (0.36% at December 31, 2012, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. This loan matures on September 17, 2015 with two one-year extension options provided that certain conditions precedent for the extensions are satisfied, including, without limitation, payment of a fee equal to 0.25% of the then existing principal balance of the Term Loan and the Acquisition Credit Line and meeting certain debt service coverage and debt yield tests.

Our Acquisition Credit Line may be used for financing acquisitions and certain property improvements. On each payment date, we pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line, except after the Acquisition Credit Line draw termination date (described below). Interest rates, at our option, are based upon the base rate or Eurodollar base rate (0.36% at December 31, 2012, with a 1.25% floor) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by Bank of America, N.A. as its “prime rate”. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly. Draws on the Acquisition Credit Line are limited to 70% of the total cost of the applicable acquisition or renovation and draws for renovation projects are further limited to an aggregate of $25.0 million outstanding at any one time. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

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

The 2016 Revolver is secured by first lien mortgages on certain of our properties, a pledge of the capital stock of our subsidiaries that own such properties and of the holding company of such property-owning subsidiaries and other customary collateral, including an assignment of leases and rents with respect to such mortgaged properties. The borrowing availability under the 2016 Revolver is subject to a borrowing base calculation based on, among other factors, the lesser of (i) 70% of the appraised value of the properties securing the 2016 Revolver, (ii) the aggregate EBITDAR (earnings before interest expense, income taxes, depreciation and amortization, rent expense paid to us and certain other extraordinary items) reported by the operators of the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 18.6% and (iii) rental revenue from the properties securing the 2016 Revolver for the most recent two fiscal quarters multiplied by 2 divided by 15.5%.

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

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, we, through an indirectly-owned subsidiary, entered into a $25 million secured revolving credit facility with Bank of America (the “2014 Revolver”). On each payment date, we pay interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under our 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to our option to elect to use an alternate base rate) plus a margin that is determined by our leverage ratio from time to time. As of December 31, 2012 the interest rates are based upon the base rate (3.25% at December 31, 2012) plus the applicable percentage based on the consolidated leverage ratio (3.25% at December 31, 2012). The foregoing base rate is the highest of (i) the federal funds rate plus 0.5%, (ii) the rate announced by Bank of America as the “prime rate”, and (iii) the eurodollar rate. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the Revolver is payable quarterly in arrears. The initial term of the 2014 Revolver expires on February 4, 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. The proceeds from the 2014 Revolver are available for general corporate purposes.

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

On June 15, 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. Interest is at a fixed rate of 5.00%. We are obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2012 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
	(in thousands)
Mortgage notes payable and other debt	$22,355	$247,110	(1)	$71,103	$19,141	$359,709
7 3/ 4% Senior Notes due 2019 (2)	31,000	62,000		62,000	436,167	591,167

Total	$53,355	$309,110	(1)	$133,103	$455,308	$950,876

(1)	Primarily relates to indebtedness under our Term Loan and Acquisition Credit Line maturing in September 2015. Does not give effect to any amounts to be drawn under the acquisition credit line which would also mature in September 2015. See “—Term Loan” and “—Acquisition Credit Line” above.
(2)	Reflects $400 million outstanding for our 7 3/4% Senior Notes due 2019.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Cash Flows

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

•

Cash provided by operations decreased $7.6 million, or 14.6%, from $52.1 million for the year ended December 31, 2011 to $44.5 million for the same period in 2012. The decrease was primarily due to a decrease in net income for the year ended December 31, 2012 compared to the same period in 2011 and a decrease in the change in assets and liabilities.

•

Cash used in investing activities decreased $22.4 million, or 10.8%, from $207.1 million for the year ended December 31, 2011 to $184.7 million for the same period in 2012. This decrease was primarily due to the decrease in acquisition and investment activity for the year ended December 31, 2012 compared to the same period in 2011.

•

Cash provided by financing activities decreased $65.6 million, or 35.9%, from $182.8 million for the year ended December 31, 2011 to $117.2 million for the same period in 2012. The decrease was primarily due to net debt activity in 2011 exceeding net debt activity in 2012 by $66.5 million.

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

•

Cash provided by financing activities increased $164.9 million from $17.9 million for the year ended December 31, 2010 to $182.8 million for the same period in 2011. The increase was primarily due to the $159.9 million increase in outstanding debt and $40.4 million equity issuance during the period used for investment activity. No cash was used to redeem partnership units in 2011 as was the case in the same period in 2010 along with an additional deferred contribution of $35.0 million.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Aviv REIT, Aviv Healthcare Properties Limited Partnership, the Operating Partnership, and all controlled subsidiaries and joint ventures. We consider ourselves to control an entity if we are the majority owner of and have voting control over such entity or the power to control a variable interest entity. The portion of the net income or loss attributed to third parties is reported as net income allocable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and such parties’ portion of the net equity in such subsidiaries is reported on the consolidated balance sheets as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate Investments

We periodically assess the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of our real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected in rental income on the consolidated statements of operations and comprehensive income.

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to our net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease.

All of our leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by us to the operator for capital improvements, furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by us to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in the estimate could occur. As of December 31, 2012 and December 31, 2011, secured loan receivable reserves amounted to $0.3 million and $2.2 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

We follow ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, we adopted a 2010 Management Incentive Plan (the Plan) as part of the transaction with Lindsay Goldberg. A pro-rata allocation of non-cash stock-based compensation expense is made to Aviv REIT and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by us through December 31, 2011 is summarized in Footnote 9 to our consolidated financial statements.

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

Level 1 –     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets;

Level 2 –     Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3 –     Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Our interest rate swaps are valued using models developed internally by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of our long-term debt using a discounted cash flow analysis based upon our current borrowing rate for debt with similar maturities and collateral securing the indebtedness. We had outstanding senior notes payable and other debt obligations with a carrying value of approximately $705.2 million and $600.5 million as of December 31, 2012 and December 31, 2011, respectively. The fair values of debt as of December 31, 2012 and 2011were $720.8 million and $597.7 million, respectively, based upon interest rates available to us on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon our current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. We had outstanding secured loan receivables with a carrying value of $33.0 million and $36.6 million as of December 31, 2011 and December 31, 2010, respectively. The fair value of secured loan receivables as of December 31, 2012 and 2011 approximate its carrying value based upon interest rates available to us on similar borrowings.

Derivative Instruments

We have implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or we do not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, we have a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, we may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

For U.S. federal income tax purposes, we elected, with the filing of our initial IRS Form 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (“REIT”) effective as of the transaction with Lindsay Goldberg that occurred on September 17, 2010. To qualify as a REIT, we must meet certain organizational, income, asset and distribution tests. We currently intend to comply with these requirements and maintain REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and, if the relief provisions under the Code and Treasury regulations do not apply, may not elect REIT status for four subsequent years. However, we may still be subject to federal excise tax. In addition, we may be subject to certain state and local income and franchise taxes. Historically, we and our predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the transaction with Lindsay Goldberg, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2011 or December 31, 2010, respectively.

Purchase Accounting

We allocate the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of purchasing the business and subsequently leasing the business to unrelated third party operators. We make estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of our diverse operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Term Loan (Level 3). We allocate the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

We determine fair values as follows:

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Real estate investments are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	We allocate the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within our portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income. Generally, our purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on our consolidated financial position or results of operations.

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

We entered into a swap arrangement on November 5, 2010 to hedge $200 million of floating rate debt. If LIBOR were to increase by 100 basis points, we do not expect there would be any significant effect on the interest expense on our pro forma variable rate debt as our floating rate credit agreement is subject to a LIBOR floor of 125 basis points. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure. The fair value of our debt outstanding as of December 31, 2012 was approximately $720.8 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer, its President and Chief Operating Officer and its Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting of Aviv REIT. Aviv REIT’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Aviv REIT’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer, its President and Chief Operating Officer and its Chief Financial Officer, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Aviv REIT’s management carried out an evaluation, with the participation of its Chief Executive Officer, its President and Chief Operating Officer and its Chief Financial Officer, of the effectiveness of Aviv REIT’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Aviv REIT’s management concluded that Aviv REIT’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended December 31, 2012, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting of the Partnership. The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer of Aviv REIT, and effected by Aviv REIT’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s management carried out an evaluation, with the participation of the Chief Executive Officer, the President and Chief Operating Officer and the Chief Financial Officer of Aviv REIT, of the effectiveness of the Partnership’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended December 31, 2012, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that was not reported.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of Aviv REIT’s directors and named executive officers as of December 31, 2012:

Name	Age	Position
Craig M. Bernfield	51	Chairman of the Board and Chief Executive Officer
Steven J. Insoft	48	President and Chief Operating Officer
Samuel H. Kovitz	49	Executive Vice President, General Counsel, Secretary
Michael W. Dees	39	Director
Alan E. Goldberg	58	Director
Robert D. Lindsay	57	Director
Ari Ryan	37	Director
J. Russell Triedman	43	Director

The following are biographical summaries of the experience of Aviv REIT’s directors and named executive officers.

Craig M. Bernfield. Mr. Bernfield is our Chief Executive Officer and has served in such capacity since he co-founded Aviv Healthcare Properties Limited Partnership in 2005. Since September 2010, Mr. Bernfield has also served as the Chairman of our board of directors. Prior to co-founding our company, Mr. Bernfield was Chief Executive Officer and President of Karell Capital Ventures, Inc., or KCV, which he joined in 1990. KCV managed the entities that were combined in 2005 in connection with the formation of Aviv Healthcare Properties Limited Partnership. Mr. Bernfield has been an investor in the nursing home industry for approximately 20 years and was the co-founder of some of the entities that were combined in 2005. Mr. Bernfield received a J.D. degree from The University of Chicago Law School and a B.S. degree in Finance from the College of Business at the University of Illinois at Urbana-Champaign. Mr. Bernfield brings extensive business, managerial and leadership experience to our board of directors. With over 20 years of experience as an investor in the SNF industry, Mr. Bernfield provides the board of directors with a vital understanding and appreciation of our business and the industry. His position as co-founder and Chief Executive Officer of our company also makes Mr. Bernfield uniquely qualified to serve as the Chairman of our board of directors.

Steven J. Insoft. Mr. Insoft is our President and Chief Operating Officer and has served in such capacity since 2012, while previously serving as Chief Financial Officer and Treasurer. Prior to joining our company in 2005, Mr. Insoft spent eight years as a Vice President and Senior Investment Officer of Nationwide Health Properties, Inc., a publicly-traded REIT. Before that, he was President and Chief Financial Officer of CMI Senior Housing & Healthcare, Inc., a privately-held nursing home and assisted living facility operations and development company, for seven years. Mr. Insoft received an M.B.A. from Columbia University and a B.S.E. in Electrical Engineering from the University of Pennsylvania.

Samuel H. Kovitz. Mr. Kovitz is our Executive Vice President, General Counsel and Secretary. Mr. Kovitz was present at the formation of Aviv in 2005. Prior to that, Mr. Kovitz was Vice President and General Counsel of Karell Capital Ventures, the predecessor entity to Aviv, which he joined in 1996. From 1988 to 1996, he practiced law at Rudnick & Wolfe. Mr. Kovitz received a J.D. degree from Northwestern University and a B.S. degree in Accounting from the College of Business at the University of Illinois at Urbana-Champaign.

Michael W. Dees. Mr. Dees has served as a member of our board of directors since September 2010. Mr. Dees has been with Lindsay Goldberg since 2004, serving as Principal before becoming Partner in 2009. Previously, he worked at Morgan Stanley in the mergers and acquisitions and the Capital Partners groups in New York and in the Real Estate Private Equity group in Tokyo. Mr. Dees currently serves as a director of Bell Nursery Holdings, LLC, Crane & Co., Inc., OTLG C.V., Weener Plastik GmbH, NuStar Asphalt LLC and Value Place Holdings LLC. Mr. Dees’ experience advising growth-oriented companies and his position with an affiliate of Aviv REIT’s largest stockholder, LG Aviv L.P., qualify him for service on our board of directors.

Alan E. Goldberg. Mr. Goldberg has served as a member of our board of directors since September 2010. Mr. Goldberg is a Co-Managing Partner of Goldberg Lindsay & Co., LLC, which he co-founded in 2001. Previously, he served as Chairman and Chief Executive Officer of Morgan Stanley Private Equity from February 1998 to January 2001. Mr. Goldberg joined Morgan Stanley in 1978. Mr. Goldberg currently serves as a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Brightstar Corp., Petrologistics L.P., Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC, and Pacific Architects and Engineers Incorporated. He also serves as a trustee of Yeshiva University. Mr. Goldberg has previously served as a director of EnergySolutions, Inc. and Smurfit-Stone Container Corporation. Mr. Goldberg’s years of business, financial, managerial, executive and board experience across a broad spectrum of industries make him a valuable member of our board of directors. He also indirectly controls (together with Robert D. Lindsay) Aviv REIT’s largest stockholder, LG Aviv L.P.

Robert D. Lindsay. Mr. Lindsay has served as a member of our board of directors since September 2010. Mr. Lindsay is a Co-Managing Partner of Goldberg Lindsay & Co., LLC, which he co-founded in 2001. In addition, Mr. Lindsay serves as the Managing General Partner of Bessemer Holdings, which he joined in 1991. Prior to Bessemer Holdings, Mr. Lindsay was a Managing Director at Morgan Stanley Private Equity. He also serves as President and CEO of Bessemer Securities LLC, a director of The Bessemer Group, Incorporated and its subsidiary banks, including Bessemer Trust Company, N.A., and as a director of Pike Electric Corporation, FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group LLC, Bell Nursery Holdings, LLC, Brightstar Corporation, Petrologistics L.P., Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC, Pacific Architects, Engineers Incorporated and NuStar Asphalt LLC. He also serves as a trustee of the Cold Spring Harbor Biological Laboratory. Mr. Lindsay has previously served as director of EnergySolutions, Inc. Mr. Lindsay’s years of business, financial, managerial, executive and board experience across a broad spectrum of industries make him a valuable member of our board of directors. He also indirectly controls (together with Alan E. Goldberg) Aviv REIT’s largest stockholder, LG Aviv L.P.

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

J. Russell Triedman. Mr. Triedman has served as a member of our board of directors since September 2010. Mr. Triedman also serves as a Partner at Lindsay Goldberg LLC, which he joined in 2001. Previously, he worked as a Principal at Bessemer Holdings from 2000 to 2001. He also worked as a Director at Fox Paine & Company, LLC, a San Francisco-based private equity firm, in the mergers and acquisitions and high yield finance groups at Cravath, Swaine & Moore LLP and in the private equity group of Brown Brothers Harriman & Co. Mr. Triedman also serves as a director of Continental Energy Systems LLC, Pike Electric Corporation, Pacific Architects and Engineers Incorporated, NuStar Asphalt LLC and Value Place Holdings LLC. Mr. Triedman’s experience advising growth-oriented companies and his position with an affiliate of Aviv REIT’s largest stockholder, LG Aviv L.P., qualify him for service on our board of directors.

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

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of the compensation arrangements of our named executive officers (defined in 2012 as our Chairman and Chief Executive Officer, our President and Chief Operating Officer and our Executive Vice President, General Counsel and Secretary) and our directors should be read together with the tables and related footnote disclosures detailed below under the headings “Executive Compensation” and “Director Compensation.” The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ, potentially materially, from the anticipated programs described below.

Compensation Program Objectives

The primary goal of our executive compensation program is to attract, motivate and retain top-caliber talent needed to lead us in achieving business success. Our compensation approach has traditionally been reflective of the operation of our business as a closely held private company and the compensation tools available to us in that structure. Historically, the principal owners have been solely responsible for setting and adjusting the overall design of our pay programs for the named executive officers. Our Chairman and Chief Executive Officer has negotiated executive compensation packages as part of the hiring process and reviewed each executive’s compensation as part of the annual performance review and budgeting process.

Evolution of Our Compensation Program

Our compensation philosophy is to provide market median compensation opportunity levels which can only be achieved upon satisfaction of our operating and financial goals and objectives. We have implemented a performance-based compensation program to ensure that our executives only receive competitive levels of compensation if our financial and operating goals are met and/or exceeded.

We retained Pay Governance LLC, the “Consultant”, to assist us in assessing competitive market pay levels and program designs. In establishing compensation opportunity levels for our executive officers for 2012, the Consultant gathered compensation data from a number of sources:

•	proxy data obtained from publicly-traded healthcare industry REITs or real estate companies;

•	proxy data obtained from publicly-traded REITs or real estate companies of similar size to us, as measured by market capitalization; and

•

survey data obtained from the NAREIT Compensation Survey, which includes more than 100 participating companies, which was adjusted to include participants of similar size and/or industry/ asset focus to us.

We believe that the comparator groups (which we define as publicly-traded REITs and real estate companies of relevant industry and/or size scope) constitute a critical component of the market where we compete for executive talent. At the time of our 2011 executive compensation review, our two comparator groups were comprised of the following organizations:

Publicly-Traded Health Care Industry REITs and Real Estate Companies*

• Health Care REIT Inc.	• Omega Healthcare Investors Inc.

• Healthcare Realty Trust Inc.	• Sabra Health Care

• LTC Properties Inc.	• Senior Housing Properties Trust

• Medical Properties Trust Inc.	• Universal Health Realty Income Trust

• National Health Investors Inc.

*	In addition to these nine companies, we also reviewed pay design practices for two other industry peers, HCP, Inc. and Ventas, who are too large to use in direct pay level comparisons.

Publicly-Traded REITs and Real Estate Companies of Similar Size to Us:

• Cousins Properties Inc.	• Pebblebrook Hotel Trust

• EastGroup Properties Inc.	• Pennsylvania Real Estate Investment Trust

• First Potomac Realty Trust	• Saul Centers Inc.

• Getty Realty Group	• Sovran Self Storage Inc.

• Government Properties Income Trust	• Strategic Hotels & Resorts, Inc.

• Hersha Hospitality Trust	• U-Store-It Trust

• Lexington Realty Trust

Executive Compensation Components

    Our 2012 executive compensation program consisted of the following elements, each of which is described in more detail below:

Element	Description	Rationale
Base salary	• Based on position-specific responsibilities and performance • Paid at a rate established at the beginning of each year	• Required to deliver competitive pay and attract and retain required talent

Annual incentive	• Opportunity to earn a percentage of base salary based upon performance against pre-determined company and individual performance objectives	• Provide compensation opportunity that encourages strong performance and focuses individuals on key goals • Provide competitive earning opportunity

Equity
1. Class D Units 2. Phantom Class C Units 3. Management Incentive Plan (MIP)	• Differentiated equity awards granted based on level of responsibility, seniority and/or ability to influence value creation	• Aligns executives with stockholder value creation • Provides a long-term incentive vehicle to provide additional performance-based pay opportunity • Creates a retention mechanism

Benefits and Perquisites	• Consistent with those offered to all employees	• Executives should not receive preferential perquisite, health or welfare treatment

Base Salary

Salaries for named executive officers are established based on position-specific responsibilities, taking into account competitive market compensation for similar positions, the skills and experience of the individual, internal equity among executive officers, individual performance, and other relevant subjective factors. Base salaries have historically been reviewed annually and adjustments made where deemed appropriate, or at other times to reflect significant changes in job responsibilities or market conditions.

Annual Incentive Awards

For fiscal year 2012, cash awards were earned under our annual incentive program. Target annual incentive opportunities were set based on our employee pay structure and internal equity considerations. Incentive awards will be paid in lump sum by March 15th of 2013.

The table below illustrates the annual incentive award opportunity levels for our named executive officers, as a percent of base salary.

	Threshold	Target	High	Portion of Award Tied to Corporate Performance
Craig M. Bernfield	25%	50%	75%	100%
Steven J. Insoft	12.5%	25%	37.5%	80%
Samuel H. Kovitz	12.5%	25%	37.5%	65%

All employees had the opportunity to earn a maximum of 150% of their target award, depending on performance.

The measures used for the determination of the award were largely objective and reflect the applicable named executive officer’s role in the overall success of our business. Individual performance is assessed during formal mid-year and annual reviews.

All employees had some portion of their annual incentive opportunity tied to the performance of the business as a whole. The corporate performance goals used in determining 2012 annual incentives are set forth below.

Weighting (as a % of Total Corporate Component)
AFFO Growth	60%
EBITDARM Coverage	15%
New Investment	25%

Equity Awards

Class D Unit Awards

Messrs. Insoft and Kovitz, along with a number of our employees, have been granted Class D units in the Partnership.

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

Mr. Kovitz received a grant of 2,500 Class D units in August 2005. Mr. Kovitz was, and is, a key contributor to our company’s future growth objectives. His award of 2,500 Class D units reflected this relative status within our company and our desire to align his interests with those of investors and retain him.

Phantom Class C Units

In 2007, Mr. Insoft was also granted phantom Class C units in the Partnership with a value equal to 5% of the Class C units as of any date. Mr. Insoft was granted the phantom Class C units as part of discussions related to his hiring, given our desire for him to participate in an equity-based arrangement that would align him with investors. The final value and terms and conditions of the grant itself were finalized after his hiring date. The grant was made in November of 2007 in recognition of our goals to align him with investors and his anticipated role as CFO. In addition, we wanted to recognize the value of unvested awards that Mr. Insoft was forfeiting at his prior employer in his decision to join our organization.

All of the phantom Class C units granted vested on or prior to December 31, 2012 and 60% were settled in Class C Units.

Management Incentive Plan

Each of our named executive officers was granted awards under our Management Incentive Program (MIP), which was adopted in 2010 in conjunction with our Lindsay Goldberg recapitalization. Outstanding awards granted under the MIP have two components, which are described in the table below.

MIP Award Type	Description	Vesting Treatment
Time-Based Nonqualified Stock Options...............	Option to purchase shares of Aviv REIT, Inc. at a price established at the time of grant, subject to time-based vesting	Annually in 25% tranches over 4 years beginning on 1st anniversary of grant date, with accelerated vesting upon a “liquidity event,” subject to employment with us through the applicable vesting date
Performance-Based Nonqualified Stock Options...	Option to purchase shares of Aviv REIT, Inc. at a price established at the time of grant, subject to performance-based vesting	Fully upon a “liquidity event,” provided that Lindsay Goldberg has achieved a 15% internal rate of return on its investment in us, subject to employment with us through such date

In addition, named executive officers are entitled to receive dividend equivalents on their time-based nonqualified stock options. During 2012, dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to our stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued.

Benefits and Perquisites

Each of our named executive officers participates in the retirement and health/welfare benefit plans generally available to all employees. In 2012, we did not offer any perquisites to our named executive officers.

Tax Implications

Section 162(m) of the Code precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its four other highest paid executive officers, unless such compensation is performance based and certain specific and detailed criteria are satisfied. Our executives, and all other employees, are employed by AAM, which is a subsidiary of Aviv REIT, Inc., and not by Aviv REIT, Inc. As a result, we believe that we are not currently subject to the $1 million compensation deduction limit under Section 162(m) of the Code.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to (i) our Chairman and Chief Executive Officer and (ii) our President and Chief Operating Officer and (iii) our Executive Vice President, General Counsel and Secretary, each of whom was serving as an executive officer on December 31, 2012.

Summary Compensation Table

The following table sets forth the annual base salary, bonus, long-term equity incentive awards and other compensation earned by or granted with respect to our named executive officers during 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Craig M. Bernfield	2012	$590,000	$0	$325,104	$265,500	$0	$1,180,604
Chairman and Chief Executive Officer	2011	$500,092	$0	$616,102	$375,075	$0	$1,491,269
Steven J. Insoft	2012	$362,500	$0	$149,763	$92,443	$0	$604,706
President and Chief Operating Officer	2011	$306,591	$0	$188,194	$114,975	$0	$609,760
Samuel H. Kovitz	2012	$300,000	$0	$68,761	$83,250	$0	$452,011
Executive Vice President, General Counsel and Secretary	2011	$287,000	$0	$105,570	$107,625	$0	$500,195

(1)	Reflects the value of the time-based MIP awards that were granted in each year. While the time-based options have a grant date fair market value for financial reporting purposes, the performance-based options have a grant date fair value but it is impossible to know at the time of grant the likelihood of vesting due to the return threshold and employment requirements. Accordingly, the value of the performance-based options are not reflected above, but the number of shares and exercise price applicable to such options are reflected in the “Outstanding Equity Awards at Fiscal Year End” table below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options held by the named executive officers at December 31, 2012.

	Option Awards
		Number of Securities
	Number of Securities	Underlying
	Underlying Unexercised	Unexercised Options-	Option Exercise	Option
Name	Options-Exercisable	Unexercisable	Price	Expiration Date
Craig M. Bernfield	4,584	22,918	$1,000.00	—
	102	510	$1,083.93	—
	49	536	$1,124.22	—
	124	1,359	$1,138.93	—
	840	9,235	$1,138.93	—
	—	2,977	$1,126.16	—
	—	2,505	$1,125.93	—
Steven J. Insoft	2,445	12,223	$1,000.00	—
	55	273	$1,083.93	—
	26	286	$1,124.22	—
	66	724	$1,138.93	—
	212	2,335	$1,138.93	—
	—	1,379	$1,126.16	—
	—	1,146	$1,125.93	—
Samuel H. Kovitz	1,039	5,195	$1,000.00	—
	23	115	$1,083.93	—
	11	121	$1,124.22	—
	28	308	$1,138.93	—
	136	1,498	$1,138.93	—
	—	627	$1,126.16	—
	—	533	$1,125.93	—

Potential Payments Upon Change of Control

As described above, the following will result from certain change in control transactions:

•	40% of the Class D units held by each named executive officer will become vested upon the earlier of:

•	expiration of a lock-up period with respect to an “initial public offering” by us; and

•	at the time of certain “fundamental transactions” involving Aviv Healthcare Properties Limited Partnership.

•	Unvested time-based options under the MIP become vested upon a “liquidity event,” subject to employment with us through such date.

•

Performance-based options under the MIP become fully vested upon a “liquidity event,” provided that Lindsay Goldberg has achieved a 15% internal rate of return on its investment in us, subject to employment with us through such date.

401(k) Plan

We maintain a 401(k) plan for our eligible employees, including our named executive officers. We have not historically made matching contributions or profit sharing contributions to the 401(k) plan. An employee’s deferrals under our 401(k) plan are 100% vested and nonforfeitable when made to the plan.

DIRECTOR COMPENSATION

We have not established a director compensation program at this time. While certain advisors to our board of directors have received compensation, no compensation was paid to any director in 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Aviv REIT’s common stock as of February 26, 2013 for the following: (i) each of Aviv REIT’s directors and named executive officers, (ii) all persons who are directors and named executive officers of Aviv REIT as a group and (iii) any person who is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv REIT’s common stock. No director or named executive officers is the beneficial owner of Aviv REIT’s preferred stock, and no person is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv REIT’s preferred stock.

Name of Beneficial Owner	Amount of Common Stock Beneficially Owned (1)		Percent of Common Stock
Directors and Named Executive Officers:
Craig M. Bernfield	5,996	(2)	*
Steven J. Insoft	2,943	(3)	*
Samuel H. Kovitz	1,303	(4)	*
Michael W. Dees	—		—
Alan E. Goldberg	358,684	(5)	99.99%
Robert D. Lindsay	358,684	(5)	99.99%
Ari Ryan	—		—
J. Russell Triedman	—		—
All persons who are directors and executive officers as a group (8 persons, each of whom is named above)	358,685		100.00%
5% Stockholder:
LG Aviv L.P.	358,684	(6)	99.99%
Alan E. Goldberg	358,684	(5)	99.99%
Robert D. Lindsay	358,684	(5)	99.99%

*	Less than 1.00%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage ownership is determined based on 358,685 shares of Aviv REIT common stock outstanding as of February 26, 2013. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.
(2)	Represents (i) 5,995 shares of common stock issuable upon exercise of stock options vesting on or before April 27, 2013 and (ii) one share of comment stock held by Craig M. Bernfield REIT, L.L.C., of which Mr. Bernfield is the sole beneficial owner.
(3)	Represents 2,943 shares of common stock issuable upon exercise of stock options vesting on or before April 27, 2013.
(4)	Represents 1,303 shares of common stock issuable upon exercise of stock options vesting on or before April 27, 2013.
(5)	Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P., the majority stockholder of Aviv REIT. By virtue of this relationship, they may be deemed to have or share beneficial ownership of securities held by LG Aviv L.P. Mr. Lindsay and Mr. Goldberg expressly disclaim beneficial ownership of such securities, except to the extent of their respective pecuniary interests therein. The address for Mr. Lindsay and Mr. Goldberg is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111.
(6)

LG Aviv L.P. is the direct owner of the shares. Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P. LG Aviv L.P. disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein. The address for LG Aviv L.P. is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York, 10111.

The following table sets forth certain information regarding the beneficial ownership of each class of the partnership units of Aviv Healthcare Properties Limited Partnership as of February 26, 2013 for the following: (i) each of Aviv REIT’s directors and named executive officers, (ii) all persons who are directors and named executive officers of Aviv REIT as a group and (iii) any person who is known by Aviv REIT to be the beneficial owner of more than 5% of Aviv Healthcare Properties Limited Partnership’s units.

Name of Beneficial Owner	Amount of Class A Units Beneficially Owned (1)		Percent of Class A Units	Amount of Class B Units Beneficially Owned (1)	Percent of Class B Units	Amount of Class C Units Beneficially Owned (1)		Percent of Class C Units	Amount of Class D Units Beneficially Owned (1)	Percent of Class D Units	Amount of Class F Units Beneficially Owned (1)	Percent of Class F Units	Amount of Class G Units Beneficially Owned (1)		Percent of Class G Units	Amount of Class G Preferred Units Beneficially Owned (1)		Percent of Class G Preferred Units
Directors and Named Executive Officers:
Craig M. Bernfield	1,099,793		8.2%	932,247	20.6%	48.0	(2)	48.0%	—	—	100	100.0%	358,685	(3)	100.0%	125	(4)	100.0%
Steven J. Insoft	—		—	—	—	4.0	(5)	4.0%	400	5.0%	—	—	—		—	—		—
Samuel H. Kovitz	5,718	(6)	0.0%	—	—	—		—	2,500	31.1%	—	—	—		—	—		—
Michael W. Dees	—		—	—	—	—		—	—	—	—	—	—		—	—		—
Alan E. Goldberg	—		—	—	—	—		—	—	—	—	—	358,684	(7)	99.99%	125	(7)	100.0%
Robert D. Lindsay	—		—	—	—	—		—	—	—	—	—	358,684	(7)	99.99%	125	(7)	100.0%
Ari Ryan (8)	6,845,291		50.8%	2,786,183	61.6%	48.0	(9)	48.0%	—	—	—	—	—		—	—		—
J. Russell Triedman	—		—	—	—	—		—	—	—	—	—	—		—	—		—
All directors and named executive officers as a group (8 persons)	7,950,802		59.0%	3,718,430	82.2%	100.0		100.0%	2,900	36.0%	100	100.0%	358,685		100.0%	125		100.0%
5% Unitholder:
Aviv REIT, Inc. (10)	—		—	—	—	—		—	—	—	—	—	358,685		100.0%	125		100.0%
Alan E. Goldberg (7)	—		—	—	—	—		—	—	—	—	—	358,684	(7)	99.99%	125	(7)	100.0%
Robert D. Lindsay (7)	—		—	—	—	—		—	—	—	—	—	358,684	(7)	99.99%	125	(7)	100.0%
Craig M. Bernfield (11)	1,099,793		8.2%	932,247	20.6%	48.0	(2)	48.0%	—	—	100	100.0%	358,685	(3)	100.0%	125	(4)	100.0%
Steven J. Insoft (11)	—		—	—	—	—		—	400	5.0%	—	—	—		—	—		—
Samuel H. Kovitz (11)	—		—	—	—	—		—	2,500	31.1%	—	—	—		—	—		—
Ari Ryan (8)(11)	6,845,291		50.8%	2,786,183	61.6%	48.0	(9)	48.0%	—	—	—	—	—		—	—		—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Percentage ownership is determined based on 13,467,223 Class A Units, 4,523,145 Class B Units, 100 Class C Units, 8,050 Class D Units, 2,684,900 Class F Units, 358,685 Class G Units and 125 Class G Preferred Units of Aviv Healthcare Properties Limited Partnership outstanding as of February 26, 2013. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all units beneficially owned.
(2)	Includes 0.5 unit that is held by Mr. Bernfield subject to a phantom unit award grant to Mr. Insoft.
(3)	Represents 358,684 Class G Units held by Aviv REIT, Inc. and 1 Class G Unit held by Craig M. Bernfield REIT, L.L.C. Mr. Bernfield, as Chief Executive Officer and President of Aviv REIT, Inc., has shared control over Aviv REIT, Inc. By virtue of his position, he may be deemed to have beneficial ownership of securities beneficially owned by Aviv REIT, Inc. Mr. Bernfield expressly disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.
(4)	Represents 125 Class G Preferred Units held by Aviv REIT, Inc. Mr. Bernfield, as Chief Executive Officer and President of Aviv REIT, Inc., has shared control over Aviv REIT, Inc. By virtue of his position, he may be deemed to have beneficial ownership of securities beneficially owned by Aviv REIT, Inc. Mr. Bernfield expressly disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein.
(5)	Reflects Class C Units held by Steven J. Insoft Investments, L.L.C., which is 99% owned by Mr. Insoft and 1% owned by his wife, Susan M. Insoft. Such units are also pledged as collateral to secure a loan in favor of Mr. Insoft.
(6)	Reflects Class A Units held by Samuel H. Kovitz Investments, L.L.C., which is 99% owned by Mr. Kovitz and 1% owned by his wife, Kirsten Kovitz.
(7)	Mr. Lindsay and Mr. Goldberg indirectly have shared control over LG Aviv L.P., the majority stockholder of Aviv REIT, Inc., which is the general partner of Aviv Healthcare Properties Limited Partnership. By virtue of this relationship, they may be deemed to have or share beneficial ownership of securities held by Aviv REIT, Inc. Mr. Lindsay and Mr. Goldberg expressly disclaim beneficial ownership of such securities, except to the extent of their respective pecuniary interests therein. The address for Mr. Lindsay and Mr. Goldberg is c/o Lindsay Goldberg LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111.
(8)	Mr. Ryan holds Class A Units, Class B Units and Class C Units through various trusts and limited liability companies, of which he is the sole beneficial owner. Such units are also pledged as collateral to secure various loans.
(9)	Includes 0.5 unit that is held by Mr. Ryan subject to a phantom unit award grant to Mr. Insoft.
(10)	The address for Aviv REIT, Inc. is 303 West Madison Street, Suite 2400, Chicago, Illinois, 60606.
(11)	The address for Mr. Bernfield, Mr. Insoft, Mr. Kovitz and Mr. Ryan is c/o Aviv REIT, Inc., 303 West Madison Street, Suite 2400, Chicago, Illinois, 60606.

Equity Compensation Plan Information

Our equity compensation arrangements consist of the Aviv REIT, Inc. 2010 Management Incentive Plan, pursuant to which we may issue options to purchase shares of Aviv REIT’s common stock. We have also entered into agreements with certain of our employees pursuant to which we have issued Class D Units and phantom partnership units of the Partnership. The following table sets forth, as of December 31, 2012, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of Aviv REIT or the Partnership are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	97,233	$1,133.69	968
Equity compensation plans not approved by security holders (2)	8,055	—	—

Total	105,288	$1,133.69	968

(1)	Represents options to purchase Aviv REIT’s common stock issued pursuant to the 2010 Management Incentive Plan. For a description of the material features of the awards made pursuant to the 2010 Management Incentive Plan, please see Footnote 9, “Option Awards” under Part II, Item 8, “Financial Statements and Supplementary Data.”
(2)	Represents 8,050 Class D Units of the Partnership issued pursuant to Class D Unit Award Agreements and five phantom Class C Units of the Partnership issued pursuant an Amended and Restated Phantom Partnership Unit Award Agreement. For a description of the material features of the Class D Unit Award Agreements, please see Footnote 8, “Partnership Equity and Incentive Program” under Part II, Item 8, “Financial Statements and Supplementary Data.” For a description of the material features of the phantom Amended and Restated Phantom Partnership Unit Award Agreement, please see the discussion under Part III, Item 11, “Executive Compensation.”

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

The following is a summary of related party transactions since January 1, 2009, other than compensation arrangements which are described under the sections of this report entitled “Management—Executive Compensation” and “Management—Director Compensation.” The related party transactions listed below were all approved by our board of directors.

Strategic Equity Transaction with Lindsay Goldberg

In 2010, we consummated a strategic equity transaction with an affiliate of Lindsay Goldberg LLC (“Lindsay Goldberg”) through which Aviv REIT was formed. Lindsay Goldberg is a private equity investment firm with approximately $9 billion of capital under management that focuses on partnering with entrepreneurial management teams and closely held and family-owned businesses. The firm typically invests in companies in North America and Western Europe in the manufacturing, energy, financial and business services industries. Lindsay Goldberg has an investment structure that permits ownership for up to 20 years.

In connection with the transaction and subsequent investments, Lindsay Goldberg has invested $376.8 million to support our growth and purchase of interests from certain of our limited partners. As a result of the transaction, Lindsay Goldberg owns a majority of the equity of Aviv REIT.

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

Loans to Mr. Insoft

On November 1, 2007, Steven Insoft, our President and Chief Operating Officer, was granted phantom partnership units in Aviv Healthcare Properties Limited Partnership equal to a percentage of the value of units held by certain of the limited partners. The award vests ratably over time and may be settled in cash or in class C units of Aviv Healthcare Properties Limited Partnership. On September 17, 2010 and December 31, 2010, Mr. Insoft’s award was settled in part and Mr. Insoft was awarded class C units representing the vested portion of his award. In addition, we paid Mr. Insoft an amount of cash representing the taxes due on the vested portion of his award. In exchange, Mr. Insoft executed promissory notes payable to us in the aggregate principal amount of $311,748 that accrued interest at the then-applicable long-term Federal rate. On April 29, 2011, Mr. Insoft repaid the promissory notes in full. The aggregate amount repaid was $315,421. From the date of issuance to the date of repayment, Mr. Insoft paid an aggregate of $5,788 of interest on the notes.

Security Deposit Indemnification Agreements

Prior to 2002, certain of the entities that were combined in connection with the formation of our predecessor partnership distributed security deposits paid by certain of their tenants to the owners of those entities in exchange for an agreement by those owners to repay the amounts distributed if and when the applicable tenant became entitled to a return of the security deposit or the deposit was otherwise applied under the applicable lease. These arrangements were kept in place in connection with the formation of the Partnership. As of December 31, 2012, entities controlled by Mr. Bernfield were obligated to potentially reimburse approximately $300,000 and certain members of the Karkomi Investors were obligated to potentially reimburse approximately $2.2 million and other limited partners were obligated to potentially reimburse approximately $780,000.

Sales of Partnership Units

From time to time, the Partnership issued and sold Class E Units and accompanying warrants which were exercisable for Class A Units to JER Aviv Acquisition, LLC, or JER, in connection with investments made by the Partnership. JER constituted a related party at the time such transactions occurred. In particular, on January 2, 2009, the Partnership sold 689,832 Class E Units and accompanying warrants which are exercisable for 689,832 Class A Units to JER for an aggregate purchase price of $6,898,320. On April 17, 2009, the Partnership sold 2,046,306 Class E Units and accompanying warrants which are exercisable for 2,046,306 Class A Units to JER for an aggregate purchase price of $20,463,060. All of the Class E Units held by JER, and certain of the Class F Units held by the Karkomi Investors, were purchased by Aviv REIT and redeemed in connection with our strategic equity transaction with Lindsay Goldberg.

In November 2007, Mr. Insoft was granted phantom Class C Units in the Partnership with a value equal to 5% of the Class C Units as of any date. Of the original phantom Class C Units granted, 80% were vested as of December 31, 2011 and 60% were settled in Class C Units. The remaining 20% of such phantom Class C Units vested on December 31, 2012.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit fees (1)	$969,000	$745,000
Audit-related fees (2)	—	—
Tax fees (3)	978,000	517,000
All other fees (4)	—	—

Total fees	$1,947,000	$1,262,000

(1)	Audit fees represent fees billed or accrued for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. In 2012 and 2011, fees of $109,000 and $256,000 were incurred for review of our consolidated financial statements included in the offering memorandum related to our private placement of Senior Notes and in the Registration Statement on Form S-4 related to the subsequent exchange offering, respectively. In 2012, fees of $340,000 were incurred for review of our registration statement on Form S-11.
(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2012 and 2011, fees of $978,000 and $517,000, respectively, were incurred for assistance with the preparation of tax returns.
(4)	All other fees represent fees billed for services other than those reported as “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no such fees incurred during 2012 or 2011.

We do not currently have an audit committee and, as a result, have no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP. However, all services rendered by Ernst & Young LLP during 2012 were pre-approved by the Chairman of Aviv REIT’s board of directors.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of this report:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011;

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010;

•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2012, 2011, and 2010; and

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010.

(2)	Financial Statement Schedules

(3)	Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

February 26, 2013	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

By: Aviv REIT, Inc., its general partner

February 26, 2013	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

Signature	Title

/s/ Craig M. Bernfield	Chief Executive Officer and Director (principal executive officer)
Craig M. Bernfield

/s/ Steven J. Insoft	President and Chief Operating Officer (principal executive officer)
Steven J. Insoft

/s/ James H. Lyman	Chief Financial Officer and Treasurer (principal financial officer)
James H. Lyman

/s/ Donna M. O’Neill	Chief Accounting Officer (principal accounting officer)
Donna M. O’Neill

/s/ Michael W. Dees	Director
Michael W. Dees

/s/ Alan E. Goldberg	Director
Alan E. Goldberg

/s/ Robert D. Lindsay	Director
Robert D. Lindsay

/s/ Ari Ryan	Director
Ari Ryan

/s/ J. Russell Triedman	Director
J. Russell Triedman

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., filed with the State Department of Assessments and Taxation of the State of Maryland on September 14, 2010, included as Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), dated September 17, 2010, included as Exhibit 3.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.2 to Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

4.1.3	Third Supplemental Indenture, dated as of December 29, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference thereto.

4.1.4	Fourth Supplemental Indenture, dated as of March 28, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.4 to Registrant’s Form S-4 Registration Statement No. 333-180754 and incorporated herein by reference thereto.

4.1.5	Fifth Supplemental Indenture, dated as of November 30, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.5 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.2	Registration Rights Agreement, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc., the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.3	Amended and Restated Registration Rights Agreement, dated as of September 17, 2010, among Aviv REIT, Inc., Aviv Healthcare Merger Sub LP, Aviv Healthcare Properties Limited Partnership, and the Bernfield Investors, the Karkomi Investors and the LG Investors (each as defined therein), included as Exhibit 4.3 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.4	Form of 7 3/4% Senior Notes due 2019 (included in Exhibit 4.1).

10.1	Credit Agreement, dated as of September 17, 2010, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.1	Amendment No. 1 to Credit Agreement, dated as of February 4, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.2	Amendment No. 2 to Credit Agreement, dated as of April 5, 2011, among Aviv Financing I, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, General Electric Capital Corporation, as Administrative Agent and Lender, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.3	Borrower Joinder Agreement and Affirmation Agreement, dated as of October 1, 2010, among Southeast Missouri Property, L.L.C., as Additional Borrower, Yuba Aviv, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.4	Borrower Joinder and Affirmation Agreement, dated as of December 30, 2010, among Great Bend Property, L.L.C., Arma Yates, L.L.C., Orange ALF Property, L.L.C., each as Additional Borrowers, October Associates, L.L.C., Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.5	Release Agreement, dated as of February 4, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.6	Release Agreement, dated as of April 5, 2011, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing I, L.L.C., as Parent Borrower, included as Exhibit 10.1.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.1.7	Borrower Joinder and Affirmation Agreement, dated as of November 1, 2011, among Ohio Pennsylvania Property, L.L.C., Kansas Five Property, L.L.C., Murray County, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.7 to Registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

10.1.8	Borrower Joinder and Affirmation Agreement, dated as of December 29, 2011, among McCarthy Street Property, L.L.C., Sandalwood Arkansas Property, L.L.C. and Southern California Nevada, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference thereto.

10.1.9	Borrower Joinder Agreement, dated as of April 2, 2012, between Texas Fifteen Property, L.L.C., as Subsidiary, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.9 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.1.10	Borrower Joinder Agreement, dated as of May 1, 2012, between Mount Washington Property, L.L.C., as Subsidiary, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.10 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.1.11	Borrower Joinder and Affirmation Agreement, dated as of June 19, 2012, among Mount Washington Property, L.L.C. as Additional Borrower, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.11 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.1.12	Release Agreement, dated as of June 19, 2012, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing V, L.L.C, as Parent Borrower, included as Exhibit 10.1.12 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.1.13	Borrower Joinder and Affirmation Agreement, dated as of September 25, 2012, among Commerce Sterling Hart Drive, L.L.C., Conroe Rigby Owen Road, L.L.C., Fredericksburg South Adams Street, L.L.C., Jasper Springhill Street, L.L.C., and Missouri Associates, L.L.C., each as Additional Borrowers, Aviv Financing I, L.L.C., as Parent Borrower, and General Electric Capital Corporation, as Administrative Agent, included as Exhibit 10.1.13 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.1.14	Release Agreement, dated as of September 25, 2012, by General Electric Capital Corporation, as Administrative Agent, in favor of Aviv Financing V, L.L.C, as Parent Borrower, included as Exhibit 10.1.14 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

10.2	Credit Agreement, dated as of February 4, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.2.1	Amendment No. 1 to Credit Agreement, dated as of March 22, 2011, among Aviv Financing IV, L.L.C., as the Parent Borrower, the other borrowers named therein, as Borrowers, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Properties Operating Partnership I, L.P. and each of the other guarantors named therein, as Guarantors, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.3	Credit Agreement, dated as of January 31, 2012, among Aviv Financing V, L.L.C., as Parent Borrower, the other Borrowers party thereto, Aviv REIT, Inc., as REIT Guarantor, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent, Sole Lead Arranger and Sole Book Manager, included as Exhibit 10.1.8 to Registrant’s Current Report on Form 8-K filed February 3, 2012 and incorporated herein by reference thereto.

10.4†	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5†	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6†	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.7†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.9†	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Aviv REIT, Inc.

31.1*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.5*	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

31.6*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101*	Sections of this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

AVIV REIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Stockholders

Aviv REIT, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aviv REIT, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv REIT, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2013

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
	2012	2011
Assets
Real estate investments
Land	$119,224,819	$102,925,122
Buildings and improvements	968,074,506	777,249,381
Construction in progress	4,483,684	28,293,083
Assets under direct financing leases	11,049,120	10,916,181

	1,102,832,129	919,383,767
Less accumulated depreciation	(119,371,113)	(96,796,028)

Net real estate investments	983,461,016	822,587,739
Cash and cash equivalents	17,876,319	40,862,023
Straight-line rent receivable, net	36,101,861	29,926,203
Tenant receivables, net	3,483,534	6,007,800
Deferred finance costs, net	14,651,265	13,142,330
Secured loan receivables, net	32,638,780	33,031,117
Other assets	11,315,865	5,864,045

Total assets	$1,099,528,640	$951,421,257

Liabilities and equity
Senior notes payable and other debt	$705,153,415	$600,473,578
Accounts payable and accrued expenses	24,207,814	18,124,167
Tenant security and escrow deposits	18,278,172	15,739,917
Other liabilities	31,386,742	34,824,629
Deferred contribution	—	35,000,000

Total liabilities	779,026,143	704,162,291
Equity:
Stockholders’ equity
Common stock (par value $0.01; 358,685 and 262,239 shares outstanding, respectively)	3,586	2,622
Additional paid-in-capital	375,242,869	264,960,352
Accumulated deficit	(46,526,886)	(21,382,823)
Accumulated other comprehensive loss	(2,151,670)	(1,867,759)

Total stockholders’ equity	326,567,899	241,712,392
Noncontrolling interests	(6,065,402)	5,546,574

Total equity	320,502,497	247,258,966

Total liabilities and equity	$1,099,528,640	$951,421,257

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31
	2012	2011	2010
Revenues
Rental income	$117,409,622	$91,011,558	$84,097,016
Interest on secured loans and financing lease	4,633,476	5,193,144	5,171,971
Interest and other income	1,128,958	843,794	133,286

Total revenues	123,172,056	97,048,496	89,402,273
Expenses
Interest expense	50,982,727	38,666,855	23,729,753
Depreciation and amortization	26,891,811	20,271,762	17,246,373
General and administrative	16,506,013	11,422,407	9,822,647
Transaction costs	6,707,803	5,493,099	1,578,225
Loss on impairment of assets	11,116,862	5,232,805	96,000
Reserve for uncollectible secured loan receivables	6,531,506	1,512,305	750,000
Change in fair value of derivatives	—	—	(2,931,309)
Gain on sale of assets, net	—	(1,170,991)	(511,552)
Loss on extinguishment of debt	28,244	3,806,513	2,295,562
Other expenses	400,353	266,902	—

Total expenses	119,165,319	85,501,657	52,075,699

Income from continuing operations	4,006,737	11,546,839	37,326,574
Discontinued operations	4,586,692	(233,715)	656,146

Net income	8,593,429	11,313,124	37,982,720
Distributions and accretion on Class E Preferred Units	—	—	(17,371,893)
Net income allocable to common units of Partnership/noncontrolling interests	(3,455,081)	(5,107,353)	(16,779,731)

Net income allocable to stockholders	$5,138,348	$6,205,771	$3,831,096

Net income	$8,593,429	$11,313,124	$37,982,720
Unrealized (loss) gain on derivative instruments	(475,990)	(7,391,774)	4,094,432

Total comprehensive income	$8,117,439	$3,921,350	$42,077,152

Net income allocable to stockholders	$5,138,348	$6,205,771	$3,831,096
Unrealized (loss) gain on derivative instruments, net of noncontrolling interest portion of $192,079, $3,335,860 and $1,906,277, respectively	(283,911)	(4,055,914)	2,188,155

Total comprehensive income allocable to stockholders	$4,854,437	$2,149,857	$6,019,251

Earnings per common share:
Basic:
Income from continuing operations allocable to stockholders	$7.22	$26.38	$15.33
Discontinued operations, net of noncontrolling interests	8.27	(0.53)	1.62

Net income allocable to stockholders	$15.49	$25.85	$16.95

Diluted:
Income from continuing operations allocable to stockholders	$7.17	$26.12	$15.17
Discontinued operations, net of noncontrolling interests	8.21	(0.53)	1.60

Net income allocable to stockholders	$15.38	$25.59	$16.77

Weighted average shares used in computing earnings per common share:
Basic	331,606	240,103	226,001
Diluted	334,017	242,518	228,382

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Years Ended December 31, 2012, 2011 and 2010

	Stockholders’ Equity
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-In- Capital	Accumulated Deficit	Other Comprehensive income (loss)	Total Stockholders’ Equity	Partners’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2010	—	$—	$—	$—	$—	$—	$73,385,093	$1,177,015	$74,562,108
Net income	—	—	—	—	—	—	30,583,743	230,305	30,814,048
Non-cash unit-based compensation	—	—	—	—	—	—	304,500	—	304,500
Distributions to partners and accretion on Class E	—	—	—	—	—	—	(68,635,411)	—	(68,635,411)
Preferred Units and other
Capital contributions	—	—	—	—	—	—	—	268,902	268,902
Redemption of warrants	—	—	—	—	—	—	(17,001,453)	—	(17,001,453)
Reclassification of equity at Merger date	—	—	—	—	—	—	(18,636,472)	18,636,472	—

Subtotal at September 17, 2010 (Merger—See Note 1)	—	—	—	—	—	—	—	20,312,694	20,312,694
Non-cash stock (unit)-based compensation	—	—	337,598	—	—	337,598	—	989,900	1,327,498
Distributions to partners	—	—	—	—	—	—	—	(5,251,962)	(5,251,962)
Capital contributions	227,041	2,270	234,977,172	—	—	234,979,442	—	94,548	235,073,990
Cost of raising capital	—	—	(11,475,771)	—	—	(11,475,771)	—	—	(11,475,771)
Unrealized gain on derivative instruments	—	—	—	—	2,188,155	2,188,155	—	1,906,277	4,094,432
Dividends to stockholders	—	—	—	(6,092,935)	—	(6,092,935)	—	—	(6,092,935)
Net income	—	—	—	3,831,096	—	3,831,096	—	3,337,576	7,168,672

Balance at December 31, 2010	227,041	2,270	223,838,999	(2,261,839)	2,188,155	223,767,585	—	21,389,033	245,156,618
Non-cash stock (unit)-based compensation	—	—	1,121,705	—	—	1,121,705	—	850,200	1,971,905
Distributions to partners	—	—	—	—	—	—	—	(18,883,909)	(18,883,909)
Capital contributions	35,198	352	39,999,648	—	—	40,000,000	—	419,757	40,419,757
Unrealized loss on derivative instruments	—	—	—	—	(4,055,914)	(4,055,914)	—	(3,335,860)	(7,391,774)
Dividends to stockholders	—	—	—	(25,326,755)	—	(25,326,755)	—	—	(25,326,755)
Net income	—	—	—	6,205,771	—	6,205,771	—	5,107,353	11,313,124

Balance at December 31, 2011	262,239	2,622	264,960,352	(21,382,823)	(1,867,759)	241,712,392	—	5,546,574	247,258,966
Non-cash stock-based compensation	—	—	1,283,481	—	—	1,283,481	—	406,000	1,689,481
Distributions to partners	—	—	—	—	—	—	—	(15,637,752)	(15,637,752)
Capital contributions	96,446	964	108,999,036	—	—	109,000,000	—	356,774	109,356,774
Unrealized loss on derivative instruments	—	—	—	—	(283,911)	(283,911)	—	(192,079)	(475,990)
Dividends to stockholders	—	—	—	(30,282,411)	—	(30,282,411)	—	—	(30,282,411)
Net income	—	—	—	5,138,348	—	5,138,348	—	3,455,081	8,593,429

Balance at December 31, 2012	358,685	$3,586	$375,242,869	$(46,526,886)	$(2,151,670)	$326,567,899	$—	$(6,065,402)	$320,502,497

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
Operating activities
Net income	$8,593,429	$11,313,124	$37,982,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,935,303	20,847,084	17,853,799
Amortization of deferred financing costs	3,544,515	2,664,934	1,008,059
Accretion of debt premium	(414,488)	(197,873)	—
Change in fair value of derivatives	—	—	(2,931,309)
Straight-line rental (income) loss, net	(7,656,484)	466,595	(3,056,430)
Rental income from intangible amortization, net	(1,486,167)	(1,365,836)	(3,681,109)
Non-cash stock-based compensation	1,689,481	1,971,905	1,631,998
Gain on sale of assets, net	(4,425,246)	(1,170,991)	(511,552)
Non-cash loss on extinguishment of debt	41,507	3,806,513	1,437,233
Loss on impairment of assets	11,116,862	6,091,721	96,000
Reserve for uncollectible loan receivables	6,531,506	1,426,149	750,000
Accretion of earn-out provision for previously acquired real estate investments	400,353	266,902	—
Changes in assets and liabilities:
Due from related parties	—	—	15,816
Tenant receivables	(771,454)	(6,103,511)	(317,123)
Other assets	(5,873,305)	2,596,091	177,666
Accounts payable and accrued expenses	5,020,583	6,146,173	3,357,961
Tenant security deposits and other liabilities	1,229,745	3,329,333	866,527

Net cash provided by operating activities	44,476,140	52,088,313	54,680,256
Investing activities
Purchase of real estate investments	(172,865,598)	(181,214,201)	(54,884,043)
Proceeds from sales of real estate investments	31,932,981	1,510,000	4,085,825
Payment of earn-out provision for previously acquired real estate investments	—	—	(9,600,731)
Capital improvements	(13,557,595)	(9,363,787)	(5,650,797)
Development projects	(27,975,621)	(21,406,147)	(2,232,333)
Secured loan receivables received from others	14,632,195	14,337,711	9,286,270
Secured loan receivables funded to others	(16,856,546)	(10,919,787)	(16,120,838)

Net cash used in investing activities	(184,690,184)	(207,056,211)	(75,116,647)

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2012	2011	2010
Financing activities
Borrowings of debt	$267,761,094	$404,928,032	$442,789,570
Repayment of debt	(174,126,563)	(244,832,497)	(482,522,690)
Payment of financing costs	(5,143,395)	(9,607,704)	(10,567,931)
Payment for swap termination	—	—	(3,380,160)
Capital contributions	109,000,000	40,419,757	235,342,892
Deferred contribution	(35,000,000)	35,000,000	—
Cost of raising capital	—	—	(11,475,771)
Redemption of Class E Preferred Units and warrants	—	—	(92,001,451)
Redemption of Class F Units	—	—	(23,602,649)
Cash distributions to partners	(16,484,404)	(19,484,658)	(36,658,452)
Cash dividends to stockholders	(28,778,392)	(23,622,483)	—

Net cash provided by financing activities	117,228,340	182,800,447	17,923,358

Net (decrease) increase in cash and cash equivalents	(22,985,704)	27,832,549	(2,513,033)
Cash and cash equivalents:
Beginning of year	40,862,023	13,029,474	15,542,507

End of year	$17,876,319	$40,862,023	$13,029,474

Supplemental cash flow information
Cash paid for interest	$46,710,692	$29,025,490	$20,983,000
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$9,887,855	$8,383,836	$6,092,935
Accrued distributions payable to partners	$3,799,439	$4,646,091	$5,246,840
Write-off of straight-line rent receivable, net	$1,552,481	$7,093,438	$3,367,164
Write-off of in-place lease intangibles, net	$19,446	$35,536	$1,392,034
Write-off of deferred financing costs, net	$41,507	$3,806,513	$1,235,969
Write-off of debt discount	$—	$—	$202,307
Assumed debt	$11,459,794	$—	$—

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The Partnership was formed in 2005 and directly or indirectly owned or leased 258 properties, principally skilled nursing facilities, across the United States at December 31, 2012. The Company generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. On January 4, 2011, an additional 8,857 shares of common stock were issued by the REIT in connection with a $10 million equity contribution by the REIT’s stockholders. An additional 26,341 shares of common stock were issued by the REIT on October 28, 2011 concurrent with a $30 million equity contribution by the REIT’s stockholders. An additional 30,730 shares of common stock were issued by the REIT on January 23, 2012 in connection with a $35 million equity contribution by the REIT’s stockholders on December 27, 2011. The contribution received prior to year end and the issuance of the shares is recognized as a liability as of December 31, 2011 as the shares of common stock were not issued in the three months ended March 31, 2012. An additional 35,519 shares of common stock were issued by the REIT on March 28, 2012 concurrent with the $40 million equity contribution by the REIT’s stockholders. On July 24, 2012, an additional 30,197 shares of common stock were issued by the REIT concurrent with the $34 million equity contribution by the REIT’s stockholders. At December 31, 2012, there were 358,685 shares of common stock and 125 shares of preferred stock outstanding. Dividends on each outstanding share of preferred stock accrue on a daily basis at the rate of 12.5% per annum of the sum of $1,000 plus all accumulated and unpaid dividends thereon which are in arrears. The REIT makes annual distributions on the preferred shares in the aggregate amount of $15,625 per year. With respect to the payment of dividends or other distributions and the distribution of the REIT’s assets upon dissolution, liquidation, or winding up, the preferred stock will be senior to all other classes and series of stock of the REIT. The preferred stock has not been shown separately in the consolidated balance sheets, is immaterial, and included in additional paid-in-capital.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The operating results of the Partnership are allocated based upon the respective economic interests therein. As of December 31, 2012 and 2011, the REIT owned 64.46% and 57.0% of the Partnership, respectively. The REIT’s weighted-average ownership of the Partnership for the years ended December 31, 2012 and 2011 were 62.51% and 54.9%, respectively.

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

Real Estate Investments

The Company periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation during 2012, the buildings in the following locations were impaired to reflect the estimated fair values (Level 2).

Youngtown, AZ	$1,634,701
Fall River, MA	141,204
Cincinnati, OH	90,000
West Chester, OH	3,414,228
Zion, IL	1,000,000
Bremerton, WA	150,169
Columbus, TX	1,421,941
Benton Harbor, MI	491,113
Omaha, NE	742,383
Searcy, AR	1,897,763
Cathlamet, WA	93,098
Methuen, MA	40,262

$11,116,862

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As part of the impairment evaluation during 2011, three buildings were impaired for approximately $6.1 million to reflect the difference between the book value and the fair value (Level 2) including $0.9 million included in discontinued operations. As part of the impairment evaluation during 2010, a building in Hometown, Texas was impaired for $96,000 to reflect the difference between the book value and fair value (Level 2). The property was sold on December 31, 2010, with an immaterial gain subsequent to the impairment of $96,000 previously taken.

Buildings and building improvements are recorded at cost and have been assigned useful lives up to 40-year lives and are depreciated on the straight-line method. Personal property, furniture, and equipment have been assigned the shorter of the estimated useful lives up to 10 years and are depreciated on the straight-line method.

The Company may advance monies to its lessees for the purchase, generally, of furniture, fixtures, or equipment or other purposes. Required minimum lease payments due from the lessee increase to provide for the repayment of such amounts over a stated term. These advances in the instance where the depreciable life of the newly purchased asset is less than the remaining lease term are reflected as secured loan receivables on the consolidated balance sheets, and the incremental lease payments are bifurcated between principal and interest over the stated term. In the instance where the depreciable life of the newly purchased assets is longer than the remaining lease term, the purchase is recorded as property when such assets are deemed to be owned by the Company. In other instances, explicit secured loans are made to lessees for working capital and other funding needs and provide for monthly principal and interest payments generally ranging from 5 to 10 years.

Purchase Accounting

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators. The Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Company’s operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Term Loan (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

The Company determines fair values as follows:

•	Real estate investments are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	The Company allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

The Company determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Company’s portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income. Generally, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as they are either immaterial or do not exist.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected in rental income on the consolidated statements of operations and comprehensive income.

Below is a summary of the components of rental income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Cash rental income	$108,266,971	$89,735,803	$77,339,853
Straight-line rental income (loss)	7,656,484	(90,081)	3,076,054
Rental income from intangible amortization	1,486,167	1,365,836	3,681,109

Total rental income	$117,409,622	$91,011,558	$84,097,016

During the years ended December 31, 2012 , 2011, and 2010 straight-line rental (loss) income includes a write-off (expense) of straight-line rent receivable, net of approximately $1.5 million, $7.1 million, and $3.4 million, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of December 31, 2012 and 2011, respectively, secured loan receivable reserves amounted to approximately $0.3 million and $2.2 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro- rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Company through December 31, 2012 is summarized in Footnote 9.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets;

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

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding senior notes payable and other debt obligations with a carrying value of approximately $705.2 million and $600.5 million as of December 31, 2012 and 2011, respectively. The fair values of debt as of December 31, 2012 and 2011 were $720.8 million and $597.7 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of approximately $32.6 million and $33.0 million as of December 31, 2012 and 2011, respectively. The fair values of secured loan receivables as of December 31, 2012 and 2011 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2012 and 2011, respectively. The real estate investments of the Company have an income tax basis of approximately $812,833,004 and $611,116,546 (unaudited) as of December 31, 2012 and 2011, respectively.

Dividends paid to common stockholders, for federal income tax purposes, are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Per Share:
Ordinary income	$1.39	$56.46
Return of capital	74.44	14.28

Totals	$75.83	$70.74

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each period. The Company incorporated the provisions of this update to its consolidated financial statements effective January 1, 2012.

3. Rental Property Activity

The Company had the following rental property activity during the year ended December 31, 2012 as described below:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

•	In October 2012, Aviv Financing II acquired a property in Wisconsin from an unrelated third party for a purchase price of $7,600,000. The Company financed this purchase through cash.

•	In October 2012, Aviv Financing I sold a property in Washington to an unrelated third party for a sales price of $330,000 and recognized a net loss of approximately $18,300.

•	In October 2012, Aviv Financing II sold a portion of a vacant land parcel in Ohio to an unrelated third party for a sales price of $140,429 and recognized a net gain of approximately $1,350.

•	In November 2012, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $5,000,000. The Company financed this purchase through cash.

•	In November 2012, Aviv Financing II acquired four properties in Florida from an unrelated third party for a purchase price of $14,100,000. The Company financed this purchase through cash.

•	In November 2012, Aviv Financing II sold a property in Idaho to an unrelated third party for a sales price of $750,000 and recognized a net gain of approximately $27,700.

•	In November 2012, Aviv Financing II sold a property in Texas to an unrelated third party for a sales price of $200,000 and recognized a net loss of approximately $2,000.

•	In December 2012, Aviv Financing I acquired a vacant land parcel in Texas from an unrelated third party for a purchase price of $92,561. The Company financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of $975,000. The Company financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $7,600,000. The Company financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired two properties in Oklahoma from an unrelated third party for a purchase price of approximately $3,500,000. The Company financed this purchase through cash.

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the years ended 2012 and 2011 as of January 1, 2011 (unaudited):

	For the Year Ended December 31,
	2012	2011
Total revenues	$132,997,084	$117,864,250
Net income	16,491,617	22,599,439

For the year ended December 31, 2012, revenues attributable to the acquired assets was approximately $11.4 million, and net income attributable to the acquired assets was approximately $6.4 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Related to the above business combinations, the Company incurred approximately $1,795,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2012 as follows using Level 2 and Level 3 inputs as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$20,831,000
Buildings and improvements	148,307,000
Furniture, fixtures and equipment	15,188,000
Mortgages and other notes payable assumed	(11,460,000)

Borrowings and available cash	$172,866,000

For the business combinations in 2012, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following summarizes the Company’s construction in progress at:

	December 31, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	25,334,504	25,712,973
Sold/withdrawn development projects	(8,038,072)	—
Placed in service	(41,105,831)	—

	$4,483,684	$28,293,083

During 2012 and 2011, the Company capitalized expenditures for improvements related to various development projects. In 2012, the Company placed into service three additions and two remodels to three properties located in Washington and two development properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.8% for the year ended December 31, 2012. The balance of capitalized interest within construction in progress at December 31, 2012 and 2011 was $71,514 and $682,273, respectively. The amount capitalized during the year ended December 31, 2012 and 2011, relative to interest incurred was $1,051,987 and $374,970, respectively.

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

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Related to the above business combinations, the Company incurred approximately $2,824,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2011 as follows (excludes the earn-out provision discussed above) using Level 2 and Level 3 inputs as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$26,264,000
Buildings and improvements	148,914,000
Furniture, fixtures and equipment	7,567,000
Above market leases	42,000
Below market leases	(2,437,000)
Lease intangibles	864,000

Borrowings and available cash	$181,214,000

For the business combinations in 2011, other than the acquisition in December for a purchase price of $24,845,100, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Related to the above business combinations, the Company incurred approximately $618,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Company allocated the approximate net purchase price of these properties acquired in 2010 as follows using Level 2 and Level 3 inputs as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$7,094,000
Buildings and improvements	52,087,000
Furniture, fixtures and equipment	3,824,000

Borrowings and available cash	$63,005,000

For the business combinations in 2010, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

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

4. Secured Loan Receivables

The following summarizes the Company’s secured loan receivables at December 31, 2012 and 2011:

	2012			2011
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Loan Receivables	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Loan Receivables
Beginning balance	$13,605,932	$19,425,185	$33,031,117	$11,671,669	$24,938,969	$36,610,638
New loans issued	8,706,763	13,364,945	22,071,708	4,073,410	6,846,377	10,919,787
Reserve for uncollectible secured loans	—	(5,589,013)	(5,589,013)	—	(1,426,150)	(1,426,150)
Loan write offs	—	(942,495)	(942,495)	(86,156)	—	(86,156)
Loan amortization and repayments	(2,953,210)	(12,979,327)	(15,932,537)	(2,052,991)	(10,934,011)	(12,987,002)

	$19,359,485	$13,279,295	$32,638,780	$13,605,932	$19,425,185	$33,031,117

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Interest income on secured loans and financing leases for the years ended December 31, 2012 and 2011:

	2012	2011	2010
Capital improvement loan receivable	$1,385,721	$1,214,390	$1,252,745
Secured operator loan receivables	1,808,682	2,557,552	2,516,604
Direct financing lease	1,439,073	1,421,202	1,402,622

	$4,633,476	$5,193,144	$5,171,971

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at December 31, 2012 and 2011 was approximately $0.3 million and $2.2 million, respectively and any movement in the reserve is reflected in reserve for uncollectible loan receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $3.1 million and $8.9 million at December 31, 2012 and 2011, respectively.

During 2012 and 2011, the Company funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Company accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Company policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at December 31, 2012 and 2011:

	2012	2011
Gross amount	$20,995,022	$15,952,760
Accumulated amortization	(6,343,757)	(2,810,430)

Net	$14,651,265	$13,142,330

Amortization of deferred financing costs is reported in the interest expense line item in the consolidated statements of operations and comprehensive income.

The estimated annual amortization of the deferred finance costs for each of the five succeeding years is as follows:

2013	$3,657,207
2014	3,385,569
2015	2,968,456
2016	1,515,842
2017	1,462,537
Thereafter	1,661,654

Total	$14,651,265

During the year ended December 31, 2012, the Company wrote-off deferred financing costs of approximately $53,000 with approximately $12,000 of accumulated amortization associated with the Term Loan (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of approximately $41,000, including approximately $13,000 recognized in discontinued operations.

During the year ended December 31, 2011, the Company wrote-off deferred financing costs of approximately $4.3 million with approximately $0.5 million of accumulated amortization associated with the Term Loan (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $3.8 million.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

6. Lease Intangibles

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at December 31, 2012 and 2011, respectively:

	Assets
	2012			2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,175,449)	$3,466,402	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(65,173)	586,557	651,730	—	651,730
Operator relationship	212,416	(16,993)	195,423	212,416	—	212,416

	$7,505,997	$(3,257,615)	$4,248,382	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	2012			2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(16,281,397)	$9,413,998	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and operator relationship was $0.1 million, $0 million, and $0 million for the years ended December 31, 2012, 2011, and 2010 and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the years ended December 31, 2012, 2011, and 2010 was approximately $0.6 million, $0.6 million, and $0.7 million respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the years ended December 31, 2012, 2011, and 2010 was approximately $2.0 million, $2.0 million, and $2.5 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the year ended December 31, 2012, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.7 million, and below market leases intangible liability of approximately $0.8 million with accumulated accretion of approximately $0.7 million, for a net recognition of approximately $19,000 gain in rental income from intangible amortization, respectively.

For the year ended December 31, 2011, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.3 million, and below market leases intangible liability of approximately $1.7 million with accumulated accretion of approximately $1.2 million, for a net recognition of approximately $35,000 loss in rental income from intangible amortization, respectively.

For the year ended December 31, 2010, the Company wrote-off in-place lease intangible assets of approximately $2.9 million with accumulated amortization of approximately $1.5 million, and in-place lease intangible liabilities of approximately $8.5 million with accumulated accretion of approximately $5.1 million, for a net recognition of approximately $2.0 million in rental income from intangible amortization, respectively.

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Assets	Liabilities
2013	$563,490	$1,850,338
2014	471,763	1,065,783
2015	425,524	891,331
2016	390,943	868,301
2017	325,678	724,453
Thereafter	2,070,984	4,013,792

	$4,248,382	$9,413,998

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

7. Senior Notes Payable and Other Debt

The Company’s senior notes payable and other debt consisted of the following:

	December 31, 2012	December 31, 2011
Senior Notes (interest rate of 7.75% on December 31, 2012 and 2011, respectively), inclusive of $3.2 million and $2.6 million net premium balance, respectively	$403,180,433	$302,552,127
Term Loan (interest rates of 5.75% on December 31, 2012 and 2011, respectively)	192,212,350	196,943,393
Acquisition Credit Line (interest rates of 5.75% on December 31, 2012 and 2011, respectively)	18,925,200	72,216,570
Construction loan (interest rates of 5.95% on December 31, 2012 and 2011, respectively)	—	6,073,802
2016 Revolver (interest rate 5.25% on December 31, 2012	69,368,589	—
2014 Revolver (interest rate of 6.50% on December 31, 2012 and 2011, respectively)	—	15,000,000
Acquisition loans (interest rates of 6.00% on December 31, 2012 and 2011, respectively)	7,584,974	7,687,686
HUD Loan (interest rate of 5.00% on December 31, 2012), inclusive of $2.5 million premium balance	13,881,869	—

Total	$705,153,415	$600,473,578

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012 Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7.75% Senior Notes due in 2019 (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of approximately $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.36% and 0.37% at December 31, 2012 and 2011 with a 1.25% floor, respectively) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. The balance outstanding on the Term Loan as of December 31, 2012 and 2011 was $192.2 million and $196.9 million, respectively. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Company also has a $100 million Acquisition Credit Line. On each payment date, the Company shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Company’s option, are based upon the base rate or Eurodollar base rate (0.36% and 0.37% at December 31, 2012 and 2011 with a 1.25% floor, respectively) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. As of December 31, 2012 and 2011, approximately $18.9 million and $72.2 million had been drawn on the Acquisition Credit Line, respectively. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Company, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Company’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Company’s option to elect to use a prime base rate) plus a margin that is determined by the Company’s leverage ratio from time to time. As of December 31, 2012 the interest rates are based upon the base rate (3.25% at December 31, 2012 and 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at December 31, 2012 and 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the 2014 Revolver is due monthly. The 2014 Revolver commitment terminates and matures in February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

2016 Revolver

On January 31, 2012, the Company, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under the 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of the 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $69.4 million as of December 31, 2012.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of approximately $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on these loans at December 31, 2012 and 2011 was approximately $7.6 million and $7.7 million, respectively.

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% at December 31, 2011) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. The loan was repaid on March 28, 2012.

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. The Company is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2012 and thereafter, are as follows:

2013	$4,916,078
2014	5,533,014
2015	210,364,133
2016	70,152,675
2017	832,862
Thereafter	413,354,653

$705,153,415

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

8. Partnership Equity and Incentive Program

In conjunction with the formation of the Partnership, the Partnership issued 10,323,213 Class A Units and 3,294,733 Class B Units in exchange for all ownership interests of the roll-up contributed to the Partnership in 2005. The Partnership issued an additional 3,144,010 Class A Units and 1,228,372 Class B Units in 2006. The Class A Units issued as a result of the formation of the Partnership have a par value of $10.00 per unit, while Class A Units issued on December 29, 2006, as a result of the addition of additional properties have a par value of $11.49 per unit. Operating distributions accrue at the rate of 10% per year for Class A Units or as defined in the Partnership Agreement. The Class A Units have a distribution preference, which decreases ratably after the full return of capital to the Class A Unitholders through distributions, and also have a liquidation preference and a profit interest in the event of sale, disposition, or refinancing as defined in the Agreement of Limited Partnership (the Partnership Agreement).

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

The Class D Units represent profit interests in the Partnership, which may be granted periodically to employees of AAM. A total of 10,000 Class D Units have been authorized. A total of 8,050 and 8,050 Class D Units are outstanding at December 31, 2012 and 2011, respectively. The Class D Units are not entitled to any distributions of the Partnership, except in the event of sale, disposition, or refinancing as defined. Class C Units also have an interest in these proceeds. The terms of the Class D Units were amended at the Merger. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing (Liquidity Event). If the employee is no longer employed on such date, the award is forfeited. For accounting purposes, the grant date fair value will be recognized as an expense when a Liquidity Event becomes imminent and such fair value on the grant date was determined to be $0.9 million. The remainder of the Class D Units are time-based awards under ASC 718 and such fair value determined on the grant date is recognized over the vesting period. During 2011 and 2010, 1,610 and 3,220 of the time-based Class D Units vested, respectively resulting in the recognition of approximately $0.4 million and $0.9 million, respectively in expense.

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	$9,002,269	$1,879,208	$2,541,232	$—	$—	$2,215,043	$27,954,667
2011	$6,733,720	$2,894,457	$7,040,689	$—	$—	$2,215,044	$23,162,935
2010	$13,594,547	$2,894,457	$12,683,113	$—	$5,342,466	$3,792,881	$6,092,935

Weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	331,606
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	240,103
2010	13,467,223	4,523,145	2	7,386	5,342,489	4,597,432	65,338

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Company’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the years ended December 31, 2012, 2011, and 2010 was approximately $0.4 million, $0.4 million and $0.4 million, respectively.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program was expensed through general and administrative expenses as non-cash compensation on the consolidated statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Company does not believe it is probable that these options will vest and therefore has not recorded any expense in the December 31, 2012, 2011 or 2010 consolidated financial statements in accordance with ASC 718. The cumulative value associated with all performance based award options of the Company aggregates to approximately $7.4 million as of December 31, 2012. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

The following table represents the time based option awards activity for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Outstanding at January 1	23,476	21,866	—
Granted	11,621	1,610	21,866
Exercised	—	—	—
Cancelled/Forfeited	(2,683)	—	—

Outstanding at December 31	32,414	23,476	21,866

Options exercisable at end of period	—	—	—
Weighted average fair value of options granted	$132.93	$112.62	$108.55

The following table represents the time based option awards outstanding cumulatively life-to-date for the years ended December 31, 2012, 2011, and 2010 as well as other Plan data:

	2012	2011	2010
Range of exercise prices	$1,000 - $1,139	$1,000 - $1,139	$1,000 - $1,084
Outstanding	32,414	23,476	21,866
Remaining contractual life (years)	8.30	8.71	9.72
Weighted average exercise price	$1,052	$1,011	$1,002

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012, 2011, and 2010.

	2012 Grants	2011 Grants	2010 Grants
Weighted average dividend yield	7.54%	8.13%	10.28%
Weighted average risk-free interest rate	1.31%	2.02%	2.10%
Weighted average expected life	7 years	7 years	7 years
Weighted average estimated volatility	38.24%	38.10%	38.00%
Weighted average exercise price	$1,133.69	$1,134.76	$1,001.83
Weighted average fair value of options granted (per option)	$173.96	$168.01	$108.55

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The Company recorded non-cash compensation expenses of approximately $1.3 million, $1.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations and comprehensive income, respectively.

At December 31, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1.7 million.

For the year ended December 31,	Options
2013	$971,210
2014	490,052
2015	188,783
2016	33,662

Total	$1,683,707

Dividend equivalent rights associated with the Plan amounted to $2.3 million, $2.2 million, and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. These dividend rights will be paid in four installments as the option vests.

10. Minimum Future Rentals

The Company’s real estate investments are leased under noncancelable triple-net operating leases. Under the provisions of the leases, the Company receives fixed minimum monthly rentals, generally with annual increases, and the operators are responsible for the payment of all operating expenses, including repairs and maintenance, insurance, and real estate taxes of the property throughout the term of the leases.

At December 31, 2012, future minimum annual rentals to be received under the noncancelable lease terms are as follows:

2013	$127,666,617
2014	131,221,348
2015	131,725,358
2016	131,808,617
2017	130,086,336
Thereafter	566,509,011

$1,219,017,287

11. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands) including the effects of discontinued operations. The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2012
	1 st Quarter(1)	2 nd Quarter(2)	3 rd Quarter(3)	4 th Quarter(4)
Total revenues	$29,231	$31,109	$31,502	$31,330

Net income	$6,016	$3,613	$1,767	$(2,803)

Net income allocable to stockholders	$3,560	$2,255	$1,130	$(1,807)

Earnings per common share allocable to stockholders
Basic	$10.45	$6.86	$3.22	$(5.04)
Diluted	$10.36	$6.86	$3.20	$(5.04)

	Year Ended December 31, 2011
	1 st Quarter(5)	2 nd Quarter	3 rd Quarter(6)	4 th Quarter(7)
Total revenues	$20,835	$25,835	$22,994	$27,384

Net income	$1,716	$7,002	$314	$2,281

Net income allocable to stockholders	$933	$3,809	$171	$1,293

Earnings per common share allocable to stockholders
Basic	$3.90	$16.14	$0.73	$5.08
Diluted	$3.87	$15.97	$0.72	$5.03

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(1)	The results include $0.7 million of impairment in the first quarter.
(2)	The results include $3.7 million of impairment in the second quarter.
(3)	The results include $1.8 million of impairment and $2.8 million of reserve for uncollectible loan receivables in the third quarter.
(4)	The results include $5.0 million of impairment and $0.2 million of reserve for uncollectible loan receivables in the fourth quarter.
(5)	The results include $3.0 million in straight-line rent write-offs and $3.1 million in deferred financing costs write-offs in connection with the senior note issuance during the first quarter.
(6)	The results include $3.5 million in straight-line rent write-offs, $2.2 million of indemnity expense related to an operator transition, and $0.9 million of impairment recognized in the third quarter.
(7)	The results include $5.2 million of impairment recognized in the fourth quarter.

12. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including advances to members of the Company, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. An officer of the Company received a loan of approximately $0.3 million, which has been paid off in full as of April 29, 2011. An officer of the Company funded approximately $2.0 million at December 31, 2012 in connection with the distribution settlement (see Note 14). The amount is recognized as part of other liabilities as of December 31, 2012, and has been subsequently distributed. There are no other related party receivables or payables as of December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

The Partnership had entered into a management agreement, as amended, effective April 1, 2005, with AAM, an entity affiliated by common ownership. Under the management agreement, AAM had been granted the exclusive right to oversee the portfolio of the Partnership, providing, among other administrative services, accounting and all required financial services; legal administration and regulatory compliance; investor, operator, and lender relationship services; and transactional support to the Partnership. Except as otherwise provided in the Partnership Agreement, all management powers of the business and affairs of the Partnership were exclusively vested in the General Partner. The annual fee for such services equaled six-tenths of one percent (0.6%) of the aggregate fair market value of the properties as determined by the Partnership and AAM annually. This fee arrangement was amended as discussed below. In addition, the Partnership reimbursed AAM for all reasonable and necessary out-of-pocket expenses incurred in AAM’s conduct of its business, including, but not limited to, travel, legal, appraisal, and brokerage fees, fees and expenses incurred in connection with the acquisition, disposition, or refinancing of any property, and reimbursement of compensation and benefits of the officers and employees of AAM. This agreement was terminated on September 17, 2010 when the Merger occurred, effectively consolidating AAM into the Company, and eliminating the necessity for reimbursement.

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

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

The original and follow-on investments of Class E Unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Company and JER dated May 26, 2006. The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of settlement. The UPA allowed the Company to call the E Units and warrants any time after May 26, 2011 as long as it provided JER with a 15% IRR from date of inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for approximately $92.0 million contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E units issuance.

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

At December 31, 2012, the Company is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$ 200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at December 31, 2012 (included in other assets)	$ —
Asset balance at December 31, 2011 (included in other assets)	$ —
Liability balance at December 31, 2012 (included in other liabilities)	$ (3,773,332)
Liability balance at December 31, 2011 (included in other liabilities)	$ (3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the years ended December 31, 2012, 2011, and 2010, the Partnership recognized approximately $0, $0, and $2.9 million of net income, respectively, in the consolidated statements of operations and comprehensive income related to the change in the fair value of interest rate swap agreements where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table provides the Company’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2012 (dollars in thousands):

	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,773)	—	(3,773)	—

	$(3,773)	$—	$(3,773)	$—

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

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by the Company and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by the Company. In November 2012, certain limited partners (including Ari Ryan, one of our directors, and other members of the estate of Zev Karkomi, one of our co-founders) filed suit in the Circuit Court of Cook County, Illinois against the Company, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against the Company and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by the Company, the terms of which were approved by several of the plaintiffs in the Illinois action. In January 2013, the Company reached a settlement with the defendant in the Delaware action and the plaintiffs in the Illinois action. The settlement releases the Company, the Partnership and Mr. Bernfield in exchange for a partial reallocation of relative distributions among classes of limited partners, which reallocation will be funded by the limited partners that previously received such distributions or offset against distributions otherwise due. No additional amounts are payable by the Company, the Partnership or Mr. Bernfield and, accordingly, the settlement is not expected to have a material impact on the Company or the Partnership.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, liquidity or financial position.

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

15. Concentration of Credit Risk

As of December 31, 2012, the Company’s portfolio of investments consisted of 258 healthcare facilities, located in 29 states and operated by 38 third party operators. At December 31, 2012, approximately 54.5% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (16.2%), Daybreak Healthcare (13.4%), EmpRes (9.6%), Maplewood (8.1%), and SunMar (7.2%). No other operator represents more than 6.3% of our total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.0%), California (15.4%), Ohio (8.5%), Connecticut (8.1%), and Pennsylvania (6.6%), at December 31, 2012.

For the year ended December 31, 2012, the Company’s rental income from operations totaled approximately $117.4 million, of which approximately $19.1 million was from Daybreak Healthcare (16.2%), $16.5 million from Saber Health Group (14.0%), and $12.3 million from EmpRes (10.4%). No other operator generated more than 8.3% of the Company’s rental income from operations for the year ended December 31, 2012.

Below is a summary of unaudited financial information as of and for the year ended December 31, 2011 for the two lessees (operators) of our properties whose total assets, in the aggregate, exceeds 10% of the Company’s total assets at December 31, 2012. Financial performance under the terms of lease agreements with these lessees is, by agreement, guaranteed by the entities whose financial data is as follows:

	Saber Health Group (1)	Daybreak Healthcare (1)
Financial position
Current assets	$60,101,714	$20,268,519
Noncurrent assets	14,836,834	33,730,570
Current liabilities	42,805,808	43,808,258
Noncurrent liabilities	35,822,405	48,613,081
(Deficit) equity	(3,749,665)	(38,422,250)
Results of operations
Revenues	$253,149,467	$243,231,294
Gross profit	12,852,928	5,338,258
Income from continuing operations	11,765,523	1,869,985
Net income	5,942,277	2,065,042

(1)	Represents the financial information as of December 31, 2011 as the December 31, 2012 financial information was not available as of and for the year ended December 31, 2012 at the time of this filing.

16. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. In April 2012, the Company sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. Below is a summary of the components of the discontinued operations for the respective periods:

	Year Ended December 31,
	2012	2011	2010
Total revenues	$269,932	$1,260,671	$1,163,559
Expenses:
Interest expense	(27,104)	(8,123)	(1,090)
Depreciation and amortization	(1,958)	(575,322)	(607,426)
Gain on sale of assets, net	4,425,246	—	—
Loss on extinguishment of debt	(13,264)	—	—
Other (expenses) income	(66,160)	(910,941)	101,103

Total gains (expenses)	4,316,760	(1,494,386)	(507,413)

Discontinued operations	$4,586,692	$(233,715)	$656,146

AVIV REIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

17. Earnings Per Common Share

The following table shows the amounts used in computing the basic and diluted earnings per common share.

	For the Year Ended December 31,
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$2,395,785	$6,333,974	$3,464,817
Discontinued operations, net of noncontrolling interests	2,742,563	(128,203)	366,279

Net income attributable to common stockholders	$5,138,348	$6,205,771	$3,831,096

Denominator:
Denominator for basic earnings per share-weighted average shares	331,606	240,103	226,001
Effective dilutive securities:
Stock options	2,411	2,415	2,381

Denominator for diluted earnings per share—adjusted weighted average shares	334,017	242,518	228,382

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$7.22	$26.38	$15.33
Discontinued operations, net of noncontrolling interests	8.27	(0.53)	1.62

Net income attributable to common stockholders	$15.49	$25.85	$16.95

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$7.17	$26.12	$15.17
Discontinued operations, net of noncontrolling interests	8.21	(0.53)	1.60

Net income attributable to common stockholders	$15.38	$25.59	$16.77

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Secured Loans Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2012	$79,812	$3,948,446	$(3,224,821)	$803,437
Year ended December 31, 2011	—	79,812	—	79,812
Year ended December 31, 2010	223,803	(40,459)	(183,344)	—
Allowance for uncollectible secured loan receivable
Year ended December 31, 2012	$2,176,149	$6,531,506	$(8,390,603)	$317,052
Year ended December 31, 2011	750,000	1,512,305	(86,156)	2,176,149
Year ended December 31, 2010	28,828	721,172	—	750,000

SCHEDULE III

Real Estate and Investments

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
SunBridge Care/Rehab - Broadway	(a	)	(3)	Methuen	MA	$31,469	$495,552	$—	$(170,262)	$26,002	$330,757	$(165,260)	1910	1993	40 years
SunBridge - Colonial Heights	(a	)	(3)	Lawrence	MA	63,160	958,681	—	(225,000)	63,160	733,681	(348,499)	1963	1993	40 years
SunBridge - Fall River	(c	)		Fall River	MA	90,707	1,308,677	—	(1,399,384)	—	—	—		1993	40 years
SunBridge Care Center - Glenwood	(a	)	(3)	Lowell	MA	82,483	1,210,652	—	(252,510)	82,483	958,142	(455,117)	1964	1993	40 years
SunBridge - Hammond House	(a	)	(3)	Worchester	MA	42,062	663,598	488,598	(663,598)	42,062	488,598	(232,084)	1965	1993	40 years
SunBridge for North Reading	(a	)	(3)	North Reading	MA	113,195	1,567,397	—	(252,500)	113,195	1,314,897	(624,576)	1966	1993	40 years
Robbin House Nursing and Rehab	(c	)		Quincy	MA	66,000	1,051,668	—	(1,117,668)	—	—	—		1993	40 years
SunBridge Care Center - Rosewood	(a	)	(3)	Fall River	MA	31,893	512,984	—	(283,705)	12,593	248,579	(175,980)	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a	)	(3)	Oxford	MA	64,435	940,982	497,782	(192,500)	64,435	1,246,264	(421,667)	1966	1993	40 years
SunBridge - Spring Valley	(a	)	(3)	Worchester	MA	71,084	1,030,725	—	(205,000)	71,084	825,725	(392,219)	1960	1993	40 years
SunBridge Care/Rehab -Town Manor	(c	)		Lawrence	MA	89,790	1,305,518	—	(1,395,308)	—	—	—		1993	40 years
SunBridge Care/Rehab -Woodmill	(a	)	(3)	Lawrence	MA	61,210	946,028	—	(235,000)	61,210	711,028	(337,738)	1965	1993	40 years
SunBridge Care/Rehab -Worcester	(c	)		Worchester	MA	92,512	1,374,636	—	(1,467,148)	—	—	—		1993	40 years
Countryside Community	(a	)	(2)	South Haven	MI	221,000	4,239,161	12,959	—	221,000	4,252,120	(954,835)	1975	2005	40 years
Pepin Manor	(a	)	(2)	Pepin	WI	318,000	1,569,959	332,808	—	318,000	1,902,767	(366,240)	1978	2005	40 years
Highland Health Care Center	(a	)	(2)	Highland	IL	189,921	1,723,523	—	—	189,921	1,723,523	(418,563)	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a	)	(2)	Omaha	NE	211,000	6,694,584	—	(1,510)	209,490	6,694,584	(1,697,031)	1971	2005	40 years
Casa Real	(a	)	(2)	Santa Fe	NM	1,029,800	2,692,295	676,474	—	1,029,800	3,368,769	(810,849)	1985	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Clayton Nursing and Rehab	(a	)	(2)	Clayton	NM	41,000	790,476	—	—	41,000	790,476	(260,927)	1960	2005	40 years
Country Cottage Care/Rehab Center	(a	)	(2)	Hobbs	NM	9,000	671,536	—	—	9,000	671,536	(258,739)	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a	)	(2)	Bloomfield	NM	343,800	4,736,296	—	—	343,800	4,736,296	(1,101,548)	1985	2005	40 years
Espanola Valley Center	(a	)	(2)	Espanola	NM	216,000	4,143,364	—	—	216,000	4,143,364	(1,059,431)	1984	2005	40 years
Sunshine Haven Lordsburg	(a	)	(2)	Lordsburg	NM	57,041	1,881,927	—	—	57,041	1,881,927	(404,557)	1972	2005	40 years
Silver City Care Center	(a	)	(2)	Silver City	NM	305,000	5,843,505	—	—	305,000	5,843,505	(1,319,974)	1984	2005	40 years
Raton Nursing and Rehab Center	(a	)	(2)	Raton	NM	128,000	1,509,456	—	—	128,000	1,509,456	(479,297)	1985	2005	40 years
Red Rocks Care Center	(a	)	(2)	Gallup	NM	329,000	3,952,779	—	—	329,000	3,952,779	(970,842)	1978	2005	40 years
Heritage Villa Nursing/Rehab	(a	)	(2)	Dayton	TX	18,000	435,568	9,400	—	18,000	444,968	(123,815)	1964	2005	40 years
Wellington Oaks Nursing/Rehab	(a	)	(2)	Ft. Worth	TX	137,000	1,147,400	(9,400)	—	137,000	1,138,000	(330,345)	1963	2005	40 years
Seven Oaks Nursing and Rehab	(a	)	(2)	Bonham	TX	63,000	2,583,389	—	—	63,000	2,583,389	(622,170)	1970	2005	40 years
Birchwood Nursing and Rehab	(a	)	(2)	Cooper	TX	96,000	2,726,580	8,304	—	96,000	2,734,884	(644,167)	1966	2005	40 years
Smith Nursing and Rehab	(a	)	(2)	Wolfe City	TX	49,000	1,010,304	(8,304)	—	49,000	1,002,000	(258,656)	1946	2005	40 years
Blanco Villa Nursing and Rehab	(a	)	(3)	San Antonio	TX	341,847	1,931,216	951,592	—	341,847	2,882,808	(655,011)	1969	2005	40 years
Forest Hill Nursing Center	(a	)		Ft. Worth	TX	87,904	1,764,129	—	(1,852,033)	—	—	—		2005	40 years
Garland Nursing and Rehab	(a	)	(3)	Garland	TX	56,509	1,058,409	1,357,939	—	56,509	2,416,348	(372,041)	1964	2005	40 years
Hillcrest Nursing and Rehab	(a	)	(3)	Wylie	TX	209,992	2,683,768	528,248	—	209,992	3,212,016	(650,831)	1975	2005	40 years
Mansfield Nursing and Rehab	(a	)	(3)	Mansfield	TX	486,958	2,142,550	(17,723)	—	486,958	2,124,827	(544,951)	1964	2005	40 years
Westridge Nursing and Rehab	(a	)	(3)	Lancaster	TX	625,790	1,847,633	(15,270)	—	625,790	1,832,363	(529,559)	1973	2005	40 years
Clifton Nursing and Rehab	(a	)	(5)	Clifton	TX	125,000	2,974,643	—	—	125,000	2,974,643	(765,834)	1995	2005	40 years
Brownwood Nursing and Rehab	(a	)	(2)	Brownwood	TX	140,000	3,463,711	1,522,390	—	140,000	4,986,101	(852,249)	1968	2005	40 years
Irving Nursing and Rehab	(a	)	(2)	Irving	TX	137,000	1,248,284	(10,284)	—	137,000	1,238,000	(333,444)	1972	2005	40 years
Stanton Nursing and Rehab	(a	)	(3)	Stanton	TX	261,000	1,017,599	11,707	—	261,000	1,029,306	(266,393)	1972	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Valley Mills Nursing and Rehab	(a	)	(3)	Valley Mills	TX	34,000	1,091,210	(8,977)	—	34,000	1,082,233	(270,269)	1971	2005	40 years
Hometown Care Center	(a	)	(3)	Moody	TX	13,000	328,263	—	(341,263)	—	—	—		2005	40 years
Shuksan Healthcare Center	(a	)	(3)	Bellingham	WA	61,000	491,085	1,983,432	—	61,000	2,474,517	(340,787)	1965	2005	40 years
Orange Villa Nursing and Rehab	(a	)	(3)	Orange	TX	97,500	1,948,490	17,468	—	97,500	1,965,958	(486,690)	1973	2005	40 years
Pinehurst Nursing and Rehab	(a	)	(3)	Orange	TX	98,500	2,072,051	22,567	—	98,500	2,094,618	(535,694)	1955	2005	40 years
Wheeler Nursing and Rehab	(a	)	(2)	Wheeler	TX	17,000	1,369,290	—	—	17,000	1,369,290	(360,544)	1982	2005	40 years
North Pointe Nursing and Rehab	(a	)	(4)	Watauga	TX	1,061,000	3,845,890	—	—	1,061,000	3,845,890	(881,609)	1999	2005	40 years
ABC Health Center	(a	)	(2)	Harrisonville	MO	143,500	1,922,391	122,010	—	143,500	2,044,401	(451,064)	1970	2005	40 years
Camden Health Center	(a	)	(2)	Harrisonville	MO	189,000	2,531,961	68,462	—	189,000	2,600,423	(559,855)	1977	2005	40 years
Cedar Valley Health Center	(a	)	(2)	Rayton	MO	252,000	3,375,981	58,200	—	252,000	3,434,181	(819,610)	1978	2005	40 years
Monett Healthcare Center	(a	)	(2)	Monett	MO	259,000	3,469,761	(26,381)	—	259,000	3,443,380	(795,952)	1976	2005	40 years
White Ridge Health Center	(a	)	(2)	Lee’s Summit	MO	292,250	3,914,964	32,514	—	292,250	3,947,478	(886,786)	1986	2005	40 years
The Orchards Rehab/Care Center	(a	)	(3)	Lewiston	ID	201,000	4,319,316	505,634	—	201,000	4,824,950	(1,173,299)	1958	2005	40 years
SunBridge for Payette	(a	)	(3)	Payette	ID	179,000	3,165,530	(26,331)	—	179,000	3,139,199	(642,696)	1964	2005	40 years
Magic Valley Manor-Assisted Living	(b	)	(3)	Wendell	ID	177,000	405,331	1,005,334	—	177,000	1,410,665	(196,339)	1911	2005	40 years
McCall Rehab and Living Center	(a	)		McCall	ID	213,000	675,976	(5,624)	(883,352)	—	—	—	1965	2005	40 years
Menlo Park Health Care	(a	)	(3)	Portland	OR	112,000	2,205,297	184,777	—	112,000	2,390,074	(653,452)	1959	2005	40 years
Burton Care Center	(a	)	(3)	Burlington	WA	115,000	1,169,629	85,957	—	115,000	1,255,586	(271,239)	1930	2005	40 years
Columbia View Care Center	(a	)	(3)	Cathlamet	WA	49,200	504,900	(0)	(93,098)	38,246	422,756	(135,952)	1965	2005	40 years
Pinehurst Park Terrace	(a	)		Seattle	WA	—	360,236	—	(360,236)	—	—	—		2005	40 years
Grandview Healthcare Center	(a	)	(3)	Grandview	WA	19,300	1,155,216	14,917	—	19,300	1,170,133	(383,322)	1964	2005	40 years
Hillcrest Manor	(a	)	(3)	Sunnyside	WA	102,000	1,638,826	6,856,674	—	102,000	8,495,500	(649,404)	1970	2005	40 years
Evergreen Foothills Center	(a	)	(3)	Phoenix	AZ	500,000	4,537,644	—	—	500,000	4,537,644	(1,340,585)	1997	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Evergreen Hot Springs Center	(a	)	(3)	Hot Springs	MT	103,500	1,942,861	19,412	—	103,500	1,962,273	(446,117)	1963	2005	40 years
Evergreen Polson Center	(a	)	(3)	Polson	MT	121,000	2,357,612	(19,412)	—	121,000	2,338,200	(570,439)	1971	2005	40 years
Evergreen Sun City Center	(a	)	(3)	Sun City	AZ	476,231	5,697,720	60,161	—	476,231	5,757,881	(1,385,966)	1985	2005	40 years
Sunset Gardens at Mesa	(b	)	(3)	Mesa	AZ	123,000	1,640,673	(13,547)	—	123,000	1,627,126	(375,124)	1974	2005	40 years
Evergreen Mesa Christian Center	(a	)	(3)	Mesa	AZ	466,000	6,231,061	(46,614)	(615,000)	466,000	5,569,447	(1,526,643)	1973	2005	40 years
Evergreen The Dalles Center	(a	)	(2)	The Dalles	OR	200,000	3,831,789	91,952	—	200,000	3,923,741	(841,322)	1964	2005	40 years
Evergreen Vista Health Center	(a	)	(2)	LaGrande	OR	281,000	4,783,790	248,354	—	281,000	5,032,144	(1,029,198)	1961	2005	40 years
Whitman Health and Rehab Center	(a	)	(2)	Colfax	WA	231,000	6,271,162	38,289	—	231,000	6,309,451	(1,287,203)	1985	2005	40 years
Fountain Retirement Hotel	(b	)	(3)	Youngtown	AZ	101,300	1,939,835	169,696	(1,634,700)	4,550	571,581	(479,533)	1971	2005	40 years
Gilmer Care Center	(a	)	(3)	Gilmer	TX	257,000	2,992,894	362,306	—	257,000	3,355,200	(725,838)	1967	2005	40 years
Columbus Nursing and Rehab Center	(a	)	(2)	Columbus	WI	352,000	3,476,920	301,848	—	352,000	3,778,768	(761,893)	1950	2005	40 years
San Juan Rehab and Care Center	(a	)	(3)	Anacortes	WA	625,000	1,184,855	2,041,630	—	625,000	3,226,485	(713,654)	1965	2005	40 years
Infinia at Faribault	(a	)	(3)	Faribault	MN	70,000	1,484,598	102,124	—	70,000	1,586,722	(411,328)	1958	2005	40 years
Infinia at Owatonna	(a	)	(3)	Owatonna	MN	125,000	2,321,296	(19,308)	—	125,000	2,301,988	(544,998)	1963	2005	40 years
Infinia at Willmar	(a	)	(3)	Wilmar	MN	70,000	1,341,155	19,645	—	70,000	1,360,800	(327,063)	1998	2005	40 years
Infinia at Florence Heights	(a	)	(2)	Omaha	NE	413,000	3,516,247	4,352	(742,383)	310,538	2,880,678	(941,217)	1999	2005	40 years
Infinia at Ogden	(a	)	(3)	Ogden	UT	233,800	4,478,450	600,246	—	233,800	5,078,696	(1,018,039)	1977	2005	40 years
Prescott Manor Nursing Center	(a	)	(3)	Prescott	AR	43,500	1,461,860	209,056	—	43,500	1,670,916	(479,048)	1965	2005	40 years
Star City Nursing Center	(a	)	(3)	Star City	AR	28,000	1,068,891	80,125	—	28,000	1,149,016	(265,375)	1969	2005	40 years
Westview Manor of Peabody	(a	)	(3)	Peabody	KS	22,000	502,177	137,682	—	22,000	639,859	(119,708)	1963	2005	40 years
Orchard Grove Extended Care Center	(a	)	(2)	Benton Harbor	MI	166,000	3,185,496	439,904	(491,113)	138,744	3,161,543	(778,747)	1971	2005	40 years
Marysville Care Center	(a	)		Marysville	CA	281,000	1,319,608	—	(1,600,608)	—	—	—		2005	40 years
Yuba City Care Center	(a	)		Yuba City	CA	177,385	2,129,584	—	(2,306,969)	—	—	—		2005	40 years
Lexington Care Center	(a	)	(3)	Lexington	MO	151,000	2,943,170	325,142	—	151,000	3,268,312	(772,950)	1970	2005	40 years
Twin Falls Care Center	(a	)	(3)	Twin Falls	ID	448,000	5,144,793	—	—	448,000	5,144,793	(1,162,858)	1961	2005	40 years
Gordon Lane Care Center	(a	)	(2)	Fullerton	CA	2,982,000	3,648,346	—	—	2,982,000	3,648,346	(810,876)	1966	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Sierra View Care Center	(a	)	(3)	Baldwin Park	CA	868,400	1,748,141	6,377	—	868,400	1,754,518	(449,472)	1938	2005	40 years
Villa Maria Care Center	(a	)	(4)	Long Beach	CA	139,600	766,778	—	(906,378)	—	—	—		2005	40 years
High Street Care Center	(a	)	(3)	Oakland	CA	246,000	684,695	11,776	—	246,000	696,471	(162,108)	1961	2005	40 years
MacArthur Care Center	(a	)	(3)	Oakland	CA	246,000	1,415,776	(11,776)	—	246,000	1,404,000	(441,460)	1960	2005	40 years
Pomona Vista Alzheimer’s Center	(a	)	(3)	Ponoma	CA	403,000	954,853	—	—	403,000	954,853	(247,312)	1959	2005	40 years
Rose Convalescent Hospital	(a	)	(4)	Baldwin Park	CA	1,308,000	486,043	—	—	1,308,000	486,043	(146,130)	1963	2005	40 years
Country Oaks Nursing Center	(a	)	(3)	Ponoma	CA	1,393,000	2,426,180	—	—	1,393,000	2,426,180	(555,496)	1964	2005	40 years
Evergreen Nursing/Rehab Center	(a	)	(3)	Effingham	IL	317,388	3,461,794	—	—	317,388	3,461,794	(807,416)	1974	2005	40 years
Deseret at Hutchinson	(a	)	(2)	Hutchinson	KS	180,000	2,546,991	—	—	180,000	2,546,991	(619,799)	1963	2005	40 years
Northridge Healthcare/Rehab	(a	)		Little Rock	AR	465,000	3,011,597	55,321	(3,531,918)	—	—	—	1969	2005	40 years
Doctors Nursing and Rehab Center	(a	)	(3)	Salem	IL	125,000	4,663,792	900,000	—	125,000	5,563,792	(1,129,755)	1972	2005	40 years
Woodland Hills Health/Rehab	(a	)		Little Rock	AR	270,000	4,006,007	—	(4,276,007)	—	—	—	1979	2005	40 years
North Richland Hills	(a	)		North Richland Hills	TX	980,458	—	5,067,466	(6,047,924)	—	—	—		2005	40 years
Chenal Heights	(a	)	(2)	Little Rock	AR	1,411,446	—	7,330,169	—	1,411,446	7,330,169	(1,348,438)	2008	2006	40 years
Willis Nursing and Rehab	(a	)	(2)	Willis	TX	212,000	2,407,367	—	—	212,000	2,407,367	(456,924)	1975	2006	40 years
Blanchette Place Care Center	(a	)	(3)	St. Charles	MO	1,300,000	10,777,312	3,586	—	1,300,000	10,780,898	(1,856,609)	1994	2006	40 years
Cathedral Gardens Care Center	(a	)	(3)	St. Louis	MO	1,600,000	9,524,876	51,229	—	1,600,000	9,576,105	(1,698,129)	1979	2006	40 years
Heritage Park Skilled Care	(a	)	(3)	Rolla	MO	1,200,000	7,840,918	775,182	—	1,200,000	8,616,100	(1,330,566)	1993	2006	40 years
Oak Forest Skilled Care	(a	)	(3)	Ballwin	MO	550,000	3,995,129	42,870	—	550,000	4,037,999	(718,435)	2004	2006	40 years
Richland Care and Rehab	(a	)	(3)	Olney	IL	350,000	2,484,264	—	—	350,000	2,484,264	(497,646)	2004	2006	40 years
Bonham Nursing and Rehab	(a	)	(3)	Bonham	TX	76,000	1,129,849	—	—	76,000	1,129,849	(202,688)	1969	2006	40 years
Columbus Nursing and Rehab	(a	)		Columbus	TX	150,000	1,808,552	—	(1,958,552)	—	—	—	1974	2006	40 years
Denison Nursing and Rehab	(a	)	(2)	Denison	TX	178,000	1,945,000	—	—	178,000	1,945,000	(350,737)	1958	2006	40 years
Falfurrias Nursing and Rehab	(a	)	(2)	Falfurias	TX	92,000	1,065,000	—	—	92,000	1,065,000	(209,239)	1974	2006	40 years
Houston Nursing and Rehab	(a	)	(2)	Houston	TX	228,000	2,451,893	39,464	—	228,000	2,491,357	(441,065)	1976	2006	40 years
Kleburg County Nursing/Rehab	(a	)	(3)	Kingsville	TX	315,000	3,688,676	594,778	—	315,000	4,283,454	(664,566)	1947	2006	40 years
Terry Haven Nursing and Rehab	(a	)	(3)	Mount Vernon	TX	180,000	1,970,861	—	—	180,000	1,970,861	(386,090)	2004	2006	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Deseret at Mansfield	(b	)	(3)	Mansfield	OH	146,000	2,689,968	15,748	—	146,000	2,705,716	(450,288)	1980	2006	40 years
Clarkston Care Center	(a	)	(3)	Clarkston	WA	161,633	7,038,367	5,514,068	—	161,633	12,552,435	(1,629,385)	1970	2006	40 years
Highland Terrace Nursing Center	(a	)	(3)	Camas	WA	592,776	3,921,159	6,257,608	—	592,776	10,178,767	(1,202,776)	1970	2006	40 years
Richland Rehabilitation Center	(a	)	(3)	Richland	WA	693,000	9,307,000	145,819	—	693,000	9,452,819	(1,562,767)	2004	2006	40 years
Evergreen Milton-Freewater Center	(a	)	(2)	Milton Freewater	OR	700,000	5,403,570	—	—	700,000	5,403,570	(971,800)	1965	2006	40 years
Douglas Rehab and Care Center	(a	)	(3)	Matoon	IL	250,000	2,390,779	1,248,778	(13,246)	250,000	3,626,311	(456,150)	1963	2006	40 years
Hillside Living Center	(a	)	(3)	Yorkville	IL	560,000	3,073,603	1	(3,168)	560,000	3,070,436	(597,477)	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a	)		Zion	IL	147,000	5,235,290	130,209	(5,512,500)	—	(1)	—	1970	2006	40 years
Ashford Hall	(a	)	(3)	Irving	TX	1,746,000	11,418,567	113,706	(142,702)	1,746,000	11,389,571	(1,963,546)	1964	2006	40 years
Belmont Nursing and Rehab Center	(a	)	(3)	Madison	WI	480,000	1,861,061	6,207	—	480,000	1,867,268	(396,012)	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a	)	(3)	Cincinnati	OH	125,000	6,278,450	447,530	(90,000)	123,200	6,637,780	(1,353,591)	1969	2006	40 years
West Chester Nursing/Rehab Center	(a	)		West Chester	OH	375,000	5,663,460	368,689	(3,554,657)	94,855	2,757,637	(1,107,494)	1965	2006	40 years
Wilmington Nursing/Rehab Center	(a	)	(3)	Willmington	OH	125,000	6,078,450	472,388	—	125,000	6,550,838	(1,312,900)	1951	2006	40 years
Extended Care Hospital of Riverside	(a	)	(2)	Riverside	CA	1,091,000	5,646,826	—	(26,375)	1,091,000	5,620,451	(1,469,592)	1967	2006	40 years
Heritage Manor	(a	)	(2)	Monterey Park	CA	1,585,508	9,274,154	—	(23,200)	1,585,508	9,250,954	(2,143,023)	1965	2006	40 years
French Park Care Center	(a	)	(2)	Santa Ana	CA	1,076,447	5,983,614	596,442	—	1,076,447	6,580,056	(1,133,944)	1967	2006	40 years
North Valley Nursing Center	(a	)	(2)	Tujunga	CA	613,800	5,031,473	—	(25,382)	613,800	5,006,091	(1,035,817)	1967	2006	40 years
Villa Rancho Bernardo Care Center	(a	)	(2)	San Diego	CA	1,425,347	9,652,911	65,349	(57,067)	1,425,347	9,661,193	(1,729,787)	1994	2006	40 years
Austin Nursing Center	(a	)	(3)	Austin	TX	1,501,040	4,504,643	1,725,687	—	1,501,040	6,230,330	(753,699)	2007	2007	40 years
Dove Hill Care Center and Villas	(a	)	(3)	Hamilton	TX	58,397	5,781,296	—	—	58,397	5,781,296	(865,917)	1998	2007	40 years
Brighten at Medford	(a	)		Medford	MA	2,365,610	6,612,915	291,913	(9,270,437)	—	1	—	1978	2007	40 years
Brighten at Ambler	(a	)	(3)	Ambler	PA	370,010	5,111,673	(652,999)	—	370,010	4,458,674	(693,396)	1963	2007	40 years
Brighten at Broomall	(a	)	(3)	Broomall	PA	607,870	3,930,013	590,503	—	607,870	4,520,516	(777,066)	1955	2007	40 years
Brighten at Bryn Mawr	(a	)	(3)	Bryn Mawr	PA	708,300	6,352,474	1,468,774	—	708,300	7,821,248	(1,171,986)	1972	2007	40 years
Brighten at Julia Ribaudo	(a	)	(3)	Lake Ariel	PA	369,050	7,559,765	730,412	—	369,050	8,290,177	(1,339,352)	1980	2007	40 years
Good Samaritan Nursing Home	(a	)	(3)	Avon	OH	393,813	8,856,210	108,495	—	393,813	8,964,705	(1,575,023)	1964	2007	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Belleville Illinois	(a	)	(3)	Belleville	IL	670,481	3,431,286	—	—	670,481	3,431,286	(522,068)	1978	2007	40 years
Homestead Various Leases (b)	(a	)	(3)		TX	345,197	4,352,982	5,504	—	345,197	4,358,486	(673,347)		2007	40 years
Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	772,501	2,413,388	131,823	(1,897,763)	49,279	1,370,670	(419,949)	1961	2008	40 years
Evergreen Arvin Healthcare	(a	)	(2)	Arvin	CA	900,000	4,764,928	783,736	—	1,028,705	5,419,959	(692,938)	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a	)	(2)	Bakersfield	CA	1,000,000	12,154,112	1,820,236	—	1,153,135	13,821,213	(1,593,216)	1987	2008	40 years
Evergreen Lakeport Healthcare	(a	)	(2)	Lakeport	CA	1,100,000	5,237,033	876,918	—	1,256,514	5,957,437	(778,985)	1987	2008	40 years
New Hope Care Center	(a	)	(2)	Tracy	CA	1,900,000	10,293,920	1,687,692	—	2,172,271	11,709,341	(1,374,418)	1987	2008	40 years
Olive Ridge Care Center	(a	)	(2)	Oroville	CA	800,000	8,609,470	2,138,439	—	925,065	10,622,844	(1,246,297)	1987	2008	40 years
Twin Oaks Health & Rehab	(a	)	(2)	Chico	CA	1,300,000	8,397,558	1,341,477	—	1,488,063	9,550,972	(1,225,410)	1988	2008	40 years
Evergreen Health & Rehab	(a	)	(2)	LaGrande	OR	1,400,000	808,374	295,533	—	1,587,353	916,554	(149,521)	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a	)		Bremerton	WA	650,000	1,366,315	0	(2,016,315)	—	—	—	1969	2008	40 years
Four Fountains	(a	)	(3)	Belleville	IL	989,489	5,007,411	—	—	989,489	5,007,411	(578,259)	1972	2008	40 years
Brookside Health & Rehab	(a	)	(3)	Little Rock	AR	750,690	4,421,289	1,613,473	—	750,690	6,034,762	(734,788)	1969	2008	40 years
Skilcare Nursing Center	(a	)	(3)	Jonesboro	AR	417,050	7,007,007	148,119	—	417,050	7,155,126	(898,122)	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a	)	(3)	Benton	AR	250,231	3,170,134	312,823	—	250,230	3,482,958	(441,799)	1968	2008	40 years
Trumann Health & Rehab	(a	)	(3)	Trumann	AR	166,821	3,587,185	103,952	—	166,820	3,691,138	(453,532)	1971	2008	40 years
Deseret at McPherson	(a	)	(2)	McPherson	KS	92,000	1,874,920	—	—	92,000	1,874,920	(225,292)	1970	2008	40 years
Mission Nursing Center	(a	)	(3)	Riverside	CA	230,000	1,209,976	—	—	230,000	1,209,976	(149,498)	1957	2008	40 years
New Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	—	10,213,112	629,701	—	629,701	10,213,112	(1,177,199)	2009	2009	40 years
Evergreen Health & Rehab of Petaluma	(a	)	(2)	Petaluma	CA	748,668	2,459,910	—	—	748,668	2,459,910	(363,728)	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a	)	(2)	Carson City	NV	3,454,723	5,942,468	—	—	3,454,723	5,942,468	(631,450)	1977	2009	40 years
Little Rock Health and Rehab	(a	)		Little Rock	AR	471,169	4,778,831	7,612,989	(12,862,989)	—	—	—	1971	2009	40 years
Hidden Acres Health Care	(a	)	(3)	Mount Pleasant	TN	67,413	3,312,587	—	—	67,413	3,312,587	(227,391)	1979	2010	40 years
Community Care and Rehab	(a	)	(1)	Riverside	CA	1,648,067	9,851,932	—	—	1,648,067	9,851,932	(710,856)	1965	2010	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Heritage Gardens of Portageville	(a	)	(4)	Portageville	MO	223,658	3,088,802	—	—	223,658	3,088,802	(195,580)	1995	2010	40 years
Heritage Gardens of Greenville	(a	)	(4)	Greenville	MO	118,925	2,218,776	—	—	118,925	2,218,776	(143,730)	1990	2010	40 years
Heritage Gardens of Senath	(a	)	(4)	Senath	MO	108,843	2,773,194	265,743	—	108,843	3,038,937	(195,911)	1980	2010	40 years
Heritage Gardens of Senath South	(a	)	(4)	Senath	MO	72,805	1,854,998	—	—	72,805	1,854,998	(122,326)	1980	2010	40 years
The Carrington	(a	)	(3)	Lynchburg	VA	705,888	4,294,112	—	—	705,888	4,294,112	(248,419)	1994	2010	40 years
Arma Care Center	(a	)	(2)	Arma	KS	57,452	2,897,772	—	—	57,452	2,897,772	(171,754)	1970	2010	40 years
Yates Center Nursing and Rehab	(a	)	(2)	Yates	KS	54,340	2,990,435	—	—	54,340	2,990,435	(176,388)	1967	2010	40 years
Great Bend Health & Rehab Center	(a	)	(3)	Great Bend	KS	111,482	4,588,518	299,535	—	111,482	4,888,053	(349,923)	1965	2010	40 years
Maplewood at Norwalk	(b	)	(3)	Norwalk	CT	1,589,950	1,010,050	15,792,103	—	1,589,950	16,802,153	(83,716)	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a	)	(3)	Carrizo Springs	TX	45,317	1,954,683	—	—	45,317	1,954,683	(126,306)	1965	2010	40 years
Maplewood at Orange	(b	)	(2)	Orange	CT	1,133,533	11,155,287	2,131,478	—	1,133,533	13,286,765	(729,962)	1999	2010	40 years
Wellington Leasehold	(a	)	(3)	Wellington	KS	—	—	2,000,000	—	—	2,000,000	(121,575)	1957	2010	21 years
St. James Nursing & Rehab	(a	)	(3)	Carrabelle	FL	1,144,155	8,855,845	—	—	1,144,155	8,855,845	(501,574)	2009	2011	40 years
University Manor	(a	)	(3)	Cleveland	OH	886,425	8,694,575	—	—	886,425	8,694,575	(428,928)	1982	2011	40 years
Grand Rapids Care Center	(a	)	(3)	Grand Rapids	OH	288,249	1,516,629	—	—	288,249	1,516,629	(75,009)	1993	2011	40 years
Bellevue Care Center	(a	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(158,585)	1988	2011	40 years
Orchard Grove Assisted Living	(b	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(158,585)	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a	)	(5)	Conroe	TX	576,518	2,090,586	280,458	—	576,518	2,371,044	(133,274)	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a	)	(5)	Fredericksburg	TX	326,731	3,046,370	—	—	326,731	3,046,370	(146,543)	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a	)	(5)	Jasper	TX	113,083	2,554,020	28,500	—	113,083	2,582,520	(116,740)	1972	2011	40 years
Legacy Park Community Living Center	(a	)	(4)	Peabody	KS	33,420	1,266,580	—	—	33,420	1,266,580	(64,381)	1963	2011	40 years
Lakewood Senior Living of Pratt	(a	)	(3)	Pratt	KS	18,503	502,901	312,315	—	18,503	815,216	(33,659)	1964	2011	40 years
Lakewood Senior Living of Seville	(a	)	(3)	Wichita	KS	93,731	896,938	150,903	—	93,731	1,047,841	(56,025)	1977	2011	40 years
Lakewood Senior Living of Haviland	(a	)	(3)	Haviland	KS	112,480	648,771	16,293	—	112,480	665,064	(39,040)	1971	2011	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Oak Manor Nursing and Rehabilitation	(a	)	(5)	Commerce	TX	224,899	1,867,793	443,861	—	224,899	2,311,654	(111,312)	1963	2011	40 years
Loma Linda Healthcare	(a	)	(3)	Moberly	MO	913,017	4,556,983	—	—	913,017	4,556,983	(222,847)	1987	2011	40 years
Maplewood at Newtown	(b	)	(3)	Newtown	CT	4,941,584	7,058,416	3,332,745	—	6,314,004	9,018,741	(439,668)	2000	2011	40 years
Chatham Acres Nursing Home	(a	)	(3)	Chatham	PA	203,431	1,996,569	2,499,534	—	203,431	4,496,103	(105,016)	1873	2011	40 years
Transitions Healthcare Gettysburg	(a	)	(3)	Gettysburg	PA	241,994	5,858,005	347,001	—	241,994	6,205,006	(245,949)	1950	2011	40 years
Maplewood at Darien	(b	)	(3)	Darien	CT	2,430,458	3,069,542	12,368,599	—	2,430,458	15,438,141	(158,177)	2012	2011	40 years
Crawford Manor	(a	)	(3)	Cleveland	OH	119,877	3,080,123	—	—	119,877	3,080,123	(109,649)	1994	2011	40 years
Aviv Asset Management	(d	)		Chicago	IL	—	—	991,040	—	—	991,040	(236,577)
Aviv Healthcare Properties LP			-2	Chicago	IL	—	—	53,750	—	—	53,750	—
Skagit Aviv	(e	)	(3)	Mt. Vernon	WA	—	—	422,205	(422,205)	—	—	—			40 years
Chatham Acres	(e	)	(3)	Chatham	PA	—	—	—	—	—	—	—	1873	2011	40 years
Amberwood Manor Nursing Home Rehabilitation	(a	)	(3)	New Philadelphia	PA	450,642	3,264,346	—	—	450,642	3,264,346	(101,044)	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a	)	(3)	Coroapolis	PA	1,546,079	10,018,012	—	—	1,546,079	10,018,012	(311,362)	1983	2011	40 years
Dunmore Healthcare Group	(a	)	(3)	Dunmore	PA	398,110	6,812,777	—	—	398,110	6,812,777	(213,709)	2002	2011	40 years
Eagle Creek Healthcare Group	(a	)	(3)	West Union	OH	1,055,733	5,774,130	—	—	1,055,733	5,774,130	(180,081)	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a	)	(3)	New Castle	PA	393,475	8,246,253	—	—	393,475	8,246,253	(259,686)	1982	2011	40 years
Indian Hills Health & Rehabilitation Center	(a	)	(3)	Euclid	OH	852,677	8,425,268	—	—	852,677	8,425,268	(261,573)	1989	2011	40 years
Milcrest Nursing Center	(a	)	(3)	Marysville	OH	735,942	2,169,369	—	—	735,942	2,169,369	(69,107)	1968	2011	40 years
Scranton Healthcare Center	(a	)	(5)	Scranton	PA	1,120,202	5,536,985	—	—	1,120,202	5,536,985	(169,217)	2002	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a	)	(5)	Colby	KS	569,437	2,798,928	—	—	569,437	2,798,928	(85,013)	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a	)	(5)	Kensington	KS	279,893	1,418,766	—	—	279,893	1,418,766	(45,603)	1967	2011	40 years
Deseret Nursing & Rehabilitation at Onaga	(a	)	(5)	Onaga	KS	86,863	2,866,488	—	—	86,863	2,866,488	(86,984)	1959	2011	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Deseret Nursing & Rehabilitation at Oswego	(a	)	(5)	Oswego	KS	183,378	839,678	—	—	183,378	839,678	(27,869)	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a	)	(5)	Smith Center	KS	106,166	1,650,402	—	—	106,166	1,650,402	(51,515)	1960	2011	40 years
Burford Manor	(a	)	(3)	Davis	OK	80,000	3,220,000	—	—	80,000	3,220,000	(100,042)	1969	2011	40 years
Care Meridian Cowan Heights	(h	)	(5)	Santa Ana	CA	219,887	1,129,422	—	—	219,887	1,129,422	(37,231)	1989	2011	40 years
Care Meridian Escondido	(h	)	(5)	Escondido	CA	169,913	1,139,416	—	—	169,913	1,139,416	(38,230)	1990	2011	40 years
Care Meridian Fresno-Marks	(h	)	(5)	Fresno	CA	269,862	1,709,125	—	—	269,862	1,709,125	(54,722)	1990	2011	40 years
Care Meridian La Habra Heights	(h	)	(5)	La Habra	CA	199,898	1,339,314	—	—	199,898	1,339,314	(43,228)	1990	2011	40 years
Care Meridian Sacramento	(h	)	(5)	Elk Grove	CA	219,887	1,649,155	—	—	219,887	1,649,155	(53,223)	1992	2011	40 years
Care Meridian Oxnard	(h	)	(5)	Oxnard	CA	99,949	1,219,375	—	—	99,949	1,219,375	(40,229)	1994	2011	40 years
Care Meridian Santiago Canyon	(h	)	(5)	Silverado	CA	549,718	1,039,468	—	—	549,718	1,039,468	(37,981)	1999	2011	40 years
Care Meridian Marin	(h	)	(5)	Fairfax	CA	319,836	2,148,899	—	—	319,836	2,148,899	(65,717)	2000	2011	40 years
Care Meridian Gilroy	(h	)	(5)	Gilroy	CA	1,089,442	1,759,099	—	—	1,089,442	1,759,099	(55,972)	2000	2011	40 years
Care Meridian Artesia	(h	)	(5)	Artesia	CA	179,908	1,389,288	—	—	179,908	1,389,288	(44,477)	2002	2011	40 years
Care Meridian Las Vegas	(a	)	(5)	Las Vegas	NV	759,611	7,776,017	—	—	759,611	7,776,017	(229,632)	2004	2011	40 years
Sandalwood Healthcare	(a	)	(3)	Little Rock	AR	1,040,000	3,710,000	697,485	—	1,040,000	4,407,485	(129,404)	1996	2011	40 years
Bath Creek			(3)	Cuyahoga Falls	OH	—	—	—	—	—	—	—	2013	2012	40 years
Astoria Health and Rehab	(a	)	(5)	Germantown	OH	330,000	2,170,000	270,551	—	330,000	2,440,551	(59,462)	1996	2012	40 years
Gardnerville Health and Rehab	(a	)	(3)	Gardnerville	NV	1,237,736	3,562,264	—	—	1,237,736	3,562,264	(86,792)	2000	2012	40 years
North Platte Care Centre	(a	)/(b)	(3)	North Platte	NE	236,520	2,128,680	46,884	—	236,520	2,175,564	(70,305)	1984	2012	40 years
Fair Oaks Care Centre	(b	)	(3)	Shenandoah	IA	68,121	401,679	—	—	68,121	401,679	(9,719)	1997	2012	40 years
Crest Haven Care Centre	(a	)	(3)	Creston	IA	72,333	1,466,667	57,681	—	72,333	1,524,348	(36,983)	1964	2012	40 years
Premier Estates Rock Rapids	(b	)	(3)	Rock Rapids	IA	82,782	2,282,418	—	—	82,782	2,282,418	(53,907)	1998	2012	40 years
Rock Rapids Care Centre	(a	)	(3)	Rock Rapids	IA	113,270	2,349,130	151,239	—	113,270	2,500,369	(56,421)	1976	2012	40 years
Elmwood Care Centre	(a	)/(b)	(3)	Onawa	IA	227,383	1,732,817	180,025	—	227,383	1,912,842	(50,232)	1961	2012	40 years
Sunny Knoll Care Centre	(a	)	(3)	Rockwell City	IA	62,483	2,092,116	(0)	—	62,483	2,092,116	(49,915)	1966	2012	40 years
New Hampton Care Centre	(a	)	(3)	New Hampton	IA	144,180	2,739,420	31,015	—	144,180	2,770,435	(69,998)	1967	2012	40 years
Monte Siesta	(a	)	(4)	Austin	TX	770,000	5,230,000	—	—	770,000	5,230,000	(121,323)	1964	2012	40 years
Silver Pines	(a	)	(4)	Bastrop	TX	480,000	3,120,000	—	—	480,000	3,120,000	(88,384)	1987	2012	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Spring Creek	(a	)	(4)	Beaumont	TX	300,000	700,000	—	—	300,000	700,000	(18,770)	1969	2012	40 years
Riverview	(a	)	(4)	Boerne	TX	780,000	3,470,000	—	—	780,000	3,470,000	(96,046)	1994	2012	40 years
Bluebonnet	(a	)	(4)	Karnes City	TX	420,000	3,130,000	—	—	420,000	3,130,000	(92,930)	1994	2012	40 years
Cottonwood	(a	)	(4)	Denton	TX	240,000	2,060,000	—	—	240,000	2,060,000	(49,789)	1969	2012	40 years
Regency Manor	(a	)	(4)	Floresville	TX	780,000	6,120,000	—	—	780,000	6,120,000	(157,503)	1995	2012	40 years
DeLeon	(a	)	(4)	DeLeon	TX	200,000	2,800,000	—	—	200,000	2,800,000	(68,241)	1974	2012	40 years
Spring Oaks	(a	)	(4)	Lampasas	TX	360,000	4,640,000	—	—	360,000	4,640,000	(117,091)	1990	2012	40 years
Lynwood	(a	)	(4)	Levelland	TX	300,000	3,800,000	—	—	300,000	3,800,000	(109,087)	1990	2012	40 years
Sienna	(a	)	(4)	Odessa	TX	350,000	8,050,000	—	—	350,000	8,050,000	(169,601)	1974	2012	40 years
Deerings	(a	)	(4)	Odessa	TX	280,000	8,420,000	35,029	—	280,000	8,455,029	(179,140)	1975	2012	40 years
Terrace West	(a	)	(4)	Midland	TX	440,000	5,860,000	—	—	440,000	5,860,000	(139,107)	1975	2012	40 years
Lake Lodge	(a	)	(4)	Lake Worth	TX	650,000	4,610,000	—	—	650,000	4,610,000	(114,016)	1977	2012	40 years
Nolan	(a	)	(4)	Sweetwater	TX	190,000	4,210,000	—	—	190,000	4,210,000	(118,415)	2010	2012	40 years
Langdon Hall	(b	)	(5)	Bradenton	FL	390,000	4,546,000	60,125	—	390,000	4,606,125	(97,833)	1985	2012	40 years
Mount Washington Residence	(b	)	(5)	Eau Claire	WI	1,040,000	1,460,000	133,120	—	1,040,000	1,593,120	(34,575)	1930	2012	40 years
Maplewood at Danbuy	(b	)	(1)	Danbury	CT	1,918,801	14,081,199	—	—	1,918,801	14,081,199	(228,086)	1968	2012	40 years
Rivercrest Specialty Hospital	(i	)	(3)	Mishawaka	IN	328,000	8,072,000	—	—	328,000	8,072,000	(109,865)	1991	2012	40 years
Safe Haven Hospital and Care Center	(a	)	(3)	Pocatello	ID	470,000	5,530,000	163,871	—	470,000	5,693,871	(64,724)	1970	2012	40 years
Care Meridian Pleasanton	(h	)	(3)	Pleasanton	CA	410,647	751,184	970,201	—	410,647	1,721,385	(7,512)	2012	2012	40 years
Highlands Nursing and Rehabilitation Center	(a	)	(3)	Louisville	KY	440,893	9,484,107	—	—	440,893	9,484,107	(75,810)	1977	2012	40 years
Seven Oaks Nursing & Rehabilitation	(a	)	(4)	Glendale	WI	1,620,000	5,980,000	—	—	1,620,000	5,980,000	(28,792)	1994	2012	40 years
Inola Health Care Center	(a	)	(3)	Inola	OK	520,000	2,480,000	—	—	520,000	2,480,000	—	1990	2012	40 years
Avondale Cottage of Pryor	(b	)	(3)	Pryor	OK	100,000	400,000	—	—	100,000	400,000	—	2000	2012	40 years
Nesbit Living and Recovery Center	(a	)	(4)	Seguin	TX	600,000	4,400,000	—	—	600,000	4,400,000	(12,917)	1958	2012	40 years
Care Meridian Granite Bay	(h	)	(3)	Granite Bay	CA	540,000	435,000	—	—	540,000	435,000	—	1978	2012	40 years
The Woodlands at Robinson	(a	)	(3)	Ravenna	OH	660,000	6,940,000	—	—	660,000	6,940,000	—	2000	2012	40 years
The Harbor House of Ocala	(b	)	(4)	Dunnellon, FL	FL	690,000	3,510,000	—	—	690,000	3,510,000	(9,375)	1993	2012	40 years
The Harmony House at Ocala	(b	)	(4)	Ocala, FL	FL	500,000	2,800,000	—	—	500,000	2,800,000	(7,084)	1984	2012	40 years
The Haven House at Ocala	(b	)	(4)	Dunnellon, FL	FL	490,000	2,610,000	—	—	490,000	2,610,000	(6,625)	1991	2012	40 years
Seaside Manor Ormond Beach	(b	)	(4)	Ormond Beach, FL	FL	630,000	2,870,000	—	—	630,000	2,870,000	(8,104)	1996	2012	40 years
Eagle Lake Nursing and Rehabilitation	(e	)	(3)	Eagle Lake	TX	92,561	—	598,944	—	92,561	598,944	—	2013	2012	40 years

						$124,030,596	$917,645,734	$121,527,310	$(71,420,631)	$119,224,819	$972,558,190	$(119,371,113)

Assets under direct financing leases

Description	Type of Asset		Encumbrances	City	State	Initial Cost to Company	Accretion/ Amortization	Impairment/ Dispositions	Gross Amount Carried at December 31, 2012	Year of Construction	Date Acquired
Fountain Lake	(a	)	(2)	Hot Springs	AR	$10,418,738	$630,382	$—	$11,049,120	2007	2008

						$10,418,738	$630,382	$—	$11,049,120

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Devlopmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2012 is $812,833,004 (unaudited)
(h)	Traumatic Brain Injury Center (TBIs)
(i)	Long Term Acute Care

Encumbrances:
(1)	Standalone first mortgage
(2)	Primary GE Credit Facility
(3)	Unencumbered
(4)	BAML Revolving Credit Facility
(5)	GE Acquisition Line

	For the Years Ended December 31,
	2012	2011	2010
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$919,383,767	$703,049,477	$636,409,268
Additions during period:
Acquisitions	184,325,392	186,078,338	63,005,000
Development of rental properties and capital expenditures	42,447,824	36,686,682	7,815,209
Dispositions:
Sale of assets	(32,207,992)	(339,009)	(4,084,000)
Impairment(i)	(11,116,862)	(6,091,721)	(96,000)

Balance at end of period	$1,102,832,129	$919,383,767	$703,049,477

Accumulated depreciation:
Balance at beginning of period	$96,796,028	$75,948,944	$58,673,377
Additions during period:
Depreciation expense	26,809,645	20,847,084	17,853,799
Dispositions:
Sale of assets	(4,234,560)	—	(578,232)

Balance at end of period	$119,371,113	$96,796,028	$75,948,944

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Partners

Aviv Healthcare Properties Limited Partnership and Subsidiaries

We have audited the accompanying consolidated balance sheets of Aviv Healthcare Properties Limited Partnership and Subsidiaries (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv Healthcare Properties Limited Partnership and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2013

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
	2012	2011
Assets
Real estate investments
Land	$119,224,819	$102,925,122
Buildings and improvements	968,074,506	777,249,381
Construction in progress	4,483,684	28,293,083
Assets under direct financing leases	11,049,120	10,916,181

	1,102,832,129	919,383,767
Less accumulated depreciation	(119,371,113)	(96,796,028)

Net real estate investments	983,461,016	822,587,739
Cash and cash equivalents	15,534,373	39,203,727
Straight-line rent receivable, net	36,101,861	29,926,203
Tenant receivables, net	3,483,534	6,007,800
Deferred finance costs, net	14,651,265	13,142,330
Secured loan receivables, net	32,638,780	33,031,117
Other assets	11,315,865	5,864,045

Total assets	$1,097,186,694	$949,762,961

Liabilities and equity
Secured notes payable and other debt	$705,153,415	$600,473,578
Accounts payable and accrued expenses	24,207,814	18,124,167
Tenant security and escrow deposits	18,278,172	15,739,917
Other liabilities	29,045,796	33,167,333
Deferred contribution	—	35,000,000

Total liabilities	776,685,197	702,504,995
Equity:
Partners’ equity	324,274,829	250,555,308
Accumulated other comprehensive loss	(3,773,332)	(3,297,342)

Total equity	320,501,497	247,257,966

Total liabilities and equity	$1,097,186,694	$949,762,961

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31
	2012	2011	2010
Revenues
Rental income	$117,409,622	$91,011,558	$84,097,016
Interest on secured loans and financing lease	4,633,476	5,193,144	5,171,971
Interest and other income	1,128,958	843,794	133,286

Total revenues	123,172,056	97,048,496	89,402,273
Expenses
Interest expense	50,982,727	38,666,855	23,729,753
Depreciation and amortization	26,891,811	20,271,762	17,246,373
General and administrative	16,506,013	11,422,407	9,822,647
Transaction costs	6,707,803	5,493,099	1,578,225
Loss on impairment of assets	11,116,862	5,232,805	96,000
Reserve for uncollectible secured loan receivables	6,531,506	1,512,305	750,000
Change in fair value of derivatives	—	—	(2,931,309)
Gain on sale of assets, net	—	(1,170,991)	(511,552)
Loss on extinguishment of debt	28,244	3,806,513	2,295,562
Other expenses	400,353	266,902	—

Total expenses	119,165,319	85,501,657	52,075,699

Income from continuing operations	4,006,737	11,546,839	37,326,574
Discontinued operations	4,586,692	(233,715)	656,146

Net income	8,593,429	11,313,124	37,982,720
Distributions and accretion on Class E Preferred Units	—	—	(17,371,893)
Net income allocable to noncontrolling interests	—	—	(241,622)

Net income allocable to common units	$8,593,429	$11,313,124	$20,369,205

Net income allocable to common units	$8,593,429	$11,313,124	$37,982,720
Unrealized (loss) gain on derivative instruments	(475,990)	(7,391,774)	4,094,432

Total comprehensive income allocable to common units	$8,117,439	$3,921,350	$42,077,152

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

Years Ended December 31, 2012, 2011 and 2010

		Accumulated Other
	Partners’	Comprehensive	Noncontrolling	Total
	Equity	Income (Loss)	Interests	Equity
Balance at January 1, 2010	$73,385,093	$—	$1,177,015	$74,562,108
Net income	37,741,098	—	241,622	37,982,720
Non-cash stock based compensation	1,631,998	—	—	1,631,998
Distributions to partners and accretion on Class E Preferred Units and other	(79,980,308)	—	—	(79,980,308)
Redemption of warrants	(17,001,453)	—	—	(17,001,453)
Capital contributions	223,597,219	—	268,902	223,866,121
Unrealized gain on derivative instruments	—	4,094,432	—	4,094,432
Capital contributions of noncontrolling interests	1,687,539	—	(1,687,539)	—

Balance at December 31, 2010	241,061,186	4,094,432	—	245,155,618
Non-cash stock-based compensation	1,971,905	—	—	1,971,905
Distributions to partners	(44,210,664)	—	—	(44,210,664)
Capital contributions	40,419,757	—	—	40,419,757
Unrealized loss on derivative instruments	—	(7,391,774)	—	(7,391,774)
Net income	11,313,124	—	—	11,313,124

Balance at December 31, 2011	250,555,308	(3,297,342)	—	247,257,966
Non-cash stock-based compensation	1,689,481	—	—	1,689,481
Distributions to partners	(45,920,163)	—	—	(45,920,163)
Capital contributions	109,356,774	—	—	109,356,774
Unrealized loss on derivative instruments	—	(475,990)	—	(475,990)
Net income	8,593,429	—	—	8,593,429

Balance at December 31, 2012	$324,274,829	$(3,773,332)	$—	$320,501,497

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
Operating activities
Net income	$8,593,429	$11,313,124	$37,982,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,935,303	20,847,084	17,853,799
Amortization of deferred financing costs	3,544,515	2,664,934	1,008,059
Accretion of debt premium	(414,488)	(197,873)	—
Change in fair value of derivatives	—	—	(2,931,309)
Straight-line rental (income) loss, net	(7,656,484)	466,595	(3,056,430)
Rental income from intangible amortization, net	(1,486,167)	(1,365,836)	(3,681,109)
Non-cash stock-based compensation	1,689,481	1,971,905	1,631,998
Gain on sale of assets, net	(4,425,246)	(1,170,991)	(511,552)
Non-cash loss on extinguishment of debt	41,507	3,806,513	1,437,233
Loss on impairment of assets	11,116,862	6,091,721	96,000
Reserve for uncollectible loan receivables	6,531,506	1,426,149	750,000
Accretion of earn-out provision for previously acquired real estate investments	400,353	266,902	—
Changes in assets and liabilities:
Due from related parties	—	—	15,816
Tenant receivables	(771,454)	(6,103,511)	(317,123)
Other assets	(5,873,305)	2,596,091	177,666
Accounts payable and accrued expenses	5,020,583	6,146,173	3,357,961
Tenant security deposits and other liabilities	546,095	1,672,037	866,527

Net cash provided by operating activities	43,792,490	50,431,017	54,680,256
Investing activities
Purchase of real estate investments	(172,865,598)	(181,214,201)	(54,884,043)
Proceeds from sales of real estate investments	31,932,981	1,510,000	4,085,825
Payment of earn-out provision for previously acquired real estate investments	—	—	(9,600,731)
Capital improvements	(13,557,595)	(9,363,787)	(5,650,797)
Development projects	(27,975,621)	(21,406,147)	(2,232,333)
Secured loan receivables received from others	14,632,195	14,337,711	9,286,270
Secured loan receivables funded to others	(16,856,546)	(10,919,787)	(16,120,838)

Net cash used in investing activities	(184,690,184)	(207,056,211)	(75,116,647)

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31
	2012	2011	2010
Financing activities
Borrowings of debt	$267,761,094	$404,928,032	$442,789,570
Repayment of debt	(174,126,563)	(244,832,497)	(482,522,690)
Payment of financing costs	(5,143,395)	(9,607,704)	(10,567,931)
Payment for swap termination	—	—	(3,380,160)
Capital contributions	109,000,000	40,419,757	223,866,121
Deferred contribution	(35,000,000)	35,000,000	—
Redemption of Class E Preferred Units and warrants	—	—	(92,001,451)
Redemption of Class F Units	—	—	(23,602,649)
Cash distributions to partners	(45,262,796)	(43,107,141)	(36,658,452)

Net cash provided by financing activities	117,228,340	182,800,447	17,922,358

Net (decrease) increase in cash and cash equivalents	(23,669,354)	26,175,253	(2,514,033)
Cash and cash equivalents:
Beginning of year	39,203,727	13,028,474	15,542,507

End of year	$15,534,373	$39,203,727	$13,028,474

Supplemental cash flow information
Cash paid for interest	$46,710,692	$29,025,490	$20,983,000
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$13,687,294	$13,029,927	$11,339,775
Write-off of straight-line rent receivable, net	$1,552,481	$7,093,438	$3,367,164
Write-off of in-place lease intangibles, net	$19,446	$35,536	$1,392,034
Write-off of deferred financing costs, net	$41,507	$3,806,513	$1,235,969
Write-off of debt discount	$—	$—	$202,307
Assumed debt	$11,459,794	$—	$—

See accompanying notes to consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) was formed in 2005 and directly or indirectly owned or leased 258 properties, principally skilled nursing facilities, across the United States at December 31, 2012. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Partnership an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

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

All of the business, assets and operations will continue to be held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership will be linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Stockholders Agreement, the REIT’s management incentive plan or otherwise as agreed between the parties) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 2 million shares of common stock (par value $0.01) and 1,000 shares of preferred stock (par value $1,000). At December 31, 2012, there are 358,685 shares of common stock and 125 shares of preferred stock outstanding.

As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT was funded in September 2010 with approximately $235 million from its stockholders, and such amounts, net of costs, was contributed to the Partnership in September 2010 in exchange for Class G Units in the Partnership. An additional $75 million was contributed by the REIT’s stockholders during 2011, of which $35 million was recognized as a contribution in January 2012. Additionally, the REIT’s stockholders contributed $40 million and $34 million on March 28, 2012 and July 24, 2012, respectively. As of December 31, 2012 and 2011, the REIT owned 64.46% and 57.0% of the Partnership, respectively. The REIT’s weighted average ownership of the Partnership for the years ended December 31, 2012 and 2011 were 62.51% and 54.9%, respectively.

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Real Estate Investments

The Partnership periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation during 2012, the buildings in the following locations were impaired to reflect the estimated fair values (Level 2).

Youngtown, AZ	$1,634,701
Fall River, MA	141,204
Cincinnati, OH	90,000
West Chester, OH	3,414,228
Zion, IL	1,000,000
Bremerton, WA	150,169
Columbus, TX	1,421,941
Benton Harbor, MI	491,113
Omaha, NE	742,383
Searcy, AR	1,897,763
Cathlamet, WA	93,098
Methuen, MA	40,262

$11,116,862

As part of the impairment evaluation during 2011, three buildings were impaired for approximately $6.1 million to reflect the difference between the book value and the fair value (Level 2) including $0.9 million included in discontinued operations. As part of the impairment evaluation during 2010, a building in Hometown, Texas was impaired for $96,000 to reflect the difference between the book value and fair value (Level 2). The property was sold on December 31, 2010, with an immaterial gain subsequent to the impairment of $96,000 previously taken.

Buildings and building improvements are recorded at cost and have been assigned useful lives up to 40-year lives and are depreciated on the straight-line method. Personal property, furniture, and equipment have been assigned the shorter of the estimated useful lives up to 10 years and are depreciated on the straight-line method.

The Partnership may advance monies to its lessees for the purchase, generally, of furniture, fixtures, or equipment or other purposes. Required minimum lease payments due from the lessee increase to provide for the repayment of such amounts over a stated term. These advances in the instance where the depreciable life of the newly purchased asset is less than the remaining lease term are

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

reflected as secured loan receivables on the consolidated balance sheets, and the incremental lease payments are bifurcated between principal and interest over the stated term. In the instance where the depreciable life of the newly purchased assets is longer than the remaining lease term, the purchase is recorded as property when such assets are deemed to be owned by the Partnership. In other instances, explicit secured loans are made to lessees for working capital and other funding needs and provide for monthly principal and interest payments generally ranging from 5 to 10 years.

Purchase Accounting

The Partnership allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of the Partnership purchasing the business and subsequently leasing the business to third party operators. The Partnership makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Partnership’s operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Term Loan (Level 3). The Partnership allocates the purchase price of facilities to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

The Partnership determines fair values as follows:

•	Real estate investments are valued using discounted cash flow projections that assume certain future revenue and costs and consider capitalization and discount rates using current market conditions.

•	The Partnership allocates the purchase price of facilities to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

•	Other assets acquired and other liabilities assumed are valued at stated amounts, which approximate fair value.

•	Assumed debt balances are valued at fair value, with the computed discount/premium amortized over the remaining term of the obligation.

The Partnership determines the value of land either based on real estate tax assessed values in relation to the total value of the asset, internal analyses of recently acquired and existing comparable properties within the Partnership’s portfolio, or third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Partnership also estimates the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. The Partnership amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income. Generally, the Partnership’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected in rental income on the consolidated statements of operations and comprehensive income.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Below is a summary of the components of rental income for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Cash rental income	$108,266,971	$89,735,803	$77,339,853
Straight-line rental income (loss)	7,656,484	(90,081)	3,076,054
Rental income from intangible amortization	1,486,167	1,365,836	3,681,109

Total rental income	$117,409,622	$91,011,558	$84,097,016

During the years ended December 31, 2012, 2011, and 2010 straight-line rental (loss) income includes a write-off (expense) of straight-line rent receivable, net of approximately $1.5 million, $7.1 million, and $3.4 million, respectively, due to the early termination of leases and replacement of operators.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of December 31, 2012 and 2011, respectively, secured loan receivable reserves amounted to approximately $0.3 million and $2.2 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Partnership adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. A pro- rata allocation of non-cash stock-based compensation expense is made to the Partnership and noncontrolling interests for awards granted under the Plan. The Plan’s non-cash stock-based compensation expense by the Partnership through December 31, 2012 is summarized in Footnote 9.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

•	Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets;

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

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding senior notes payable and other debt obligations with a carrying value of approximately $705.2 million and $600.5 million as of December 31, 2012 and 2011, respectively. The fair values of debt as of December 31, 2012 was $720.8 million and as of December 31, 2011 approximates its carrying value based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding secured loan receivables with a carrying value of approximately $32.6 million and $33.0 million as of December 31, 2012 and 2011, respectively. The fair values of secured loan receivables as of December 31, 2011 and 2010 approximate their carrying value based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instruments are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, we entered into two interest rate swaps and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Partnership has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Partnership may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of December 31, 2012 and 2011, respectively.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The guidance in ASU 2011-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 and requires the components of net income and other comprehensive income and total comprehensive income for each period. The Partnership incorporated the provisions of this update to its consolidated financial statements effective January 1, 2012.

3. Rental Property Activity

The Partnership had the following rental property activity during the year ended December 31, 2012 as described below:

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

•	In October 2012, Aviv Financing II acquired a property in Wisconsin from an unrelated third party for a purchase price of $7,600,000. The Partnership financed this purchase through cash.

•	In October 2012, Aviv Financing I sold a property in Washington to an unrelated third party for a sales price of $330,000 and recognized a net loss of approximately $18,300.

•	In October 2012, Aviv Financing II sold a portion of a vacant land parcel in Ohio to an unrelated third party for a sales price of $140,429 and recognized a net gain of approximately $1,350.

•	In November 2012, Aviv Financing II acquired a property in Texas from an unrelated third party for a purchase price of $5,000,000. The Partnership financed this purchase through cash.

•	In November 2012, Aviv Financing II acquired four properties in Florida from an unrelated third party for a purchase price of $14,100,000. The Partnership financed this purchase through cash.

•	In November 2012, Aviv Financing II sold a property in Idaho to an unrelated third party for a sales price of $750,000 and recognized a net gain of approximately $27,700.

•	In November 2012, Aviv Financing II sold a property in Texas to an unrelated third party for a sales price of $200,000 and recognized a net loss of approximately $2,000.

•	In December 2012, Aviv Financing I acquired a vacant land parcel in Texas from an unrelated third party for a purchase price of $92,561. The Partnership financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of $975,000. The Partnership financed the purchase through cash.

•	In December 2012, Aviv Financing II acquired a property in Ohio from an unrelated third party for a purchase price of approximately $7,600,000. The Partnership financed the purchase through cash.

•

In December 2012, Aviv Financing II acquired two properties in Oklahoma from an unrelated third party for a purchase price of approximately $3,500,000. The Partnership financed this purchase through cash.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions during the years ended 2012 and 2011 as of January 1, 2011 (unaudited):

	For the Year Ended December 31,
	2012	2011
Total revenues	$132,997,084	$117,864,250
Net income	16,491,617	22,599,439

For the year ended December 31, 2012, revenues attributable to the acquired assets was approximately $11.4 million, and net income attributable to the acquired assets was approximately $6.4 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Related to the above business combinations, the Partnership incurred approximately $1,795,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership allocated the approximate net purchase price paid for these properties acquired in 2012 as follows using Level 2 and Level 3 inputs as a result of the Partnership purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$20,831,000
Buildings and improvements	148,307,000
Furniture, fixtures and equipment	15,188,000
Mortgages and other notes payable assumed	(11,460,000)

Borrowings and available cash	$172,866,000

For the business combinations in 2012, the Partnership’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

The following summarizes the Partnership’s construction in progress at:

	December 31, 2012	December 31, 2011
Beginning Balance, January 1, 2012 and 2011, respectively	$28,293,083	$2,580,110
Additions	25,334,504	25,712,973
Sold/withdrawn development projects	(8,038,072)	—
Placed in service	(41,105,831)	—

	$4,483,684	$28,293,083

During 2012 and 2011, the Partnership capitalized expenditures for improvements related to various development projects. In 2012, the Partnership placed into service three additions and two remodels to three properties located in Washington and two development properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.8% for the year ended December 31, 2012. The balance of capitalized interest within construction in progress at December 31, 2012 and 2011 was $71,514 and $682,273, respectively. The amount capitalized during the year ended December 31, 2012 and 2011, relative to interest incurred was $1,051,987 and $374,970, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

•

In December 2011, Aviv Financing I acquired eleven properties in California and Nevada from an unrelated third party for a purchase price of $24,845,100. The Partnership financed this purchase through cash and borrowings of $17,392,000 under the Acquisition Credit Line (see Footnote 7).

•

In December 2011, Aviv Financing I acquired a property in Arkansas from an unrelated third party for a purchase price of $4,750,000. The Partnership financed this purchase through cash and borrowings of $3,325,000 under the Acquisition Credit Line (see Footnote 7).

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

•	In December 2011, Aviv Financing I sold a vacant land parcel in Massachusetts to an unrelated third party for a sales price of $150,000 and recognized a gain of approximately $60,000.

Related to the above business combinations, the Partnership incurred approximately $2,824,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership allocated the approximate net purchase price paid for these properties acquired in 2011 as follows (excludes the earn-out provision discussed above) using Level 2 and Level 3 inputs as a result of the Partnership purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$26,264,000
Buildings and improvements	148,914,000
Furniture, fixtures and equipment	7,567,000
Above market leases	42,000
Below market leases	(2,437,000)
Lease intangibles	864,000

Borrowings and available cash	$181,214,000

For the business combinations in 2011, other than the acquisition in December for a purchase price of $24,845,100, the Partnership’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Related to the above business combinations, the Partnership incurred approximately $618,000 of acquisition costs included in transaction costs on the consolidated statements of operations and comprehensive income. In accordance with ASC 805, the Partnership allocated the approximate net purchase price of these properties acquired in 2010 as follows using Level 2 and Level 3 inputs as a result of the Partnership purchasing the business and subsequently leasing the business to unrelated third party operators:

Land	$7,094,000
Buildings and improvements	52,087,000
Furniture, fixtures and equipment	3,824,000

Borrowings and available cash	$63,005,000

For the business combinations in 2010, the Partnership’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

4. Secured Loan Receivables

The following summarizes the Partnership’s secured loan receivables at December 31, 2012 and 2011:

	2012			2011
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Loan Receivables	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Loan Receivables
Beginning balance	$13,605,932	$19,425,185	$33,031,117	$11,671,669	$24,938,969	$36,610,638
New loans issued	8,706,763	13,364,945	22,071,708	4,073,410	6,846,377	10,919,787
Reserve for uncollectible secured loans	—	(5,589,013)	(5,589,013)	—	(1,426,150)	(1,426,150)
Loan write offs	—	(942,495)	(942,495)	(86,156)	—	(86,156)
Loan amortization and repayments	(2,953,210)	(12,979,327)	(15,932,537)	(2,052,991)	(10,934,011)	(12,987,002)

	$19,359,485	$13,279,295	$32,638,780	$13,605,932	$19,425,185	$33,031,117

Interest income on secured loans and financing leases for the years ended December 31, 2012 and 2011:

	2012	2011	2010
Capital improvement loan receivable	$1,385,721	$1,214,390	$1,252,745
Secured operator loan receivables	1,808,682	2,557,552	2,516,604
Direct financing lease	1,439,073	1,421,202	1,402,622

	$4,633,476	$5,193,144	$5,171,971

The Partnership’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at December 31, 2012 and 2011 was approximately $0.3 million and $2.2 million, respectively and any movement in the reserve is reflected in reserve for uncollectible loan receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $3.1 million and $8.9 million at December 31, 2012 and 2011, respectively.

During 2012 and 2011, the Partnership funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Partnership accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Partnership policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at December 31, 2012 and 2011:

	2012	2011
Gross amount	20,995,022	$15,952,760
Accumulated amortization	(6,343,757)	(2,810,430)

Net	14,651,265	$13,142,330

Amortization of deferred financing costs is reported in the interest expense line item in the consolidated statements of operations and comprehensive income.

The estimated annual amortization of the deferred finance costs for each of the five succeeding years and thereafter is as follows:

2013	$3,657,207
2014	3,385,569
2015	2,968,456
2016	1,515,842
2017	1,462,537
Thereafter	1,661,654

Total	$14,651,265

During the year ended December 31, 2012, the Partnership wrote-off deferred financing costs of approximately $53,000 with approximately $12,000 of accumulated amortization associated with the Term Loan (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of approximately $41,000, including approximately $13,000 recognized in discontinued operations.

During the year ended December 31, 2011, the Partnership wrote-off deferred financing costs of approximately $4.3 million with approximately $0.5 million of accumulated amortization associated with the Term Loan (see Footnote 7) pay down for a net recognition as loss on extinguishment of debt of $3.8 million.

6. Lease Intangibles

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at December 31, 2012 and 2011, respectively:

	Assets
	2012			2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,175,449)	$3,466,402	$7,501,851	$(3,339,335)	$4,162,516
In-place lease assets	651,730	(65,173)	586,557	651,730	—	651,730
Operator relationship	212,416	(16,993)	195,423	212,416	—	212,416

	$7,505,997	$(3,257,615)	$4,248,382	$8,365,997	$(3,339,335)	$5,026,662

	Liabilities
	2012			2011
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(16,281,397)	$9,413,998	$26,525,395	$(14,929,137)	$11,596,258

Amortization expense for in-place lease assets and operator relationship was $0.1 million, $0 million, and $0 million for the years ended December 31, 2012, 2011, and 2010 and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the years ended December 31, 2012, 2011, and 2010 was approximately $0.6 million, $0.6 million, and $0.7 million, respectively, and is

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the years ended December 31, 2012, 2011, and 2010 was approximately $2.0 million, $2.0 million, and $2.5 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the year ended December 31, 2012, the Partnership wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.7 million, and below market leases intangible liability of approximately $0.8 million with accumulated accretion of approximately $0.7 million, for a net recognition of approximately $19,000 gain in rental income from intangible amortization, respectively.

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

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Assets	Liabilities
2013	$563,490	$1,850,338
2014	471,763	1,065,783
2015	425,524	891,331
2016	390,943	868,301
2017	325,678	724,453
Thereafter	2,070,984	4,013,792

	$4,248,382	$9,413,998

7. Senior Notes Payable and Other Debt

The Partnership’s senior notes payable and other debt consisted of the following:

	December 31, 2012	December 31, 2011
Senior Notes (interest rate of 7.75% on December 31, 2012 and 2011, respectively), inclusive of $3.2 million and $2.6 million net premium balance, respectively	$403,180,433	$302,552,127
Term Loan (interest rates of 5.75% on December 31, 2012 and 2011, respectively)	192,212,350	196,943,393
Acquisition Credit Line (interest rates of 5.75% on December 31, 2012 and 2011, respectively)	18,925,200	72,216,570
Construction loan (interest rates of 5.95% on December 31, 2012 and 2011, respectively)	—	6,073,802
2016 Revolver (interest rate 5.25% on December 31, 2012	69,368,589	—
2014 Revolver (interest rate of 6.50% on December 31, 2012 and 2011, respectively)	—	15,000,000
Acquisition loans (interest rates of 6.00% on December 31, 2012 and 2011, respectively)	7,584,974	7,687,686
HUD Loan (interest rate of 5.00% on December 31, 2012), inclusive of $2.5 million premium balance	13,881,869	—

Total	$705,153,415	$600,473,578

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012 Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7.75% Senior Notes due in 2019 (the Senior Notes), respectively. The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of approximately $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012 and $201.6 million on the Term Loan and the balance of $28.7 million on the Acquisition Credit Line during 2011.

Term Loan

Principal payments on the Term Loan are payable in monthly installments beginning on November 1, 2010. The payment schedule for the Term Loan is based upon a 25-year mortgage style amortization as defined in the Credit Agreement. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.36% and 0.37% at December 31, 2012 and 2011with a 1.25% floor, respectively) plus 4.5%. The base rate, as defined in the Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. The balance outstanding on the Term Loan as of December 31, 2012 and 2011was $192.2 million and $196.9 million, respectively. This loan matures in September 2015 and has two one-year extensions.

The Acquisition Credit Line

Under the Credit Agreement, the Partnership also has a $100 million Acquisition Credit Line. On each payment date, the Partnership shall pay interest only in arrears on any outstanding principal balance of the Acquisition Credit Line. Interest rates, at the Partnership’s option, are based upon the base rate or Eurodollar base rate (0.36% and 0.37% at December 31, 2012 and 2011with a 1.25% floor, respectively) plus 4.5%. The base rate, as defined in the GE Credit Agreement, is the rate announced from time to time by the Base Rate Bank as its “prime rate”. The Base Rate Bank is Bank of America, N.A. Additionally, an unused fee equal to 1% per annum of the daily unused balance on the Acquisition Credit Line is due monthly.

The Partnership incurred $679,767 in prepayment penalties associated with an $87.7 million pay down in March 2012, which is recognized as interest expense in the consolidated statements of operations and comprehensive income. As of December 31, 2012 and 2011, approximately $18.9 million and $72.2 million had been drawn on the Acquisition Credit Line, respectively. The ability to draw on the Acquisition Credit Line terminates in September 2013 at which time principal and interest are payable until its maturity date in September 2015.

2014 Revolver

In conjunction with the Senior Notes issuance on February 4, 2011, the Partnership, under Aviv Financing IV, LLC, entered into a $25 million revolver with Bank of America (the 2014 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2014 Revolver. The interest rate under the Partnership’s 2014 Revolver is generally based on LIBOR (subject to a floor of 1.0% and subject to the Partnership’s option to elect to use a prime base rate) plus a margin that is determined by the Partnership’s leverage ratio from time to time. As of December 31, 2011 the interest rates are based upon the base rate (3.25% at December 31, 2012 and 2011, respectively) plus the applicable percentage based on the consolidated leverage ratio (3.25% at December 31, 2012 and 2011, respectively). The base rate is the rate announced by Bank of America as the “prime rate”. Additionally, an unused fee equal to 0.5% per annum of the daily unused balance on the 2014 Revolver is due monthly. The 2014 Revolver commitment terminates and matures in February 2014 with a one-year extension option, provided that certain conditions precedent are satisfied. On January 23, 2012, the outstanding balance was repaid and the properties securing the 2014 Revolver were released. However, the 2014 Revolver remains effective, and we may add properties to Aviv Financing IV, LLC in the future, thereby creating borrowing availability under the facility.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

2016 Revolver

On January 31, 2012, the Partnership, under Aviv Financing V, L.L.C., entered into a $187.5 million secured revolving credit facility (the 2016 Revolver). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the 2016 Revolver. The interest rate under the 2016 Revolver is generally based on LIBOR (subject to a floor of 1.0%) plus 4.25%. The initial term of the 2016 Revolver expires in January 2016 with a one-year extension option, provided that certain conditions precedent are satisfied. The amount of the 2016 Revolver may be increased by up to $87.5 million (resulting in total availability of up to $275 million), provided that certain conditions precedent are satisfied. The 2016 Revolver had an outstanding balance of $69.4 million as of December 31, 2012.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of approximately $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. The balance outstanding on these loans at December 31, 2012 and 2011 was approximately $7.6 million and $7.7 million, respectively.

On November 12, 2010, a subsidiary of Aviv Financing III entered into a construction loan agreement that provides for borrowings up to $6.4 million. Interest-only payments at the prime rate (3.25% at December 31, 2011) plus 0.38%, or a minimum of 5.95%, are due monthly from December 1, 2010 through April 1, 2012. The loan was repaid on March 28, 2012.

On June 15, 2012, a subsidiary of Aviv Financing III assumed a HUD loan with a balance of approximately $11.5 million. Interest is at a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. The Company is obligated to pay the remaining principal and interest payments of the loan. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term.

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2012 and thereafter, are as follows:

2013	$4,916,078
2014	5,533,014
2015	210,364,133
2016	70,152,675
2017	832,862
Thereafter	413,354,653

$705,153,415

8. Partnership Equity and Incentive Program

In conjunction with the formation of the Partnership, the Partnership issued 10,323,213 Class A Units and 3,294,733 Class B Units in exchange for all ownership interests of the roll-up contributed to the Partnership in 2005. The Partnership issued an additional 3,144,010 Class A Units and 1,228,372 Class B Units in 2006. The Class A Units issued as a result of the formation of the Partnership have a par value of $10.00 per unit, while Class A Units issued on December 29, 2006, as a result of the addition of additional properties have a par value of $11.49 per unit. Operating distributions accrue at the rate of 10% per year for Class A Units or as defined in the Partnership Agreement. The Class A Units have a distribution preference, which decreases ratably after the full return of capital to the Class A Unitholders through distributions, and also have a liquidation preference and a profit interest in the event of sale, disposition, or refinancing as defined in the Agreement of Limited Partnership (the Partnership Agreement).

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

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	$9,002,269	$1,879,208	$2,541,232	$—	$—	$2,215,043	$27,954,667
2011	$6,733,720	$2,894,457	$7,040,689	$—	$—	$2,215,044	$23,162,935
2010	$13,594,547	$2,894,457	$12,683,113	$—	$5,342,466	$3,792,881	$6,092,935

Weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class E	Class F	Class G
2012	13,467,223	4,523,145	2	8,050	—	2,684,900	331,606
2011	13,467,223	4,523,145	2	8,050	—	2,684,900	240,103
2010	13,467,223	4,523,145	2	7,386	5,342,489	4,597,432	65,338

The Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards can be settled in Class C Units or cash at the Partnership’s discretion at the settlement date of December 31, 2012. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the year ended December 31, 2012, 2011, and 2010 was approximately $0.4 million, $0.4 million and $0.4 million, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settling on December 31, 2010. The remaining 40% will vest equally on December 31, 2011 and December 31, 2012, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, Compensation – Stock Compensation (ASC 718), such incentive program was expensed through general and administrative expenses as non-cash compensation on the consolidated statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $328,718,569 and $(4,443,740) at December 31, 2012, respectively. The Partnership’s equity balance that is presented on the consolidated balance sheets is split between the general partner and limited partners in the amounts of $243,579,151 and $6,976,157 at December 31, 2011, respectively.

9. Option Awards

On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the Plan) as part of the Merger transaction. Two thirds of the options granted are performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). At this time the Partnership does not believe it is

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

probable that these options will vest and therefore has not recorded any expense in the December 31, 2012, 2011 or 2010 consolidated financial statements in accordance with ASC 718. The cumulative value associated with all performance based award options of the Partnership aggregates to approximately $7.4 million as of December 31, 2012. One third of the options granted were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

The following table represents the time based option awards activity for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010
Outstanding at January 1	23,476	21,866	—
Granted	11,621	1,610	21,866
Exercised	—	—	—
Cancelled/Forfeited	(2,683)	—	—

Outstanding at December 31	32,414	23,476	21,866

Options exercisable at end of period	—	—	—
Weighted average fair value of options granted	$132.93	$112.62	$108.55

The following table represents the time based option awards outstanding cumulative life-to-date for the years ended December 31, 2012, 2011 and 2010 as well as other Plan data:

	2012	2011	2010
Range of exercise prices	$1,000 – $1,139	$1,000 – $1,139	$1,000 – $1,084
Outstanding	32,414	23,476	21,866
Remaining contractual life (years)	8.30	8.71	9.72
Weighted average exercise price	$1,052	$1,011	$1,002

The Partnership has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012, 2011, and 2010.

	2012 Grants	2011 Grants	2010 Grants
Weighted average dividend yield	7.54%	8.13%	10.28%
Weighted average risk-free interest rate	1.31%	2.02%	2.10%
Weighted average expected life	7 years	7 years	7 years
Weighted average estimated volatility	38.24%	38.10%	38.00%
Weighted average exercise price	$1,133.69	$1,134.76	$1,001.83
Weighted average fair value of options granted (per option)	$173.96	$168.01	$108.55

The Partnership recorded non-cash compensation expenses of approximately $1.3 million, $1.1 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, related to the time based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations and comprehensive income, respectively.

At December 31, 2012, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $1.7 million.

For the year ended December 31,	Options
2013	$971,210
2014	490,052
2015	188,783
2016	33,662

Total	$1,683,707

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Dividend equivalent rights associated with the Plan amounted to $2.3 million, $2.2 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. These dividend rights will be paid in four installments as the option vests.

10. Minimum Future Rentals

The Partnership’s real estate investments are leased under noncancelable triple-net operating leases. Under the provisions of the leases, the Partnership receives fixed minimum monthly rentals, generally with annual increases, and the operators are responsible for the payment of all operating expenses, including repairs and maintenance, insurance, and real estate taxes of the property throughout the term of the leases.

At December 31, 2012, future minimum annual rentals to be received under the noncancelable lease terms are as follows:

2013	$127,666,617
2014	131,221,348
2015	131,725,358
2016	131,808,617
2017	130,086,336
Thereafter	566,509,011

$1,219,017,287

11. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands) including the effects of discontinued operations. The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2012
	1 st Quarter(1)	2 nd Quarter(2)	3 rd Quarter(3)	4 th Quarter(4)
Total revenues	$29,231	$31,109	$31,502	$31,330

Net income	$6,016	$3,613	$1,767	$(2,803)

Net income allocable to common units	$6,016	$3,613	$1,767	$(2,803)

	Year Ended December 31, 2011
	1 st Quarter(5)	2 nd Quarter	3 rd Quarter(6)	4 th Quarter(7)
Total revenues	$20,835	$25,835	$22,994	$27,384

Net income	$1,716	$7,002	$314	$2,281

Net income allocable to common units	$1,716	$7,002	$314	$2,281

(1)	The results include $0.7 million of impairment in the first quarter.
(2)	The results include $3.7 million of impairment in the second quarter.
(3)	The results include $1.8 million of impairment and $2.8 million of reserve for uncollectible loan receivables in the third quarter.
(4)	The results include $5.0 million of impairment and $0.2 million of reserve for uncollectible loan receivables in the fourth quarter.
(5)	The results include $3.0 million in straight-line rent write-offs and $3.1 million in deferred financing costs write-offs in connection with the senior note issuance during the first quarter.
(6)	The results include $3.5 million in straight-line rent write-offs, $2.2 million of indemnity expense related to an operator transition, and $0.9 million of impairment recognized in the third quarter.
(7)	The results include $5.2 million of impairment recognized in the fourth quarter.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

12. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including advances to members of the Partnership, amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. An officer of the Partnership received a loan of approximately $0.3 million, which has been paid off in full as of April 29, 2011. An officer of the Partnership funded approximately $2.0 million at December 31, 2012 in connection with the distribution settlement (see Note 14). The amount is recognized as part of other liabilities as of December 31, 2012, and has been subsequently distributed. There were no other related party receivables or payables as of December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

The Partnership had entered into a management agreement, as amended, effective April 1, 2005, with AAM, an entity affiliated by common ownership. Under the management agreement, AAM had been granted the exclusive right to oversee the portfolio of the Partnership, providing, among other administrative services, accounting and all required financial services; legal administration and regulatory compliance; investor, operator, and lender relationship services; and transactional support to the Partnership. Except as otherwise provided in the Partnership Agreement, all management powers of the business and affairs of the Partnership were exclusively vested in the General Partner. The annual fee for such services equaled six-tenths of one percent (0.6%) of the aggregate fair market value of the properties as determined by the Partnership and AAM annually. This fee arrangement was amended as discussed below. In addition, the Partnership reimbursed AAM for all reasonable and necessary out-of-pocket expenses incurred in AAM’s conduct of its business, including, but not limited to, travel, legal, appraisal, and brokerage fees, fees and expenses incurred in connection with the acquisition, disposition, or refinancing of any property, and reimbursement of compensation and benefits of the officers and employees of AAM. This agreement was terminated on September 17, 2010 when the Merger occurred, effectively consolidating AAM into the Partnership, and eliminating the necessity for reimbursement.

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

The original and follow-on investments of Class E Unitholders were made subject to the Unit Purchase Agreement and related documents (UPA) between the Partnership and JER dated May 26, 2006. The UPA did not give either party the right to settle the investment prior to May 26, 2011. However, the UPA did have an economic arrangement as to how either party could settle the arrangement on or after that date. This economic construct guided the discussions and negotiations of settlement. The UPA allowed the Partnership to call the E Units and warrants any time after May 26, 2011 as long as it provided JER with a 15% IRR from date of

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

inception. The IRR would be calculated factoring interim distributions as well as exit payments. The units were settled for approximately $92.0 million contemporaneous with the Merger. A portion of the settlement related to outstanding warrants held by JER and originally issued in connection with the E units issuance.

Coincident with the Merger, 50% of the Class F Unit was purchased and settled by the Partnership for approximately $23.6 million and is reported as a component of distributions to partners and accretion on Class E Preferred Units in the consolidated statements of changes in equity. The remaining Class F Units will pay in quarterly installments an annual dividend of 9.38% of the face amount of approximately $23.6 million.

13. Derivatives

During the periods presented, the Partnership was party to various interest rate swaps, which were purchased to fix the variable interest rate on the denoted notional amount under the original debt agreements.

At December 31, 2012, the Partnership is party to two interest rate swaps, with identical terms for $100 million each. They were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan which was obtained in September 2010, and qualify for hedge accounting. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Asset balance at December 31, 2012 (included in other assets)	$—
Asset balance at December 31, 2011 (included in other assets)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)
Liability balance at December 31, 2011 (included in other liabilities)	$(3,297,342)

The fair value of each interest rate swap agreement may increase or decrease due to changes in market conditions but will ultimately decrease to zero over the term of each respective agreement.

For the years ended December 31, 2012, 2011, and 2010, the Partnership recognized approximately $0, $0, and $2.9 million of net income, respectively, in the consolidated statements of operations and comprehensive income related to the change in the fair value of interest rate swap agreements where the Partnership did not elect to apply hedge accounting. Such instruments that did not elect to apply hedge accounting were settled at the Merger date.

The following table provides the Partnership’s derivative assets and liabilities carried at fair value as measured on a recurring basis as of December 31, 2012 (dollars in thousands):

	Total Carrying Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$—	$—	$—	$—
Derivative liabilities	(3,773)	—	(3,773)	—

	$(3,773)	$—	$(3,773)	$—

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

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

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by the REIT and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by the REIT. In November 2012, certain limited partners (including Ari Ryan, one of our directors, and other members of the estate of Zev Karkomi, one of our co-founders) filed suit in the Circuit Court of Cook County, Illinois against the REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against the REIT and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by the REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. In January 2013, we reached a settlement with the defendant in the Delaware action and the plaintiffs in the Illinois action. The settlement releases the REIT, the Partnership and Mr. Bernfield in exchange for a partial reallocation of relative distributions among classes of limited partners, which reallocation will be funded by the limited partners that previously received such distributions or offset against distributions otherwise due. No additional amounts are payable by the REIT, the Partnership or Mr. Bernfield and, accordingly, the settlement is not expected to have a material impact on the REIT or the Partnership.

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, liquidity or financial position.

15. Concentration of Credit Risk

As of December 31, 2012, the Partnership’s portfolio of investments consisted of 258 healthcare facilities, located in 29 states and operated by 38 third party operators. At December 31, 2012, approximately 54.5% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (16.2%), Daybreak Healthcare(13.4%), EmpRes (9.6%), Maplewood (8.1%), and SunMar (7.2%). No other operator represents more than 6.3% of our total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.0%), California (15.4%), Ohio (8.5%), Connecticut (8.1%), and Pennsylvania (6.6%), at December 31, 2012.

For the year ended December 31, 2012, the Partnership’s rental income from operations totaled approximately $117.4 million, of which approximately $19.1 million was from Daybreak Healthcare (16.2%), $16.5 million from Saber Health Group (14.0%), and $12.3 million from EmpRes (10.4%). No other operator generated more than 8.3% of the Partnership’s rental income from operations for the year ended December 31, 2012.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

Below is a summary of unaudited financial information as of and for the year ended December 31, 2011 for the two lessees (operators) of our properties whose total assets, in the aggregate, exceeds 10% of the Partnership’s total assets at December 31, 2012. Financial performance under the terms of lease agreements with these lessees is, by agreement, guaranteed by the entities whose financial data is as follows:

	Saber Health Group (1)	Daybreak Healthcare (1)
Financial position
Current assets	$60,101,714	20,268,519
Noncurrent assets	14,836,834	33,730,570
Current liabilities	.42,805,808	43,808,258
Noncurrent liabilities	35,822,405	48,613,081
(Deficit) equity	(3,749,665)	(38,422,250)
Results of operations
Revenues	$253,149,467	$243,231,294
Gross profit	12,852,928	5,338,258
Income from continuing operations	.11,765,523	1,869,985
Net income	5,942,277	2,065,042

(1)	Represents the financial information as of December 31, 2011 as the December 31, 2012 financial information was not available as of and for the year ended December 31, 2012 at the time of this filing.

16. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Partnership’s consolidated financial statements for all periods presented. In April 2012, the Partnership sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. Below is a summary of the components of the discontinued operations for the respective periods:

	Year Ended December 31,
	2012	2011	2010
Total revenues	$269,932	$1,260,671	$1,163,559
Expenses:
Interest expense	(27,104)	(8,123)	(1,090)
Depreciation and amortization	(1,958)	(575,322)	(607,426)
Gain on sale of assets, net	4,425,246	—	—
Loss on extinguishment of debt	(13,264)	—	—
Other (expenses) income	(66,160)	(910,941)	101,103

Total gains (expenses)	4,316,760	(1,494,386)	(507,413)

Discontinued operations	$4,586,692	$(233,715)	$656,146

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

17. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed on a joint and several basis, the obligation to pay principal and interest with respect to the Senior Notes issued in February 2011 and April 2011. These Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non- Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate investments	$53,750	$499,605,095	$457,241,113	$26,561,058	$—	$983,461,016
Cash and cash equivalents	16,869,495	(1,859,537)	45,155	479,260	—	15,534,373
Deferred financing costs, net	8,964,976	—	5,672,918	13,371	—	14,651,265
Other	15,737,837	35,006,391	29,686,768	3,109,044	—	83,540,040
Investment in and due from related parties, net	711,027,894	(34,218,545)	(408,291,792)	(2,394,604)	(266,122,953)	—

Total assets	$752,653,952	$498,533,404	$84,354,162	$27,768,129	$(266,122,953)	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$403,180,433	$—	$280,506,139	$21,466,843	$—	$705,153,415
Due to related parties	7,542,333	—	5,912	—	—	7,548,245
Tenant security and escrow deposits	50,000	8,589,566	9,281,684	356,922	—	18,278,172
Accounts payable and accrued expenses	13,702,409	6,686,012	3,771,942	47,451	—	24,207,814
Other liabilities	7,677,280	2,343,468	11,476,803	—	—	21,497,551

Total liabilities	432,152,455	17,619,046	305,042,480	21,871,216	—	776,685,197
Total equity	320,501,497	480,914,358	(220,688,318)	5,896,913	(266,122,953)	320,501,497

Total liabilites and equity	$752,653,952	$498,533,404	$84,354,162	$27,768,129	$(266,122,953)	$1,097,186,694

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate investments	$—	$451,926,183	$347,920,590	$22,740,966	$—	$822,587,739
Cash and cash equivalents	42,354,896	(2,635,202)	2,784	(518,751)	—	39,203,727
Deferred financing costs, net	7,777,902	—	5,335,606	28,822	—	13,142,330
Other	16,119,370	30,495,517	27,991,058	223,220	—	74,829,165
Investment in and due from related parties, net	541,083,875	(13,568,414)	(308,312,800)	(6,958,782)	(212,243,879)	—

Total assets	$607,336,043	$466,218,084	$72,937,238	$15,515,475	$(212,243,879)	$949,762,961

Liabilities and equity
Secured notes payable and other debt	$302,552,127	$—	$284,159,963	$13,761,488	$—	$600,473,578
Due to related parties	6,726,541	—	—	—	—	6,726,541
Tenant security and escrow deposits	385,000	7,821,707	7,306,929	226,281	—	15,739,917
Accounts payable and accrued expenses	9,476,684	4,802,452	3,154,007	691,024	—	18,124,167
Other liabilities	40,937,725	6,838,574	13,664,493	—	—	61,440,792

Total liabilities	360,078,077	19,462,733	308,285,392	14,678,793	—	702,504,995
Total equity	247,257,966	446,755,351	(235,348,154)	836,682	(212,243,879)	247,257,966

Total liabilities and equity	$607,336,043	$466,218,084	$72,937,238	$15,515,475	$(212,243,879)	$949,762,961

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$57,115,293	$58,125,800	$2,168,529	$—	$117,409,622
Interest on secured loans	1,490,189	1,297,414	1,845,873	—	—	4,633,476
Interest and other income	3,676	623,749	501,455	78	—	1,128,958

Total revenues	1,493,865	59,036,456	60,473,128	2,168,607	—	123,172,056
Expenses
Interest expense	30,109,091	—	20,148,411	725,225	—	50,982,727
Depreciation and amortization	—	13,895,464	12,440,173	556,174	—	26,891,811
General and administrative	6,433,853	270,160	9,757,830	44,170	—	16,506,013
Transaction costs	4,170,855	920,057	1,578,981	37,910	—	6,707,803
Loss on impairment	—	9,733,197	1,383,665	—	—	11,116,862
Reserve for uncollectible secured loan receivables	6,531,506	—	—	—	—	6,531,506
Loss on extinguishment of debt	—	—	28,244	—	—	28,244
Other expenses	—	400,353	—	—	—	400,353

Total expenses	47,245,305	25,219,231	45,337,304	1,363,479	—	119,165,319

Income before discontinued operations	(45,751,440)	33,817,225	15,135,824	805,128	—	4,006,737
Discontinued operations	—	331,589	—	4,255,103	—	4,586,692

Net (loss) income	(45,751,440)	34,148,814	15,135,824	5,060,231	—	8,593,429

Equity in income (loss) of subsidiaries	54,344,869	—	—	—	(54,344,869)	—

Net income (loss) allocable to common units	$8,593,429	$34,148,814	$15,135,824	$5,060,231	$(54,344,869)	$8,593,429

Unrealized (loss) on derivative instruments	—	—	(475,990)	—	—	(475,990)

Total comprehensive income (loss)	$8,593,429	$34,148,814	$14,659,834	$5,060,231	$(54,344,869)	$8,117,439

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$45,970,474	$43,672,450	$1,368,634	$—	$91,011,558
Interest on secured loans	2,234,012	1,044,074	1,915,058	—	—	5,193,144
Interest and other income	18,226	818,109	7,459	—	—	843,794

Total revenues	2,252,238	47,832,657	45,594,967	1,368,634	—	97,048,496
Expenses
Interest expense	20,458,737	—	17,743,684	464,434	—	38,666,855
Depreciation and amortization	—	10,858,764	9,084,911	328,087	—	20,271,762
General and administrative	4,116,570	64,430	7,237,595	3,812	—	11,422,407
Transaction costs	1,398,566	3,223,398	871,135	—	—	5,493,099
Loss on impairment	—	3,842,771	1,390,034	—	—	5,232,805
Reserve for uncollectible secured loan receivables	1,426,149	86,156	—	—	—	1,512,305
Gain on sale of assets, net	—	(1,170,991)	—	—	—	(1,170,991)
Loss on extinguishment of debt	—	—	3,806,513	—	—	3,806,513
Other expenses	—	266,902	—	—	—	266,902

Total expenses	27,400,022	17,171,430	40,133,872	796,333	—	85,501,657

Income before discontinued operations	(25,147,784)	30,661,227	5,461,095	572,301	—	11,546,839
Discontinued operations	—	(84,060)	—	(149,655)	—	(233,715)

Net (loss) income	(25,147,784)	30,577,167	5,461,095	422,646	—	11,313,124

Equity in income (loss) of subsidiaries	36,460,908	—	—	—	(36,460,908)	—

Net income (loss) allocable to common units	$11,313,124	$30,577,167	$5,461,095	$422,646	$(36,460,908)	$11,313,124

Unrealized (loss) on derivative instruments	—	—	(7,391,774)	—	—	(7,391,774)

Total comprehensive income (loss)	$11,313,124	$30,577,167	$(1,930,679)	$422,646	$(36,460,908)	$3,921,350

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2010

			Subordinated	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$44,994,208	$38,871,951	$230,857	$—	$84,097,016
Interest on secured loans	1,384,731	1,738,619	2,048,621	—	—	5,171,971
Interest and other income	20,132	98,206	14,948	—	—	133,286

Total revenues	1,404,863	46,831,033	40,935,520	230,857	—	89,402,273
Expenses
Interest expense	305,547	860,212	22,486,033	77,961	—	23,729,753
Depreciation and amortization	—	9,260,769	7,930,923	54,681	—	17,246,373
General and administrative	3,576,085	119,462	6,125,975	1,125	—	9,822,647
Transaction costs	101,007	16,504	1,459,416	1,298	—	1,578,225
Loss on impairment	—	96,000	—	—	—	96,000
Reserve for uncollectible secured loan receivables	750,000	—	—	—	—	750,000
Change in fair value of derivatives	—	—	(2,931,309)	—	—	(2,931,309)
Gain on sale of assets, net	—	(511,553)	—	—	—	(511,553)
Loss on extinguishment of debt	14,900	690,615	1,590,047	—	—	2,295,562

Total expenses	4,747,539	10,532,009	36,661,085	135,065	—	52,075,698

Income before discontinued operations	(3,342,676)	36,299,024	4,274,435	95,792	—	37,326,575
Discontinued operations	—	729,723	—	(73,578)	—	656,145

Net (loss) income	(3,342,676)	37,028,747	4,274,435	22,214	—	37,982,720

Distribtions and accretion on Class E Preferred Units	(17,371,893)	—	—	—	—	(17,371,893)
Net income attributable to noncontrolling interests	(241,622)	—	—	—	—	(241,622)
Equity in income (loss) of subsidiaries	41,325,396	—	—	—	(41,325,396)	—

Net income (loss) allocable to common units	$20,369,205	$37,028,747	$4,274,435	$22,214	$(41,325,396)	$20,369,205

Unrealized (loss) on derivative instruments	—	—	4,094,432	—	—	4,094,432

Total comprehensive income (loss)	$20,369,205	$37,028,747	$8,368,867	$22,214	$(41,325,396)	$24,463,637

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

				Non-
		Subsidiary	Subordinated	Guarantor
	Issuers	Guarantors	Subguarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(152,296,994)	$72,848,497	$129,218,491	$(5,977,504)	$—	$43,792,490
Investing activities
Purchase of real estate investments	—	(49,004,392)	(119,321,000)	(4,540,206)	—	(172,865,598)
Sale of real estate investments	—	14,867,210	330,000	16,735,771	—	31,932,981
Capital improvements	(53,750.00)	(9,563,495)	(3,940,350)	—	—	(13,557,595)
Development projects	—	(26,094,068)	-373,148	(1,508,405)	—	(27,975,621)
Secured loan receivables received from others	12,754,973	1,352,851	524,371	—	—	14,632,195
Secured loan receivables funded to others	(13,064,531)	(3,630,938)	(161,077)	—	—	(16,856,546)

Net cash provided by (used in) investing activities	(363,308)	(72,072,832)	(122,941,204)	10,687,160	—	(184,690,184)
Financing activities
Borrowings of debt	101,000,000	—	164,224,200	2,536,894	—	267,761,094
Repayment of debt	—	—	(167,878,024)	(6,248,539)	—	(174,126,563)
Payment of financing costs	(2,562,303)	—	(2,581,092)	—	—	(5,143,395)
Deferred contribution	—	—	—	—	—	—
Capital contributions	109,000,000	—	—	—	—	109,000,000
Cost of raising capital	(35,000,000.00)	—	—	—	—	(35,000,000)
Cash distributions to partners	(45,262,796)	—	—	—	—	(45,262,796)

Net cash provided by (used in) financing activities	127,174,901	—	(6,234,916)	(3,711,645)	—	117,228,340

Net decrease in cash and cash equivalents	(25,485,401)	775,665	42,371	998,011	—	(23,669,354)
Cash and cash equivalents:
Beginning of period	42,354,896	(2,635,202)	2,784	(518,751)	—	39,203,727

End of period	$16,869,495	$(1,859,537)	$45,155	$479,260	—	$15,534,373

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

				Non-
		Subsidiary	Subordinated	Guarantor
	Issuers	Guarantors	Subguarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(293,472,178)	$132,453,026	$211,215,073	$235,096	$—	$50,431,017
Investing activities
Purchase of real estate investments	—	(121,493,813)	(59,720,388)	—	—	(181,214,201)
Sale of real estate investments	—	1,510,000	—	—	—	1,510,000
Capital improvements	—	(4,553,303)	(4,810,484)	—	—	(9,363,787)
Development projects	—	(16,015,901)	0	(5,390,246)	—	(21,406,147)
Secured loan receivables received from others	(68,778)	12,344,043	2,062,446	—	—	14,337,711
Secured loan receivables funded to others	(2,700,000)	(7,809,045)	(410,742)	—	—	(10,919,787)

Net cash provided by (used in) investing activities	(2,768,778)	(136,018,019)	(62,879,168)	(5,390,246)	—	(207,056,211)
Financing activities
Borrowings of debt	302,750,000	—	97,416,570	4,761,462	—	404,928,032
Repayment of debt	—	—	(244,727,948)	(104,549)	—	(244,832,497)
Payment of financing costs	(8,593,540)	—	(1,000,564)	(13,600)	—	(9,607,704)
Deferred contribution	35,000,000	—	—	—	—	35,000,000
Capital contributions	40,419,757	—	—	—	—	40,419,757
Cost of raising capital	—	—	—	—	—	—
Cash distributions to partners	(43,107,141)	—	—	—	—	(43,107,141)

Net cash provided by (used in) financing activities	326,469,076	—	(148,311,942)	4,643,313	—	182,800,447

Net decrease in cash and cash equivalents	30,228,120	(3,564,993)	23,963	(511,837)	—	26,175,253
Cash and cash equivalents:
Beginning of period	12,126,776	929,791	(21,179)	(6,914)	—	13,028,474

End of period	$42,354,896	$(2,635,202)	$2,784	$(518,751)	—	$39,203,727

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

				Non-
		Subsidiary	Subordinated	Guarantor
	Issuers	Guarantors	Subguarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(70,625,627)	$43,084,127	$79,094,472	$3,127,284	$—	$54,680,256
Investing activities
Purchase of real estate investments	—	(17,680,000)	(25,704,043)	(11,500,000)	—	(54,884,043)
Sale of real estate investments	—	4,084,315	1,510	—	—	4,085,825
Payment of earn-out provision for previously acquired real estate investments	—	—	(9,600,731)	—	—	(9,600,731)
Capital improvements	—	(4,943,249)	(707,548)	—	—	(5,650,797)
Development projects	—	(1,517,996)	—	(714,337)	—	(2,232,333)
Secured loan receivables received from others	5,917,739	2,890,464	478,067	—	—	9,286,270
Secured loan receivables funded to others	(8,652,165)	(7,032,822)	(435,851)	—	—	(16,120,838)

Net cash provided by (used in) investing activities	(2,734,426)	(24,199,288)	(35,968,596)	(12,214,337)	—	(75,116,647)
Financing activities
Borrowings of debt	—	—	433,677,230	9,112,340	—	442,789,570
Repayment of debt	(12,000,000)	(19,154,359)	(451,360,566)	(7,765)	—	(482,522,690)
Payment of financing costs	(100,000)	—	(10,443,495)	(24,436)	—	(10,567,931)
Payment for swap termination	—	—	(3,380,160)	—	—	(3,380,160)
Capital contributions	223,866,121	—	—	—	—	223,866,121
Redemption of Class E Preferred Units and warrants	(92,001,451)	—	—	—		(92,001,451)
Redemption of Class F Units	—	—	(23,602,649)	—	—	(23,602,649)
Cash distributions to partners	(34,534,439)	—	(2,124,013)	—	—	(36,658,452)

Net cash provided by (used in) financing activities	85,230,231	(19,154,359)	(57,233,653)	9,080,139	—	17,922,358

Net decrease in cash and cash equivalents	11,870,178	(269,520)	(14,107,777)	(6,914)	—	(2,514,033)
Cash and cash equivalents:
Beginning of period	256,598	1,199,311	14,086,598	—	—	15,542,507

End of period	$12,126,776	$929,791	$(21,179)	$(6,914)	$—	$13,028,474

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Secured Loans Receivable Allowance for Doubtful Accounts

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2012	$79,812	$3,948,446	$(3,224,821)	$803,437
Year ended December 31, 2011	—	79,812	—	79,812
Year ended December 31, 2010	223,803	(40,459)	(183,344)	—
Allowance for uncollectible secured loan receivable
Year ended December 31, 2012	$2,176,149	$6,531,506	$(8,390,603)	$317,052
Year ended December 31, 2011	750,000	1,512,305	(86,156)	2,176,149
Year ended December 31, 2010	28,828	721,172	—	750,000

SCHEDULE III

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
SunBridge Care/ Rehab - Broadway	(a	)	(3)	Methuen	MA	$31,469	$495,552	$—	$(170,262)	$26,002	$330,757	$(165,260)	1910	1993	40 years
SunBridge - Colonial Heights	(a	)	(3)	Lawrence	MA	63,160	958,681	—	(225,000)	63,160	733,681	(348,499)	1963	1993	40 years
SunBridge - Fall River	(c	)		Fall River	MA	90,707	1,308,677	—	(1,399,384)	—	—	—		1993	40 years
SunBridge Care Center - Glenwood	(a	)	(3)	Lowell	MA	82,483	1,210,652	—	(252,510)	82,483	958,142	(455,117)	1964	1993	40 years
SunBridge - Hammond House	(a	)	(3)	Worchester	MA	42,062	663,598	488,598	(663,598)	42,062	488,598	(232,084)	1965	1993	40 years
SunBridge for North Reading	(a	)	(3)	North Reading	MA	113,195	1,567,397	—	(252,500)	113,195	1,314,897	(624,576)	1966	1993	40 years
Robbin House Nursing and Rehab	(c	)		Quincy	MA	66,000	1,051,668	—	(1,117,668)	—	—	—		1993	40 years
SunBridge Care Center - Rosewood	(a	)	(3)	Fall River	MA	31,893	512,984	—	(283,705)	12,593	248,579	(175,980)	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a	)	(3)	Oxford	MA	64,435	940,982	497,782	(192,500)	64,435	1,246,264	(421,667)	1966	1993	40 years
SunBridge - Spring Valley	(a	)	(3)	Worchester	MA	71,084	1,030,725	—	(205,000)	71,084	825,725	(392,219)	1960	1993	40 years
SunBridge Care/Rehab -Town Manor	(c	)		Lawrence	MA	89,790	1,305,518	—	(1,395,308)	—	—	—		1993	40 years
SunBridge Care/Rehab -Woodmill	(a	)	(3)	Lawrence	MA	61,210	946,028	—	(235,000)	61,210	711,028	(337,738)	1965	1993	40 years
SunBridge Care/Rehab -Worcester	(c	)		Worchester	MA	92,512	1,374,636	—	(1,467,148)	—	—	—		1993	40 years
Countryside Community	(a	)	(2)	South Haven	MI	221,000	4,239,161	12,959	—	221,000	4,252,120	(954,835)	1975	2005	40 years
Pepin Manor	(a	)	(2)	Pepin	WI	318,000	1,569,959	332,808	—	318,000	1,902,767	(366,240)	1978	2005	40 years
Highland Health Care Center	(a	)	(2)	Highland	IL	189,921	1,723,523	—	—	189,921	1,723,523	(418,563)	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a	)	(2)	Omaha	NE	211,000	6,694,584	—	(1,510)	209,490	6,694,584	(1,697,031)	1971	2005	40 years
Casa Real	(a	)	(2)	Santa Fe	NM	1,029,800	2,692,295	676,474	—	1,029,800	3,368,769	(810,849)	1985	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Clayton Nursing and Rehab	(a	)	(2)	Clayton	NM	41,000	790,476	—	—	41,000	790,476	(260,927)	1960	2005	40 years
Country Cottage Care/Rehab Center	(a	)	(2)	Hobbs	NM	9,000	671,536	—	—	9,000	671,536	(258,739)	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a	)	(2)	Bloomfield	NM	343,800	4,736,296	—	—	343,800	4,736,296	(1,101,548)	1985	2005	40 years
Espanola Valley Center	(a	)	(2)	Espanola	NM	216,000	4,143,364	—	—	216,000	4,143,364	(1,059,431)	1984	2005	40 years
Sunshine Haven Lordsburg	(a	)	(2)	Lordsburg	NM	57,041	1,881,927	—	—	57,041	1,881,927	(404,557)	1972	2005	40 years
Silver City Care Center	(a	)	(2)	Silver City	NM	305,000	5,843,505	—	—	305,000	5,843,505	(1,319,974)	1984	2005	40 years
Raton Nursing and Rehab Center	(a	)	(2)	Raton	NM	128,000	1,509,456	—	—	128,000	1,509,456	(479,297)	1985	2005	40 years
Red Rocks Care Center	(a	)	(2)	Gallup	NM	329,000	3,952,779	—	—	329,000	3,952,779	(970,842)	1978	2005	40 years
Heritage Villa Nursing/Rehab	(a	)	(2)	Dayton	TX	18,000	435,568	9,400	—	18,000	444,968	(123,815)	1964	2005	40 years
Wellington Oaks Nursing/Rehab	(a	)	(2)	Ft. Worth	TX	137,000	1,147,400	(9,400)	—	137,000	1,138,000	(330,345)	1963	2005	40 years
Seven Oaks Nursing and Rehab	(a	)	(2)	Bonham	TX	63,000	2,583,389	—	—	63,000	2,583,389	(622,170)	1970	2005	40 years
Birchwood Nursing and Rehab	(a	)	(2)	Cooper	TX	96,000	2,726,580	8,304	—	96,000	2,734,884	(644,167)	1966	2005	40 years
Smith Nursing and Rehab	(a	)	(2)	Wolfe City	TX	49,000	1,010,304	(8,304)	—	49,000	1,002,000	(258,656)	1946	2005	40 years
Blanco Villa Nursing and Rehab	(a	)	(3)	San Antonio	TX	341,847	1,931,216	951,592	—	341,847	2,882,808	(655,011)	1969	2005	40 years
Forest Hill Nursing Center	(a	)		Ft. Worth	TX	87,904	1,764,129	—	(1,852,033)	—	—	—		2005	40 years
Garland Nursing and Rehab	(a	)	(3)	Garland	TX	56,509	1,058,409	1,357,939	—	56,509	2,416,348	(372,041)	1964	2005	40 years
Hillcrest Nursing and Rehab	(a	)	(3)	Wylie	TX	209,992	2,683,768	528,248	—	209,992	3,212,016	(650,831)	1975	2005	40 years
Mansfield Nursing and Rehab	(a	)	(3)	Mansfield	TX	486,958	2,142,550	(17,723)	—	486,958	2,124,827	(544,951)	1964	2005	40 years
Westridge Nursing and Rehab	(a	)	(3)	Lancaster	TX	625,790	1,847,633	(15,270)	—	625,790	1,832,363	(529,559)	1973	2005	40 years
Clifton Nursing and Rehab	(a	)	(5)	Clifton	TX	125,000	2,974,643	—	—	125,000	2,974,643	(765,834)	1995	2005	40 years
Brownwood Nursing and Rehab	(a	)	(2)	Brownwood	TX	140,000	3,463,711	1,522,390	—	140,000	4,986,101	(852,249)	1968	2005	40 years
Irving Nursing and Rehab	(a	)	(2)	Irving	TX	137,000	1,248,284	(10,284)	—	137,000	1,238,000	(333,444)	1972	2005	40 years
Stanton Nursing and Rehab	(a	)	(3)	Stanton	TX	261,000	1,017,599	11,707	—	261,000	1,029,306	(266,393)	1972	2005	40 years
Valley Mills Nursing and Rehab	(a	)	(3)	Valley Mills	TX	34,000	1,091,210	(8,977)	—	34,000	1,082,233	(270,269)	1971	2005	40 years
Hometown Care Center	(a	)	(3)	Moody	TX	13,000	328,263	—	(341,263)	—	—	—		2005	40 years
Shuksan Healthcare Center	(a	)	(3)	Bellingham	WA	61,000	491,085	1,983,432	—	61,000	2,474,517	(340,787)	1965	2005	40 years
Orange Villa Nursing and Rehab	(a	)	(3)	Orange	TX	97,500	1,948,490	17,468	—	97,500	1,965,958	(486,690)	1973	2005	40 years
Pinehurst Nursing and Rehab	(a	)	(3)	Orange	TX	98,500	2,072,051	22,567	—	98,500	2,094,618	(535,694)	1955	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Wheeler Nursing and Rehab	(a	)	(2)	Wheeler	TX	17,000	1,369,290	—	—	17,000	1,369,290	(360,544)	1982	2005	40 years
North Pointe Nursing and Rehab	(a	)	(4)	Watauga	TX	1,061,000	3,845,890	—	—	1,061,000	3,845,890	(881,609)	1999	2005	40 years
ABC Health Center	(a	)	(2)	Harrisonville	MO	143,500	1,922,391	122,010	—	143,500	2,044,401	(451,064)	1970	2005	40 years
Camden Health Center	(a	)	(2)	Harrisonville	MO	189,000	2,531,961	68,462	—	189,000	2,600,423	(559,855)	1977	2005	40 years
Cedar Valley Health Center	(a	)	(2)	Rayton	MO	252,000	3,375,981	58,200	—	252,000	3,434,181	(819,610)	1978	2005	40 years
Monett Healthcare Center	(a	)	(2)	Monett	MO	259,000	3,469,761	(26,381)	—	259,000	3,443,380	(795,952)	1976	2005	40 years
White Ridge Health Center	(a	)	(2)	Lee’s Summit	MO	292,250	3,914,964	32,514	—	292,250	3,947,478	(886,786)	1986	2005	40 years
The Orchards Rehab/Care Center	(a	)	(3)	Lewiston	ID	201,000	4,319,316	505,634	—	201,000	4,824,950	(1,173,299)	1958	2005	40 years
SunBridge for Payette	(a	)	(3)	Payette	ID	179,000	3,165,530	(26,331)	—	179,000	3,139,199	(642,696)	1964	2005	40 years
Magic Valley Manor- Assisted Living	(b	)	(3)	Wendell	ID	177,000	405,331	1,005,334	—	177,000	1,410,665	(196,339)	1911	2005	40 years
McCall Rehab and Living Center	(a	)		McCall	ID	213,000	675,976	(5,624)	(883,352)	—	—	—	1965	2005	40 years
Menlo Park Health Care	(a	)	(3)	Portland	OR	112,000	2,205,297	184,777	—	112,000	2,390,074	(653,452)	1959	2005	40 years
Burton Care Center	(a	)	(3)	Burlington	WA	115,000	1,169,629	85,957	—	115,000	1,255,586	(271,239)	1930	2005	40 years
Columbia View Care Center	(a	)	(3)	Cathlamet	WA	49,200	504,900	(0)	(93,098)	38,246	422,756	(135,952)	1965	2005	40 years
Pinehurst Park Terrace	(a	)		Seattle	WA	—	360,236	—	(360,236)	—	—	—		2005	40 years
Grandview Healthcare Center	(a	)	(3)	Grandview	WA	19,300	1,155,216	14,917	—	19,300	1,170,133	(383,322)	1964	2005	40 years
Hillcrest Manor	(a	)	(3)	Sunnyside	WA	102,000	1,638,826	6,856,674	—	102,000	8,495,500	(649,404)	1970	2005	40 years
Evergreen Foothills Center	(a	)	(3)	Phoenix	AZ	500,000	4,537,644	—	—	500,000	4,537,644	(1,340,585)	1997	2005	40 years
Evergreen Hot Springs Center	(a	)	(3)	Hot Springs	MT	103,500	1,942,861	19,412	—	103,500	1,962,273	(446,117)	1963	2005	40 years
Evergreen Polson Center	(a	)	(3)	Polson	MT	121,000	2,357,612	(19,412)	—	121,000	2,338,200	(570,439)	1971	2005	40 years
Evergreen Sun City Center	(a	)	(3)	Sun City	AZ	476,231	5,697,720	60,161	—	476,231	5,757,881	(1,385,966)	1985	2005	40 years
Sunset Gardens at Mesa	(b	)	(3)	Mesa	AZ	123,000	1,640,673	(13,547)	—	123,000	1,627,126	(375,124)	1974	2005	40 years
Evergreen Mesa Christian Center	(a	)	(3)	Mesa	AZ	466,000	6,231,061	(46,614)	(615,000)	466,000	5,569,447	(1,526,643)	1973	2005	40 years
Evergreen The Dalles Center	(a	)	(2)	The Dalles	OR	200,000	3,831,789	91,952	—	200,000	3,923,741	(841,322)	1964	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Evergreen Vista Health Center	(a	)	(2)	LaGrande	OR	281,000	4,783,790	248,354	—	281,000	5,032,144	(1,029,198)	1961	2005	40 years
Whitman Health and Rehab Center	(a	)	(2)	Colfax	WA	231,000	6,271,162	38,289	—	231,000	6,309,451	(1,287,203)	1985	2005	40 years
Fountain Retirement Hotel	(b	)	(3)	Youngtown	AZ	101,300	1,939,835	169,696	(1,634,700)	4,550	571,581	(479,533)	1971	2005	40 years
Gilmer Care Center	(a	)	(3)	Gilmer	TX	257,000	2,992,894	362,306	—	257,000	3,355,200	(725,838)	1967	2005	40 years
Columbus Nursing and Rehab Center	(a	)	(2)	Columbus	WI	352,000	3,476,920	301,848	—	352,000	3,778,768	(761,893)	1950	2005	40 years
San Juan Rehab and Care Center	(a	)	(3)	Anacortes	WA	625,000	1,184,855	2,041,630	—	625,000	3,226,485	(713,654)	1965	2005	40 years
Infinia at Faribault	(a	)	(3)	Faribault	MN	70,000	1,484,598	102,124	—	70,000	1,586,722	(411,328)	1958	2005	40 years
Infinia at Owatonna	(a	)	(3)	Owatonna	MN	125,000	2,321,296	(19,308)	—	125,000	2,301,988	(544,998)	1963	2005	40 years
Infinia at Willmar	(a	)	(3)	Wilmar	MN	70,000	1,341,155	19,645	—	70,000	1,360,800	(327,063)	1998	2005	40 years
Infinia at Florence Heights	(a	)	(2)	Omaha	NE	413,000	3,516,247	4,352	(742,383)	310,538	2,880,678	(941,217)	1999	2005	40 years
Infinia at Ogden	(a	)	(3)	Ogden	UT	233,800	4,478,450	600,246	—	233,800	5,078,696	(1,018,039)	1977	2005	40 years
Prescott Manor Nursing Center	(a	)	(3)	Prescott	AR	43,500	1,461,860	209,056	—	43,500	1,670,916	(479,048)	1965	2005	40 years
Star City Nursing Center	(a	)	(3)	Star City	AR	28,000	1,068,891	80,125	—	28,000	1,149,016	(265,375)	1969	2005	40 years
Westview Manor of Peabody	(a	)	(3)	Peabody	KS	22,000	502,177	137,682	—	22,000	639,859	(119,708)	1963	2005	40 years
Orchard Grove Extended Care Center	(a	)	(2)	Benton Harbor	MI	166,000	3,185,496	439,904	(491,113)	138,744	3,161,543	(778,747)	1971	2005	40 years
Marysville Care Center	(a	)		Marysville	CA	281,000	1,319,608	—	(1,600,608)	—	—	—		2005	40 years
Yuba City Care Center	(a	)		Yuba City	CA	177,385	2,129,584	—	(2,306,969)	—	—	—		2005	40 years
Lexington Care Center	(a	)	(3)	Lexington	MO	151,000	2,943,170	325,142	—	151,000	3,268,312	(772,950)	1970	2005	40 years
Twin Falls Care Center	(a	)	(3)	Twin Falls	ID	448,000	5,144,793	—	—	448,000	5,144,793	(1,162,858)	1961	2005	40 years
Gordon Lane Care Center	(a	)	(2)	Fullerton	CA	2,982,000	3,648,346	—	—	2,982,000	3,648,346	(810,876)	1966	2005	40 years
Sierra View Care Center	(a	)	(3)	Baldwin Park	CA	868,400	1,748,141	6,377	—	868,400	1,754,518	(449,472)	1938	2005	40 years
Villa Maria Care Center	(a	)	(4)	Long Beach	CA	139,600	766,778	—	(906,378)	—	—	—		2005	40 years
High Street Care Center	(a	)	(3)	Oakland	CA	246,000	684,695	11,776	—	246,000	696,471	(162,108)	1961	2005	40 years
MacArthur Care Center	(a	)	(3)	Oakland	CA	246,000	1,415,776	(11,776)	—	246,000	1,404,000	(441,460)	1960	2005	40 years
Pomona Vista Alzheimer’s Center	(a	)	(3)	Ponoma	CA	403,000	954,853	—	—	403,000	954,853	(247,312)	1959	2005	40 years
Rose Convalescent Hospital	(a	)	(4)	Baldwin Park	CA	1,308,000	486,043	—	—	1,308,000	486,043	(146,130)	1963	2005	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Country Oaks Nursing Center	(a	)	(3)	Ponoma	CA	1,393,000	2,426,180	—	—	1,393,000	2,426,180	(555,496)	1964	2005	40 years
Evergreen Nursing/ Rehab Center	(a	)	(3)	Effingham	IL	317,388	3,461,794	—	—	317,388	3,461,794	(807,416)	1974	2005	40 years
Deseret at Hutchinson	(a	)	(2)	Hutchinson	KS	180,000	2,546,991	—	—	180,000	2,546,991	(619,799)	1963	2005	40 years
Northridge Healthcare/Rehab	(a	)		Little Rock	AR	465,000	3,011,597	55,321	(3,531,918)	—	—	—	1969	2005	40 years
Doctors Nursing and Rehab Center	(a	)	(3)	Salem	IL	125,000	4,663,792	900,000	—	125,000	5,563,792	(1,129,755)	1972	2005	40 years
Woodland Hills Health/Rehab	(a	)		Little Rock	AR	270,000	4,006,007	—	(4,276,007)	—	—	—	1979	2005	40 years
North Richland Hills	(a	)		North Richland Hills	TX	980,458	—	5,067,466	(6,047,924)	—	—	—		2005	40 years
Chenal Heights	(a	)	(2)	Little Rock	AR	1,411,446	—	7,330,169	—	1,411,446	7,330,169	(1,348,438)	2008	2006	40 years
Willis Nursing and Rehab	(a	)	(2)	Willis	TX	212,000	2,407,367	—	—	212,000	2,407,367	(456,924)	1975	2006	40 years
Blanchette Place Care Center	(a	)	(3)	St. Charles	MO	1,300,000	10,777,312	3,586	—	1,300,000	10,780,898	(1,856,609)	1994	2006	40 years
Cathedral Gardens Care Center	(a	)	(3)	St. Louis	MO	1,600,000	9,524,876	51,229	—	1,600,000	9,576,105	(1,698,129)	1979	2006	40 years
Heritage Park Skilled Care	(a	)	(3)	Rolla	MO	1,200,000	7,840,918	775,182	—	1,200,000	8,616,100	(1,330,566)	1993	2006	40 years
Oak Forest Skilled Care	(a	)	(3)	Ballwin	MO	550,000	3,995,129	42,870	—	550,000	4,037,999	(718,435)	2004	2006	40 years
Richland Care and Rehab	(a	)	(3)	Olney	IL	350,000	2,484,264	—	—	350,000	2,484,264	(497,646)	2004	2006	40 years
Bonham Nursing and Rehab	(a	)	(3)	Bonham	TX	76,000	1,129,849	—	—	76,000	1,129,849	(202,688)	1969	2006	40 years
Columbus Nursing and Rehab	(a	)		Columbus	TX	150,000	1,808,552	—	(1,958,552)	—	—	—	1974	2006	40 years
Denison Nursing and Rehab	(a	)	(2)	Denison	TX	178,000	1,945,000	—	—	178,000	1,945,000	(350,737)	1958	2006	40 years
Falfurrias Nursing and Rehab	(a	)	(2)	Falfurias	TX	92,000	1,065,000	—	—	92,000	1,065,000	(209,239)	1974	2006	40 years
Houston Nursing and Rehab	(a	)	(2)	Houston	TX	228,000	2,451,893	39,464	—	228,000	2,491,357	(441,065)	1976	2006	40 years
Kleburg County Nursing /Rehab	(a	)	(3)	Kingsville	TX	315,000	3,688,676	594,778	—	315,000	4,283,454	(664,566)	1947	2006	40 years
Terry Haven Nursing and Rehab	(a	)	(3)	Mount Vernon	TX	180,000	1,970,861	—	—	180,000	1,970,861	(386,090)	2004	2006	40 years
Deseret at Mansfield	(b	)	(3)	Mansfield	OH	146,000	2,689,968	15,748	—	146,000	2,705,716	(450,288)	1980	2006	40 years
Clarkston Care Center	(a	)	(3)	Clarkston	WA	161,633	7,038,367	5,514,068	—	161,633	12,552,435	(1,629,385)	1970	2006	40 years
Highland Terrace Nursing Center	(a	)	(3)	Camas	WA	592,776	3,921,159	6,257,608	—	592,776	10,178,767	(1,202,776)	1970	2006	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Richland Rehabilitation Center	(a	)	(3)	Richland	WA	693,000	9,307,000	145,819	—	693,000	9,452,819	(1,562,767)	2004	2006	40 years
Evergreen Milton- Freewater Center	(a	)	(2)	Milton Freewater	OR	700,000	5,403,570	—	—	700,000	5,403,570	(971,800)	1965	2006	40 years
Douglas Rehab and Care Center	(a	)	(3)	Matoon	IL	250,000	2,390,779	1,248,778	(13,246)	250,000	3,626,311	(456,150)	1963	2006	40 years
Hillside Living Center	(a	)	(3)	Yorkville	IL	560,000	3,073,603	1	(3,168)	560,000	3,070,436	(597,477)	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a	)		Zion	IL	147,000	5,235,290	130,209	(5,512,500)	—	(1)	—	1970	2006	40 years
Ashford Hall	(a	)	(3)	Irving	TX	1,746,000	11,418,567	113,706	(142,702)	1,746,000	11,389,571	(1,963,546)	1964	2006	40 years
Belmont Nursing and Rehab Center	(a	)	(3)	Madison	WI	480,000	1,861,061	6,207	—	480,000	1,867,268	(396,012)	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a	)	(3)	Cincinnati	OH	125,000	6,278,450	447,530	(90,000)	123,200	6,637,780	(1,353,591)	1969	2006	40 years
West Chester Nursing /Rehab Center	(a	)		West Chester	OH	375,000	5,663,460	368,689	(3,554,657)	94,855	2,757,637	(1,107,494)	1965	2006	40 years
Wilmington Nursing /Rehab Center	(a	)	(3)	Willmington	OH	125,000	6,078,450	472,388	—	125,000	6,550,838	(1,312,900)	1951	2006	40 years
Extended Care Hospital of Riverside	(a	)	(2)	Riverside	CA	1,091,000	5,646,826	—	(26,375)	1,091,000	5,620,451	(1,469,592)	1967	2006	40 years
Heritage Manor	(a	)	(2)	Monterey Park	CA	1,585,508	9,274,154	—	(23,200)	1,585,508	9,250,954	(2,143,023)	1965	2006	40 years
French Park Care Center	(a	)	(2)	Santa Ana	CA	1,076,447	5,983,614	596,442	—	1,076,447	6,580,056	(1,133,944)	1967	2006	40 years
North Valley Nursing Center	(a	)	(2)	Tujunga	CA	613,800	5,031,473	—	(25,382)	613,800	5,006,091	(1,035,817)	1967	2006	40 years
Villa Rancho Bernardo Care Center	(a	)	(2)	San Diego	CA	1,425,347	9,652,911	65,349	(57,067)	1,425,347	9,661,193	(1,729,787)	1994	2006	40 years
Austin Nursing Center	(a	)	(3)	Austin	TX	1,501,040	4,504,643	1,725,687	—	1,501,040	6,230,330	(753,699)	2007	2007	40 years
Dove Hill Care Center and Villas	(a	)	(3)	Hamilton	TX	58,397	5,781,296	—	—	58,397	5,781,296	(865,917)	1998	2007	40 years
Brighten at Medford	(a	)		Medford	MA	2,365,610	6,612,915	291,913	(9,270,437)	—	1	—	1978	2007	40 years
Brighten at Ambler	(a	)	(3)	Ambler	PA	370,010	5,111,673	(652,999)	—	370,010	4,458,674	(693,396)	1963	2007	40 years
Brighten at Broomall	(a	)	(3)	Broomall	PA	607,870	3,930,013	590,503	—	607,870	4,520,516	(777,066)	1955	2007	40 years
Brighten at Bryn Mawr	(a	)	(3)	Bryn Mawr	PA	708,300	6,352,474	1,468,774	—	708,300	7,821,248	(1,171,986)	1972	2007	40 years
Brighten at Julia Ribaudo	(a	)	(3)	Lake Ariel	PA	369,050	7,559,765	730,412	—	369,050	8,290,177	(1,339,352)	1980	2007	40 years
Good Samaritan Nursing Home	(a	)	(3)	Avon	OH	393,813	8,856,210	108,495	—	393,813	8,964,705	(1,575,023)	1964	2007	40 years
Belleville Illinois	(a	)	(3)	Belleville	IL	670,481	3,431,286	—	—	670,481	3,431,286	(522,068)	1978	2007	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Homestead Various Leases (b)	(a	)	(3)		TX	345,197	4,352,982	5,504	—	345,197	4,358,486	(673,347)		2007	40 years
Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	772,501	2,413,388	131,823	(1,897,763)	49,279	1,370,670	(419,949)	1961	2008	40 years
Evergreen Arvin Healthcare	(a	)	(2)	Arvin	CA	900,000	4,764,928	783,736	—	1,028,705	5,419,959	(692,938)	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a	)	(2)	Bakersfield	CA	1,000,000	12,154,112	1,820,236	—	1,153,135	13,821,213	(1,593,216)	1987	2008	40 years
Evergreen Lakeport Healthcare	(a	)	(2)	Lakeport	CA	1,100,000	5,237,033	876,918	—	1,256,514	5,957,437	(778,985)	1987	2008	40 years
New Hope Care Center	(a	)	(2)	Tracy	CA	1,900,000	10,293,920	1,687,692	—	2,172,271	11,709,341	(1,374,418)	1987	2008	40 years
Olive Ridge Care Center	(a	)	(2)	Oroville	CA	800,000	8,609,470	2,138,439	—	925,065	10,622,844	(1,246,297)	1987	2008	40 years
Twin Oaks Health & Rehab	(a	)	(2)	Chico	CA	1,300,000	8,397,558	1,341,477	—	1,488,063	9,550,972	(1,225,410)	1988	2008	40 years
Evergreen Health & Rehab	(a	)	(2)	LaGrande	OR	1,400,000	808,374	295,533	—	1,587,353	916,554	(149,521)	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a	)		Bremerton	WA	650,000	1,366,315	0	(2,016,315)	—	—	—	1969	2008	40 years
Four Fountains	(a	)	(3)	Belleville	IL	989,489	5,007,411	—	—	989,489	5,007,411	(578,259)	1972	2008	40 years
Brookside Health & Rehab	(a	)	(3)	Little Rock	AR	750,690	4,421,289	1,613,473	—	750,690	6,034,762	(734,788)	1969	2008	40 years
Skilcare Nursing Center	(a	)	(3)	Jonesboro	AR	417,050	7,007,007	148,119	—	417,050	7,155,126	(898,122)	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a	)	(3)	Benton	AR	250,231	3,170,134	312,823	—	250,230	3,482,958	(441,799)	1968	2008	40 years
Trumann Health & Rehab	(a	)	(3)	Trumann	AR	166,821	3,587,185	103,952	—	166,820	3,691,138	(453,532)	1971	2008	40 years
Deseret at McPherson	(a	)	(2)	McPherson	KS	92,000	1,874,920	—	—	92,000	1,874,920	(225,292)	1970	2008	40 years
Mission Nursing Center	(a	)	(3)	Riverside	CA	230,000	1,209,976	—	—	230,000	1,209,976	(149,498)	1957	2008	40 years
New Byrd Haven Nursing Home	(a	)	(3)	Searcy	AR	—	10,213,112	629,701	—	629,701	10,213,112	(1,177,199)	2009	2009	40 years
Evergreen Health & Rehab of Petaluma	(a	)	(2)	Petaluma	CA	748,668	2,459,910	—	—	748,668	2,459,910	(363,728)	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a	)	(2)	Carson City	NV	3,454,723	5,942,468	—	—	3,454,723	5,942,468	(631,450)	1977	2009	40 years
Little Rock Health and Rehab	(a	)		Little Rock	AR	471,169	4,778,831	7,612,989	(12,862,989)	—	—	—	1971	2009	40 years
Hidden Acres Health Care	(a	)	(3)	Mount Pleasant	TN	67,413	3,312,587	—	—	67,413	3,312,587	(227,391)	1979	2010	40 years
Community Care and Rehab	(a	)	(1)	Riverside	CA	1,648,067	9,851,932	—	—	1,648,067	9,851,932	(710,856)	1965	2010	40 years
Heritage Gardens of Portageville	(a	)	(4)	Portageville	MO	223,658	3,088,802	—	—	223,658	3,088,802	(195,580)	1995	2010	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Heritage Gardens of Greenville	(a	)	(4)	Greenville	MO	118,925	2,218,776	—	—	118,925	2,218,776	(143,730)	1990	2010	40 years
Heritage Gardens of Senath	(a	)	(4)	Senath	MO	108,843	2,773,194	265,743	—	108,843	3,038,937	(195,911)	1980	2010	40 years
Heritage Gardens of Senath South	(a	)	(4)	Senath	MO	72,805	1,854,998	—	—	72,805	1,854,998	(122,326)	1980	2010	40 years
The Carrington	(a	)	(3)	Lynchburg	VA	705,888	4,294,112	—	—	705,888	4,294,112	(248,419)	1994	2010	40 years
Arma Care Center	(a	)	(2)	Arma	KS	57,452	2,897,772	—	—	57,452	2,897,772	(171,754)	1970	2010	40 years
Yates Center Nursing and Rehab	(a	)	(2)	Yates	KS	54,340	2,990,435	—	—	54,340	2,990,435	(176,388)	1967	2010	40 years
Great Bend Health & Rehab Center	(a	)	(3)	Great Bend	KS	111,482	4,588,518	299,535	—	111,482	4,888,053	(349,923)	1965	2010	40 years
Maplewood at Norwalk	(b	)	(3)	Norwalk	CT	1,589,950	1,010,050	15,792,103	—	1,589,950	16,802,153	(83,716)	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a	)	(3)	Carrizo Springs	TX	45,317	1,954,683	—	—	45,317	1,954,683	(126,306)	1965	2010	40 years
Maplewood at Orange	(b	)	(2)	Orange	CT	1,133,533	11,155,287	2,131,478	—	1,133,533	13,286,765	(729,962)	1999	2010	40 years
Wellington Leasehold	(a	)	(3)	Wellington	KS	—	—	2,000,000	—	—	2,000,000	(121,575)	1957	2010	21 years
St. James Nursing & Rehab	(a	)	(3)	Carrabelle	FL	1,144,155	8,855,845	—	—	1,144,155	8,855,845	(501,574)	2009	2011	40 years
University Manor	(a	)	(3)	Cleveland	OH	886,425	8,694,575	—	—	886,425	8,694,575	(428,928)	1982	2011	40 years
Grand Rapids Care Center	(a	)	(3)	Grand Rapids	OH	288,249	1,516,629	—	—	288,249	1,516,629	(75,009)	1993	2011	40 years
Bellevue Care Center	(a	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(158,585)	1988	2011	40 years
Orchard Grove Assisted Living	(b	)	(3)	Bellevue	OH	282,354	3,440,207	—	—	282,354	3,440,207	(158,585)	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a	)	(5)	Conroe	TX	576,518	2,090,586	280,458	—	576,518	2,371,044	(133,274)	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a	)	(5)	Fredericksburg	TX	326,731	3,046,370	—	—	326,731	3,046,370	(146,543)	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a	)	(5)	Jasper	TX	113,083	2,554,020	28,500	—	113,083	2,582,520	(116,740)	1972	2011	40 years
Legacy Park Community Living Center	(a	)	(4)	Peabody	KS	33,420	1,266,580	—	—	33,420	1,266,580	(64,381)	1963	2011	40 years
Lakewood Senior Living of Pratt	(a	)	(3)	Pratt	KS	18,503	502,901	312,315	—	18,503	815,216	(33,659)	1964	2011	40 years
Lakewood Senior Living of Seville	(a	)	(3)	Wichita	KS	93,731	896,938	150,903	—	93,731	1,047,841	(56,025)	1977	2011	40 years
Lakewood Senior Living of Haviland	(a	)	(3)	Haviland	KS	112,480	648,771	16,293	—	112,480	665,064	(39,040)	1971	2011	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Oak Manor Nursing and Rehabilitation	(a	)	(5)	Commerce	TX	224,899	1,867,793	443,861	—	224,899	2,311,654	(111,312)	1963	2011	40 years
Loma Linda Healthcare	(a	)	(3)	Moberly	MO	913,017	4,556,983	—	—	913,017	4,556,983	(222,847)	1987	2011	40 years
Maplewood at Newtown	(b	)	(3)	Newtown	CT	4,941,584	7,058,416	3,332,745	—	6,314,004	9,018,741	(439,668)	2000	2011	40 years
Chatham Acres Nursing Home	(a	)	(3)	Chatham	PA	203,431	1,996,569	2,499,534	—	203,431	4,496,103	(105,016)	1873	2011	40 years
Transitions Healthcare Gettysburg	(a	)	(3)	Gettysburg	PA	241,994	5,858,005	347,001	—	241,994	6,205,006	(245,949)	1950	2011	40 years
Maplewood at Darien	(b	)	(3)	Darien	CT	2,430,458	3,069,542	12,368,599	—	2,430,458	15,438,141	(158,177)	2012	2011	40 years
Crawford Manor	(a	)	(3)	Cleveland	OH	119,877	3,080,123	—	—	119,877	3,080,123	(109,649)	1994	2011	40 years
Aviv Asset Management	(d	)		Chicago	IL	—	—	991,040	—	—	991,040	(236,577)
Aviv Healthcare Properties LP			-2	Chicago	IL	—	—	53,750	—	—	53,750	—
Skagit Aviv	(e	)	(3)	Mt. Vernon	WA	—	—	422,205	(422,205)	—	—	—			40 years
Chatham Acres	(e	)	(3)	Chatham	PA	—	—	—	—	—	—	—	1873	2011	40 years
Amberwood Manor Nursing Home Rehabilitation	(a	)	(3)	New Philadelphia	PA	450,642	3,264,346	—	—	450,642	3,264,346	(101,044)	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a	)	(3)	Coroapolis	PA	1,546,079	10,018,012	—	—	1,546,079	10,018,012	(311,362)	1983	2011	40 years
Dunmore Healthcare Group	(a	)	(3)	Dunmore	PA	398,110	6,812,777	—	—	398,110	6,812,777	(213,709)	2002	2011	40 years
Eagle Creek Healthcare Group	(a	)	(3)	West Union	OH	1,055,733	5,774,130	—	—	1,055,733	5,774,130	(180,081)	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a	)	(3)	New Castle	PA	393,475	8,246,253	—	—	393,475	8,246,253	(259,686)	1982	2011	40 years
Indian Hills Health & Rehabilitation Center	(a	)	(3)	Euclid	OH	852,677	8,425,268	—	—	852,677	8,425,268	(261,573)	1989	2011	40 years
Milcrest Nursing Center	(a	)	(3)	Marysville	OH	735,942	2,169,369	—	—	735,942	2,169,369	(69,107)	1968	2011	40 years
Scranton Healthcare Center	(a	)	(5)	Scranton	PA	1,120,202	5,536,985	—	—	1,120,202	5,536,985	(169,217)	2002	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a	)	(5)	Colby	KS	569,437	2,798,928	—	—	569,437	2,798,928	(85,013)	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a	)	(5)	Kensington	KS	279,893	1,418,766	—	—	279,893	1,418,766	(45,603)	1967	2011	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Deseret Nursing & Rehabilitation at Onaga	(a	)	(5)	Onaga	KS	86,863	2,866,488	—	—	86,863	2,866,488	(86,984)	1959	2011	40 years
Deseret Nursing & Rehabilitation at Oswego	(a	)	(5)	Oswego	KS	183,378	839,678	—	—	183,378	839,678	(27,869)	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a	)	(5)	Smith Center	KS	106,166	1,650,402	—	—	106,166	1,650,402	(51,515)	1960	2011	40 years
Burford Manor	(a	)	(3)	Davis	OK	80,000	3,220,000	—	—	80,000	3,220,000	(100,042)	1969	2011	40 years
Care Meridian Cowan Heights	(h	)	(5)	Santa Ana	CA	219,887	1,129,422	—	—	219,887	1,129,422	(37,231)	1989	2011	40 years
Care Meridian Escondido	(h	)	(5)	Escondido	CA	169,913	1,139,416	—	—	169,913	1,139,416	(38,230)	1990	2011	40 years
Care Meridian Fresno -Marks	(h	)	(5)	Fresno	CA	269,862	1,709,125	—	—	269,862	1,709,125	(54,722)	1990	2011	40 years
Care Meridian La Habra Heights	(h	)	(5)	La Habra	CA	199,898	1,339,314	—	—	199,898	1,339,314	(43,228)	1990	2011	40 years
Care Meridian Sacramento	(h	)	(5)	Elk Grove	CA	219,887	1,649,155	—	—	219,887	1,649,155	(53,223)	1992	2011	40 years
Care Meridian Oxnard	(h	)	(5)	Oxnard	CA	99,949	1,219,375	—	—	99,949	1,219,375	(40,229)	1994	2011	40 years
Care Meridian Santiago Canyon	(h	)	(5)	Silverado	CA	549,718	1,039,468	—	—	549,718	1,039,468	(37,981)	1999	2011	40 years
Care Meridian Marin	(h	)	(5)	Fairfax	CA	319,836	2,148,899	—	—	319,836	2,148,899	(65,717)	2000	2011	40 years
Care Meridian Gilroy	(h	)	(5)	Gilroy	CA	1,089,442	1,759,099	—	—	1,089,442	1,759,099	(55,972)	2000	2011	40 years
Care Meridian Artesia	(h	)	(5)	Artesia	CA	179,908	1,389,288	—	—	179,908	1,389,288	(44,477)	2002	2011	40 years
Care Meridian Las Vegas	(a	)	(5)	Las Vegas	NV	759,611	7,776,017	—	—	759,611	7,776,017	(229,632)	2004	2011	40 years
Sandalwood Healthcare	(a	)	(3)	Little Rock	AR	1,040,000	3,710,000	697,485	—	1,040,000	4,407,485	(129,404)	1996	2011	40 years
Bath Creek			(3)	Cuyahoga Falls	OH	—	—	—	—	—	—	—	2013	2012	40 years
Astoria Health and Rehab	(a	)	(5)	Germantown	OH	330,000	2,170,000	270,551	—	330,000	2,440,551	(59,462)	1996	2012	40 years
Gardnerville Health and Rehab	(a	)	(3)	Gardnerville	NV	1,237,736	3,562,264	—	—	1,237,736	3,562,264	(86,792)	2000	2012	40 years
North Platte Care Centre	(a	)/(b)	(3)	North Platte	NE	236,520	2,128,680	46,884	—	236,520	2,175,564	(70,305)	1984	2012	40 years
Fair Oaks Care Centre	(b	)	(3)	Shenandoah	IA	68,121	401,679	—	—	68,121	401,679	(9,719)	1997	2012	40 years
Crest Haven Care Centre	(a	)	(3)	Creston	IA	72,333	1,466,667	57,681	—	72,333	1,524,348	(36,983)	1964	2012	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Premier Estates Rock Rapids	(b	)	(3)	Rock Rapids	IA	82,782	2,282,418	—	—	82,782	2,282,418	(53,907)	1998	2012	40 years
Rock Rapids Care Centre	(a	)	(3)	Rock Rapids	IA	113,270	2,349,130	151,239	—	113,270	2,500,369	(56,421)	1976	2012	40 years
Elmwood Care Centre	(a	)/(b)	(3)	Onawa	IA	227,383	1,732,817	180,025	—	227,383	1,912,842	(50,232)	1961	2012	40 years
Sunny Knoll Care Centre	(a	)	(3)	Rockwell City	IA	62,483	2,092,116	(0)	—	62,483	2,092,116	(49,915)	1966	2012	40 years
New Hampton Care Centre	(a	)	(3)	New Hampton	IA	144,180	2,739,420	31,015	—	144,180	2,770,435	(69,998)	1967	2012	40 years
Monte Siesta	(a	)	(4)	Austin	TX	770,000	5,230,000	—	—	770,000	5,230,000	(121,323)	1964	2012	40 years
Silver Pines	(a	)	(4)	Bastrop	TX	480,000	3,120,000	—	—	480,000	3,120,000	(88,384)	1987	2012	40 years
Spring Creek	(a	)	(4)	Beaumont	TX	300,000	700,000	—	—	300,000	700,000	(18,770)	1969	2012	40 years
Riverview	(a	)	(4)	Boerne	TX	780,000	3,470,000	—	—	780,000	3,470,000	(96,046)	1994	2012	40 years
Bluebonnet	(a	)	(4)	Karnes City	TX	420,000	3,130,000	—	—	420,000	3,130,000	(92,930)	1994	2012	40 years
Cottonwood	(a	)	(4)	Denton	TX	240,000	2,060,000	—	—	240,000	2,060,000	(49,789)	1969	2012	40 years
Regency Manor	(a	)	(4)	Floresville	TX	780,000	6,120,000	—	—	780,000	6,120,000	(157,503)	1995	2012	40 years
DeLeon	(a	)	(4)	DeLeon	TX	200,000	2,800,000	—	—	200,000	2,800,000	(68,241)	1974	2012	40 years
Spring Oaks	(a	)	(4)	Lampasas	TX	360,000	4,640,000	—	—	360,000	4,640,000	(117,091)	1990	2012	40 years
Lynwood	(a	)	(4)	Levelland	TX	300,000	3,800,000	—	—	300,000	3,800,000	(109,087)	1990	2012	40 years
Sienna	(a	)	(4)	Odessa	TX	350,000	8,050,000	—	—	350,000	8,050,000	(169,601)	1974	2012	40 years
Deerings	(a	)	(4)	Odessa	TX	280,000	8,420,000	35,029	—	280,000	8,455,029	(179,140)	1975	2012	40 years
Terrace West	(a	)	(4)	Midland	TX	440,000	5,860,000	—	—	440,000	5,860,000	(139,107)	1975	2012	40 years
Lake Lodge	(a	)	(4)	Lake Worth	TX	650,000	4,610,000	—	—	650,000	4,610,000	(114,016)	1977	2012	40 years
Nolan	(a	)	(4)	Sweetwater	TX	190,000	4,210,000	—	—	190,000	4,210,000	(118,415)	2010	2012	40 years
Langdon Hall	(b	)	(5)	Bradenton	FL	390,000	4,546,000	60,125	—	390,000	4,606,125	(97,833)	1985	2012	40 years
Mount Washington Residence	(b	)	(5)	Eau Claire	WI	1,040,000	1,460,000	133,120	—	1,040,000	1,593,120	(34,575)	1930	2012	40 years
Maplewood at Danbury	(b	)	(1)	Danbury	CT	1,918,801	14,081,199	—	—	1,918,801	14,081,199	(228,086)	1968	2012	40 years
Rivercrest Specialty Hospital	(i	)	(3)	Mishawaka	IN	328,000	8,072,000	—	—	328,000	8,072,000	(109,865)	1991	2012	40 years
Safe Haven Hospital and Care Center	(a	)	(3)	Pocatello	ID	470,000	5,530,000	163,871	—	470,000	5,693,871	(64,724)	1970	2012	40 years
Care Meridian Pleasanton	(h	)	(3)	Pleasanton	CA	410,647	751,184	970,201	—	410,647	1,721,385	(7,512)	2012	2012	40 years
Highlands Nursing and Rehabilitation Center	(a	)	(3)	Louisville	KY	440,893	9,484,107	—	—	440,893	9,484,107	(75,810)	1977	2012	40 years
Seven Oaks Nursing & Rehabilitation	(a	)	(4)	Glendale	WI	1,620,000	5,980,000	—	—	1,620,000	5,980,000	(28,792)	1994	2012	40 years
Inola Health Care Center	(a	)	(3)	Inola	OK	520,000	2,480,000	—	—	520,000	2,480,000	—	1990	2012	40 years
Avondale Cottage of Pryor	(b	)	(3)	Pryor	OK	100,000	400,000	—	—	100,000	400,000	—	2000	2012	40 years
Nesbit Living and Recovery Center	(a	)	(4)	Seguin	TX	600,000	4,400,000	—	—	600,000	4,400,000	(12,917)	1958	2012	40 years

						Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at December 31, 2012 (c)
Description	Type of Asset		Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Care Meridian Granite Bay	(h	)	(3)	Granite Bay	CA	540,000	435,000	—	—	540,000	435,000	—	1978	2012	40 years
The Woodlands at Robinson	(a	)	(3)	Ravenna	OH	660,000	6,940,000	—	—	660,000	6,940,000	—	2000	2012	40 years
The Harbor House of Ocala	(b	)	(4)	Dunnellon, FL	FL	690,000	3,510,000	—	—	690,000	3,510,000	(9,375)	1993	2012	40 years
The Harmony House at Ocala	(b	)	(4)	Ocala, FL	FL	500,000	2,800,000	—	—	500,000	2,800,000	(7,084)	1984	2012	40 years
The Haven House at Ocala	(b	)	(4)	Dunnellon, FL	FL	490,000	2,610,000	—	—	490,000	2,610,000	(6,625)	1991	2012	40 years
Seaside Manor Ormond Beach	(b	)	(4)	Ormond Beach, FL	FL	630,000	2,870,000	—	—	630,000	2,870,000	(8,104)	1996	2012	40 years
Eagle Lake Nursing and Rehabilitation	(e	)	(3)	Eagle Lake	TX	92,561	—	598,944	—	92,561	598,944	—	2013	2012	40 years

						$124,030,596	$917,645,734	$121,527,310	$(71,420,631)	$119,224,819	$972,558,190	$(119,371,113)

Assets under direct financing leases

Description	Type of Asset		Encumbrances	City	State	Initial Cost to Company	Accretion/ Amortization	Impairment/ Dispositions	Gross Amount Carried at December 31, 2012	Year of Construction	Date Acquired
Fountain Lake	(a	)	(2)	Hot Springs	AR	$10,418,738	$630,382	$—	$11,049,120	2007	2008

						$10,418,738	$630,382	$—	$11,049,120

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Devlopmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2012 is $812,833,004 (unaudited)
(h)	Traumatic Brain Injury Center (TBIs)
(i)	Long Term Acute Care

Encumbrances:
(1)	Standalone first mortgage
(2)	Primary GE Credit Facility
(3)	Unencumbered
(4)	BAML Revolving Credit Facility
(5)	GE Acquisition Line

	For the Years Ended December 31,
	2012	2011	2010
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$919,383,767	$703,049,477	$636,409,268
Additions during period:
Acquisitions	184,325,392	186,078,338	63,005,000
Development of rental properties and capital expenditures	42,447,824	36,686,682	7,815,209
Dispositions:
Sale of assets	(32,207,992)	(339,009)	(4,084,000)
Impairment(i)	(11,116,862)	(6,091,721)	(96,000)

Balance at end of period	$1,102,832,129	$919,383,767	$703,049,477

Accumulated depreciation:
Balance at beginning of period	$96,796,028	$75,948,944	$58,673,377
Additions during period:
Depreciation expense	26,809,645	20,847,084	17,853,799
Dispositions:
Sale of assets	(4,234,560)	—	(578,232)

Balance at end of period	$119,371,113	$96,796,028	$75,948,944

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.