Form 10-Q
period 2013-03-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2013-05-08
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 001-35841 (Aviv REIT, Inc.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, Aviv REIT, Inc. had 37,318,523 shares of common stock outstanding.

As of April 30, 2013, Aviv Healthcare Properties Limited Partnership had 11,938,420 limited partnership units outstanding that are redeemable for cash or, at Aviv REIT, Inc.’s option, shares of Aviv REIT, Inc. common stock.

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

Aviv REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2013	2012
Assets
Real estate investments
Land	$119,220,274	$119,224,819
Buildings and improvements	968,954,252	968,074,506
Construction in progress	7,997,164	4,483,684
Assets under direct financing leases	11,083,558	11,049,120

	1,107,255,248	1,102,832,129
Less accumulated depreciation	(126,228,358)	(119,371,113)

Net real estate investments	981,026,890	983,461,016
Cash and cash equivalents	47,248,305	17,876,319
Straight-line rent receivable, net	38,834,802	36,101,861
Tenant receivables, net	5,440,110	3,483,534
Deferred finance costs, net	13,852,637	14,651,265
Secured loan receivables, net	31,781,253	32,638,780
Other assets	10,470,980	11,315,865

Total assets	$1,128,654,977	$1,099,528,640

Liabilities and equity
Senior notes payable and other debt	$499,461,877	$705,153,415
Accounts payable and accrued expenses	14,117,355	24,207,814
Tenant security and escrow deposits	17,754,510	18,278,172
Other liabilities	11,052,638	31,386,742

Total liabilities	542,386,380	779,026,143
Equity:
Stockholders’ equity
Common stock (par value $0.01; 37,271,273 and 21,653,813 shares issued and outstanding, respectively)	372,713	216,538
Additional paid-in-capital	517,235,643	375,029,917
Accumulated deficit	(73,803,028)	(46,526,886)
Accumulated other comprehensive loss	—	(2,151,670)

Total stockholders’ equity	443,805,328	326,567,899
Noncontrolling interests	142,463,269	(6,065,402)

Total equity	586,268,597	320,502,497

Total liabilities and equity	$1,128,654,977	$1,099,528,640

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$33,639,699	$27,915,264
Interest on secured loans and financing lease	1,058,639	1,346,122
Interest and other income	2,011	6,419

Total revenues	34,700,349	29,267,805
Expenses
Interest expense	13,345,417	11,954,053
Depreciation and amortization	7,998,143	5,997,591
General and administrative	13,890,034	3,854,634
Transaction costs	182,654	678,444
Loss on impairment of assets	—	699,201
Reserve for uncollectible secured loans and other receivables	14,207	137,235
Gain on sale of assets, net	(264,001)	—
Loss on extinguishment of debt	10,974,196	—
Other expenses	—	100,088

Total expenses	46,140,650	23,421,246

(Loss) income from continuing operations	(11,440,301)	5,846,559
Discontinued operations	—	169,725

Net (loss) income	(11,440,301)	6,016,284
Net loss (income) allocable to noncontrolling interests	3,963,425	(2,456,487)

Net (loss) income allocable to stockholders	$(7,476,876)	$3,559,797

Net (loss) income	$(11,440,301)	$6,016,284
Unrealized loss on derivative instruments	—	(208,328)

Total comprehensive (loss) income	$(11,440,301)	$5,807,956

Net (loss) income allocable to stockholders	$(7,476,876)	$3,559,797
Unrealized loss on derivative instruments, net of noncontrolling interest portion of $0 and ($85,062), respectively	—	(123,266)

Total comprehensive (loss) income allocable to stockholders	$(7,476,876)	$3,436,531

Earnings per common share:
Basic:
(Loss) income from continuing operations allocable to stockholders	$(0.33)	$0.20
Discontinued operations, net of noncontrolling interests	—	0.01

Net (loss) income allocable to stockholders	$(0.33)	$0.21

Diluted:
(Loss) income from continuing operations allocable to stockholders	$(0.33)	$0.20
Discontinued operations, net of noncontrolling interests	—	0.01

Net (loss) income allocable to stockholders	$(0.33)	$0.21

Weighted average shares used in computing earnings per common share:
Basic	22,521,450	17,332,290
Diluted	23,184,696	17,475,291

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2013 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

	Shares	Amount

Balance at January 1, 2013	21,653,813	$216,538	$375,029,917	$(46,526,886)	$(2,151,670)	$326,567,899	$(6,065,402)	$320,502,497
Non-cash stock-based compensation	—	—	9,467,270	—	—	9,467,270	888,400	10,355,670
Shares issued for settlement of board of directors and management vested stock units	437,460	4,375	8,290,053	—	—	8,294,428	—	8,294,428
Distributions to partners	—	—	—	—	—	—	(3,833,064)	(3,833,064)
Capital contributions	—	—	—	—	—	—	64,000	64,000
Initial public offering proceeds	15,180,000	151,800	303,448,200	—	—	303,600,000	—	303,600,000
Cost of raising capital	—	—	(25,248,699)	—	—	(25,248,699)	—	(25,248,699)
Retirement of derivative instruments	—	—	—	—	2,151,670	2,151,670	1,621,662	3,773,332
Dividends to stockholders	—	—	—	(19,799,266)	—	(19,799,266)	—	(19,799,266)
Reclassification of equity at initial public offering	—	—	(153,751,098)	—	—	(153,751,098)	153,751,098	—
Net loss	—	—	—	(7,476,876)	—	(7,476,876)	(3,963,425)	(11,440,301)

Balance at March 31, 2013	37,271,273	$372,713	$517,235,643	$(73,803,028)	$—	$443,805,328	$142,463,269	$586,268,597

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net (loss) income	$(11,440,301)	$6,016,284
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,998,143	6,031,681
Amortization of deferred financing costs	901,245	775,336
Accretion of debt premium	(122,054)	(70,081)
Straight-line rental income, net	(2,732,941)	(1,680,092)
Rental income from intangible amortization, net	(365,852)	(368,754)
Non-cash stock-based compensation	10,355,670	244,196
Gain on sale of assets, net	(264,001)	—
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	699,201
Reserve for uncollectible loans and other receivables	14,207	100,352
Accretion of earn-out provision for previously acquired real estate investments	—	100,088
Changes in assets and liabilities:
Tenant receivables	(1,970,784)	(2,822,991)
Other assets	409,311	(1,305,381)
Accounts payable and accrued expenses	(8,594,788)	(4,770,254)
Tenant security deposits and other liabilities	291,444	(1,846,351)

Net cash (used in) provided by operating activities	(360,087)	1,116,498

Investing activities
Purchase of real estate investments	—	(23,775,000)
Proceeds from sales of real estate investments	1,753,871	—
Capital improvements	(4,905,238)	(1,134,828)
Development projects	(1,823,970)	(8,216,003)
Secured loan receivables received from others	1,247,718	949,047
Secured loan receivables funded to others	(2,330,880)	(2,692,622)

Net cash used in investing activities	(6,058,499)	(34,869,406)

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Financing activities
Borrowings of debt	$100,000,000	$134,049,000
Repayment of debt	(305,569,484)	(115,287,565)
Payment of financing costs	(5,122,128)	(4,603,430)
Payment for swap termination	(3,606,000)	—
Capital contributions	361,149	75,000,000
Deferred contribution	—	(35,000,000)
Initial public offering proceeds	303,600,000	—
Cost of raising capital	(25,248,699)	—
Cash distributions to partners	(7,400,136)	(4,575,684)
Cash dividends to stockholders	(21,224,130)	(6,372,353)

Net cash provided by financing activities	35,790,572	43,209,968

Net increase in cash and cash equivalents	29,371,986	9,457,060
Cash and cash equivalents:
Beginning of period	17,876,319	40,862,023

End of period	$47,248,305	$50,319,083

Supplemental cash flow information
Cash paid for interest	$22,042,811	$16,490,483

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$757,795	$7,221,693
Accrued distributions payable to partners	$238,768	$3,975,101
Write-off of straight-line rent receivable, net	$—	$58,268
Write-off of deferred financing costs, net	$5,160,614	$13,264
Accrued capital improvement loan receivables	$1,940,689	$—

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner and majority owner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The predecessor to the Partnership was formed in 2005 and, at March 31, 2013, the Partnership directly or indirectly owned or leased 257 properties, principally skilled nursing facilities, across the United States. The Company generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

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

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Surviving Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the Company. Subsequent to September 17, 2010, and throughout 2011 and 2012, approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million equity contributions by one of the REIT’s stockholders.

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The Company received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. As of March 31, 2013, approximately $31.2 million of the net proceeds from the IPO remained at the REIT, and were transferred to the Partnership subsequent to March 31, 2013. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of limited partnership units, which are referred to as OP Units.

At March 25, 2013, immediately prior to the completion of the IPO, there were outstanding 21.7 million shares of common stock; limited partnership units which at the IPO were converted into 11.9 million OP Units, and 125 shares of preferred stock. At March 31, 2013, there were outstanding approximately 37.3 million shares of common stock, 11.9 million OP Units redeemable for shares of common stock and 125 shares of preferred stock. Subsequent to March 31, 2013, the 125 shares of preferred stock outstanding were redeemed.

The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of March 31, 2013, after giving effect to the IPO. The REIT’s weighted average equity ownership of the Partnership for the three months ended March 31, 2013 and 2012 was 65.4% and 59.2%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 are not necessarily indicative of full year results.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Real Estate Investments

The Company periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Company’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three months ended March 31, 2013 and 2012, the following impairments were recorded to reflect the estimated fair values (Level 2):

Three Months Ended March 31, 2012
Youngstown, AZ	$557,997
Fall River, MA	141,204

$699,201

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended March 31,
	2013	2012
Cash rental income	$30,540,906	$25,866,418
Straight-line rental income	2,732,941	1,680,092
Rental income from intangible amortization	365,852	368,754

Total rental income	$33,639,699	$27,915,264

During the three months ended March 31, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $0 and $58,268, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three months ended March 31, 2013 and 2012 was $14,207 and $36,883, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $34,438 and $36,111 for the three months ended March 31, 2013 and 2012, respectively.

All of the Company’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the Company adopted a 2010 Management Incentive Plan (the MIP) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Company and noncontrolling interests for awards granted under the MIP. The MIP’s non-cash stock-based compensation expense by the Company through March 31, 2013 is summarized in Footnote 9.

In connection with the IPO, the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The Company intends to make future stock-based compensation grants under the LTIP. The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the LTIP, 2,000,000 shares of the REIT’s common stock are are available for issuance, of which 70,000 had been issued as of March 31, 2013.

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

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Company’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding senior notes payable and other debt obligations with a carrying value of approximately $499.5 million and $705.2 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of this debt as of March 31, 2013 was $529.2 million and as of December 31, 2012 was $720.8 million based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of $31.8 million and $32.6 million as of March 31, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of March 31, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and accounts for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in its financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. Even if the Company maintains REIT status, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of March 31, 2013 and December 31, 2012.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of real estate investments for operating assets are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

March 8, 2013 Increase in Authorized Shares and Stock Split

On March 7, 2013, the Board of Directors and stockholders of the Company approved an increase in the number of authorized REIT shares to 300,000,000 shares of common stock and a 60.37-for-one split of issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 8, 2013 when the Company’s charter was amended for such increase in the number of authorized REIT shares and the stock split. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been retrospectively restated to reflect the 60.37-for-one split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The following summarizes the Company’s construction in progress at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	3,887,511	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(374,031)	(41,105,831)

	$7,997,164	$4,483,684

During 2013 and 2012, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2012, the Company placed into service three completed reinvestment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.9% for the three months ended March 31, 2013. The balance of capitalized interest within construction in progress at March 31, 2013 and December 31, 2012 was $153,831 and $71,514, respectively. The amount capitalized during the three months ended March 31, 2013, and 2012, relative to interest incurred, was $87,244 and $233,565, respectively.

4. Secured Loan Receivables, net

The following summarizes the Company’s secured loan receivables, net, at March 31, 2013:

	March 31, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,902	11,000	390,902
Reserve for uncollectible secured loans	—	—	—
Loan amortization and repayments	(360,334)	(888,095)	(1,248,429)

	$19,379,053	$12,402,200	$31,781,253

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended March 31,
	2013	2012
Capital improvement loan receivables	$395,644	$325,665
Secured operator loan receivables	300,521	662,321
Direct financing lease	362,474	358,136

Total interest on secured loans and financing lease	$1,058,639	$1,346,122

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at March 31, 2013 and December 31, 2012 was $0 and $0.3 million, respectively, and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

During 2013 and 2012, the Company funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Company accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Company policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Gross amount	$16,532,674	$20,995,022
Accumulated amortization	(2,680,037)	(6,343,757)

Net	$13,852,637	$14,651,265

For the three months ended March 31, 2013, the Company wrote-off deferred financing costs of $9,725,579 and $4,564,965 of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver, and 2016 Revolver (see Footnote 7) pay down.

For the three months ended March 31, 2012, the Company wrote-off deferred financing costs of $24,436 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The Company considers renewals on above or below market leases when ascribing value to the in-place lease intangibles at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Company evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible is recorded at acquisition and amortized over the renewal period.

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at March 31, 2013 and December 31, 2012:

	Assets
	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,297,712)	$3,344,139	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(81,466)	570,264	651,730	(65,173)	586,557
Operator relationship	212,416	(21,242)	191,174	212,416	(16,993)	195,423

	$7,505,997	$(3,400,420)	$4,105,577	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(16,769,512)	$8,925,883	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542 and $20,542 for the three months ended March 31, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three months ended March 31, 2013 and 2012 was $122,263 and $146,445, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended March 31, 2013 and 2012 was $488,115 and $515,199, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

7. Senior Notes Payable and Other Debt

The Company’s senior notes payable and other debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Senior Notes (interest rate of 7.75% on March 31, 2013 and December 31, 2012), inclusive of $3.1 million and $3.2 million net premium balance on March 31, 2013 and December 31, 2012, respectively	$403,077,733	$403,180,433
Revolving Credit Facility (interest rate of 2.55% on March 31, 2013)	75,000,000	—
Term Loan (interest rate of 5.75% on December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% on December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% on December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% on March 31, 2013 and December 31, 2012)	7,558,321	7,584,974
HUD loan (interest rate of 5.00% on March 31, 2013 and December 31, 2012), inclusive of $2.5 million premium balance on March 31, 2013 and December 31, 2012	13,825,823	13,881,869

Total	$499,461,877	$705,153,415

In conjunction with the IPO on March 26, 2013, the Company under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line, and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Company paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75 % Senior Notes due 2019 (the Senior Notes). The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Company, under Aviv Financing IV, entered into a $300 million revolver and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on our leverage ratio. The interest rate at March 31, 2013 was 2.55%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $75.0 million as of March 31, 2013.

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

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended March 31 for distributions prior to the IPO:

	Class A	Class B	Class C	Class D	Class F	Class G
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893
2012	$2,068,318	$513,046	$769,569	$—	$553,761	$6,491,505

Weighted-average Units outstanding are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class F	Class G
2013	12,719,044	4,271,859	2	7,603	2,535,739	21,653,938
2012	13,467,223	4,523,145	2	8,050	2,684,900	17,339,713

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Company’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended March 31, 2012 was $101,500.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program were expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of the Partnership. As a result, the Partnership has a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership will be redeemable for cash, or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO. Dividends for the three months ended March 31, 2013 were accrued from the IPO date through March 31, 2013.

On March 26, 2013 the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non- employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the Company’s common stock are available for issuance, of which 70,000 had been issued as of March 31, 2013.

The Company’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the IPO. The equity awards were made pursuant to the LTIP and are time based awards. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on the second and third anniversaries of the date of grant, respectively, subject to the director’s continued service on the board of directors.

9. Option Awards

On September 17, 2010, the Company adopted the MIP as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,258 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company.

The following table represents the time and performance-based option awards activity for the three months ended March 31, 2013 and 2012:

	Three Months ended
	March 31, 2013	March 31, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	539,346
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,794,619

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.15

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the three months ended March 31, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,870,258	1,794,619
Remaining contractual life (years)	8.05	8.94
Weighted average exercise price	$17.47	$17.38

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the three months ended March 31, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.61%
Weighted average risk-free interest rate	—	1.34%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.28%
Weighted average exercise price	—	$18.82
Weighted average fair value of options granted (per option)	—	$2.89

The Company recorded non-cash compensation expenses of $9,012,270 and $142,696 for the three months ended March 31, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards, which is exclusive of $455,000 of non-cash compensation expense recognized for the three months ended March 31, 2013 for board stock grants issued upon the IPO.

At March 31, 2013, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to $0.

Dividend equivalent rights associated with the MIP amounted to $15,400,270 and $587,108 for the three months ended March 31, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. There were no related party receivables or payables as of March 31, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Company was party to two interest rate swaps, with identical terms of $100.0 million each, which were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan. On March 26, 2013, in connection with the pay down of the Term Loan, the Company settled all interest rate swaps at a fair value of $3.6 million and such amount previously recorded in accumulated other comprehensive income (loss) was recorded within loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. The interest rate swaps qualified for hedge accounting and as such the amounts previously recorded in accumulated other comprehensive income in the consolidated statement of changes in equity were reversed. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at March 31, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Company considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

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

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Company does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of March 31, 2013, the Company’s real estate investments included 257 healthcare facilities, located in 29 states and operated by 37 third party operators. At March 31, 2013, approximately 54.5% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (16.3%), Daybreak Healthcare (13.5%), EmpRes Healthcare (9.5%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (7.2%). No other operator represents more than 7.0% of our total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.0%), California (15.3%), Ohio (8.4%), Connecticut (8.0%) and Pennsylvania (6.8%) at March 31, 2013.

For the three months ended March 31, 2013, the Company’s rental income from operations totaled approximately $33.6 million of which approximately $5.1 million was from Daybreak Healthcare (15.3%), $4.8 million was from Saber Health Group (14.3%), $3.1 million was from EmpRes Healthcare (9.2%), $2.6 million was from Preferred Care (7.8%), and $2.4 million was from Sun Mar Healthcare (7.2%). No other operator generated more than 7.2% of the Company’s rental income from operations for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
Total revenues	$—	$263,061
Expenses:
Interest expense	—	(29,062)
Depreciation and amortization	—	(34,109)
Loss on extinguishment of debt	—	(13,264)
Other expenses	—	(16,901)

Total gains (expenses)	—	(93,336)

Discontinued operations	—	169,725
Discontinued operations allocation to noncontrolling interests	—	(69,300)

Discontinued operations allocation to controlling interest	$—	$100,425

15. Earnings Per Common Share

The following table shows the amounts used in computing basic and diluted earnings per common share. As the three months ended March 31, 2013 resulted in a net loss, there is no dilution to earnings per common share.

	For the Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations attributable to common stockholders - basic	$(7,476,876)	$3,459,372
Loss from continuing operations attributable to noncontrolling interests	(220,190)	—
Discontinued operations, net of noncontrolling interests	—	100,425

Net (loss) income attributable to common stockholders - diluted	$(7,697,066)	$3,559,797

Denominator:
Denominator for basic earnings per share-weighted average shares	22,521,450	17,332,290
Effective dilutive securities:
Noncontrolling interests - OP units	663,246	—
Stock options	—	143,001

Denominator for diluted earnings per share - adjusted weighted average shares	23,184,696	17,475,291

Basic earnings per share:
(Loss) income from continuing operations attributable to common stockholders	$(0.33)	$0.20
Discontinued operations, net of noncontrolling interests	—	0.01

Net (loss) income attributable to common stockholders	$(0.33)	$0.21

Diluted earnings per share:
(Loss) income from continuing operations attributable to common stockholders	$(0.33)	$0.20
Discontinued operations, net of noncontrolling interests	—	0.01

Net (loss) income attributable to common stockholders	$(0.33)	$0.21

16. Subsequent Events

On April 1, 2013, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of $0.8 million. The Company financed this purchase through cash.

On April 12, 2013, Aviv Financing II sold a property in Washington and a property in Massachusetts for a sales price of $0.4 million.

On April 15, 2013, Aviv Financing II acquired property in California from an unrelated third party for a purchase price of $0.7 million. The Company financed this purchase through cash.

On April 15, 2013, the Company redeemed all of the 125 outstanding shares of the REIT’s preferred stock at a redemption price equal to $1,000 per share, plus a redemption premium of $25 per share, plus accrued and unpaid dividends up to and including the redemption date.

On April 16, 2013, Aviv Financing IV entered into a First Amendment to Credit Agreement which converted the entire $100.0 million secured delayed-draw term loan available under the Revolving Credit Facility into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300.0 million to $400.0 million. On May 7, 2013, the balance on the Revolving Credit Facility was $35.0 million.

On April 23, 2013, Aviv Financing II acquired one property in Indiana from an unrelated third party for a purchase price of $1.2 million and one property in Texas from an unrelated third party for a purchase price of $2.4 million. The Company financed these purchases through cash.

On May 3, 2013, Aviv Financing II acquired a land parcel in Connecticut from an unrelated third party for a purchase price of $2.4 million. The Company financed this purchase through cash.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Real estate investments
Land	$119,220,274	$119,224,819
Buildings and improvements	968,954,252	968,074,506
Construction in progress	7,997,164	4,483,684
Assets under direct financing leases	11,083,558	11,049,120

	1,107,255,248	1,102,832,129
Less accumulated depreciation	(126,228,358)	(119,371,113)

Net real estate investments	981,026,890	983,461,016
Cash and cash equivalents	16,000,735	15,534,373
Straight-line rent receivable, net	38,834,802	36,101,861
Tenant receivables, net	5,440,110	3,483,534
Deferred finance costs, net	13,852,637	14,651,265
Secured loan receivables, net	31,781,253	32,638,780
Other assets	10,470,980	11,315,865

Total assets	$1,097,407,407	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$499,461,877	$705,153,415
Accounts payable and accrued expenses	13,960,930	24,207,814
Tenant security and escrow deposits	17,754,510	18,278,172
Other liabilities	11,215,373	29,045,796

Total liabilities	542,392,690	776,685,197
Equity:
Partners’ equity	555,014,717	324,274,829
Accumulated other comprehensive loss	—	(3,773,332)

Total equity	555,014,717	320,501,497

Total liabilities and equity	$1,097,407,407	$1,097,186,694

See accompanying notes to the financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$33,639,699	$27,915,264
Interest on secured loans and financing lease	1,058,639	1,346,122
Interest and other income	2,011	6,419

Total revenues	34,700,349	29,267,805
Expenses
Interest expense	13,345,417	11,954,053
Depreciation and amortization	7,998,143	5,997,573
General and administrative	13,890,034	3,854,652
Transaction costs	182,654	678,444
Loss on impairment of assets	—	699,201
Reserve for uncollectible secured loans and other receivables	14,207	137,235
Gain on sale of assets, net	(264,001)	—
Loss on extinguishment of debt	10,974,196	—
Other expenses	—	100,088

Total expenses	46,140,650	23,421,246

(Loss) income from continuing operations	(11,440,301)	5,846,559
Discontinued operations	—	169,725

Net (loss) income	($11,440,301)	$6,016,284

Net (loss) income	($11,440,301)	$6,016,284
Unrealized loss on derivative instruments	—	(208,328)

Total comprehensive (loss) income	($11,440,301)	$5,807,956

Earnings per common unit:
Basic:
(Loss) income from continuing operations allocable to common units	($0.33)	$0.20
Discontinued operations	—	0.01

Net (loss) income allocable to common units	($0.33)	$0.21

Diluted:
(Loss) income from continuing operations allocable to common units	($0.33)	$0.20
Discontinued operations	—	0.01

Net (loss) income allocable to common units	($0.33)	$0.21

Weighted average units used in computing earnings per common unit:
Basic	22,521,450	17,332,290
Diluted	23,184,696	17,475,291

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2013 (unaudited)

	Partners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at January 1, 2013	$324,274,829	$(3,773,332)	$320,501,497
Non-cash stock-based compensation	10,355,670	—	10,355,670
Distributions to partners	(23,632,329)	—	(23,632,329)
Capital contributions	64,000		64,000
Initial public offering proceeds	280,641,547	—	280,641,547
Cost of raising capital	(25,248,699)	—	(25,248,699)
Retirement of derivative instruments	—	3,773,332	3,773,332
Net loss	(11,440,301)	—	(11,440,301)

Balance at March 31, 2013	$555,014,717	$—	$555,014,717

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net (loss) income	($11,440,301)	$6,016,284
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,998,143	6,031,681
Amortization of deferred financing costs	901,245	775,336
Accretion of bond premium	(122,054)	(70,081)
Straight-line rental income, net	(2,732,941)	(1,680,092)
Rental income from intangible amortization, net	(365,852)	(368,754)
Non-cash stock-based compensation	10,355,670	244,196
Gain on sale of assets, net	(264,001)	—
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	699,201
Reserve for uncollectible loans and other receivables	14,207	137,235
Accretion of earn-out provision for previously acquired real estate investments	—	100,088
Changes in assets and liabilities:
Due (to) from related parties	(6,498,593)	—
Tenant receivables	(1,970,784)	(2,859,874)
Other assets	409,311	(1,305,381)
Accounts payable and accrued expenses	(8,751,213)	(4,770,254)
Tenant security deposits and other liabilities	162,352	(1,844,403)

Net cash (used in) provided by operating activities	(7,144,197)	1,118,446

Investing activities
Purchase of real estate investments	—	(23,775,000)
Proceeds from sales of real estate investments	1,753,871	—
Capital improvements	(4,905,238)	(1,134,828)
Development projects	(1,823,970)	(8,216,003)
Secured loan receivables received from others	1,247,718	949,047
Secured loan receivables funded to others	(2,330,880)	(2,692,622)

Net cash used in investing activities	(6,058,499)	(34,869,406)

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Financing activities
Borrowings of debt	$100,000,000	$134,049,000
Repayment of debt	(305,569,484)	(115,287,565)
Payment of financing costs	(5,122,128)	(4,603,430)
Payment for swap termination	(3,606,000)	—
Capital contributions	361,149	75,000,000
Initial public offering proceeds	281,478,486	—
Deferred contribution	—	(35,000,000)
Cost of raising capital	(25,248,699)	—
Cash distributions to partners	(28,624,266)	(10,948,037)

Net cash provided by financing activities	13,669,058	43,209,968

Net increase in cash and cash equivalents	466,362	9,459,008
Cash and cash equivalents:
Beginning of period	15,534,373	39,203,727

End of period	$16,000,735	$48,662,735

Supplemental cash flow information
Cash paid for interest	$22,042,811	$16,490,483

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$996,563	$11,196,794
Write-off of straight-line rent receivable, net	$—	$58,268
Write-off of deferred financing costs, net	$5,160,614	$13,264
Accrued capital improvement loan receivables	$1,940,689	$—

See accompanying notes to the consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) directly or indirectly owned or leased 257 properties, principally skilled nursing facilities, across the United States at March 31, 2013. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

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

All of the business, assets and operations are held by the Operating Partnership and its subsidiaries. The REIT’s equity interest in the Surviving Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Surviving Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Surviving Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). As a result of the common control of the REIT (which was newly formed) and the predecessor to the Partnership, the Merger, for accounting purposes, did not result in any adjustment to the historical carrying value of the assets or liabilities of the Partnership. The REIT contributed the net proceeds of its capital raise to the Partnership in exchange for Class G Units in the Partnership. Periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to the REIT. Subsequent to September 17, 2010, and throughout 2011 and 2012, approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million equity contributions by one of the REIT’s stockholders.

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The REIT received net proceeds after underwriting discounts and commissions, of $282.3 million , exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. As of March 31, 2013, approximately $31.2 million of the net proceeds from the IPO remained at the REIT, and were transferred to the Partnership subsequent to March 31, 2013. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of limited partnership units, which are referred to as OP Units.

At March 25, 2013, immediately prior to the completion of the IPO, there were outstanding 21.7 million shares of common stock; limited partnership units which at the IPO were converted into 11.9 million OP Units, and 125 shares of preferred stock. At March 31, 2013, there were outstanding approximately 37.3 million shares of common stock, 11.9 million OP Units redeemable for shares of common stock and 125 shares of preferred stock. Subsequent to March 31, 2013, the 125 shares of preferred stock outstanding were redeemed.

The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of March 31, 2013, after giving effect to the IPO. The REIT’s weighted average equity ownership of the Partnership for the three months ended March 31, 2013 and 2012 was 65.4% and 59.2%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 are not necessarily indicative of full year results.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Real Estate Investments

The Partnership periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three months ended March 31, 2013 and 2012, the following impairments were recorded to reflect the estimated fair value (Level 2):

Three months ended March 31, 2012
Youngstown, AZ	$557,997
Fall River, MA	141,204

$699,201

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended March 31,
	2013	2012
Cash rental income	$30,540,906	$25,866,418
Straight-line rental income	2,732,941	1,680,092
Rental income from intangible amortization	365,852	368,754

Total rental income	$33,639,699	$27,915,264

During the three months ended March 31, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $0 and $58,268, respectively, due to the early termination of leases and replacement of operators.

The Partnership’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three months ended March 31, 2013 and 2012 was $14,207 and $36,883, respectively.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $34,438 and $36,111 for the three months ended March 31, 2013 and 2012, respectively.

All of the Partnership’s leases contain fixed or formula-based rent escalators. To the extent that the escalator increases are tied to a fixed index or rate, lease payments are accounted for on a straight-line basis over the life of the lease for operating leases.

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Partnership to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Partnership to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. On September 17, 2010, the REIT adopted a 2010 Management Incentive Plan (the MIP) as part of the Merger transaction. A pro-rata allocation of non-cash stock-based compensation expense is made to the Partnership for awards granted under the MIP. The MIP’s non-cash stock-based compensation expense by the Partnership through March 31, 2013 is summarized in Footnote 9.

In connection with the IPO, the REIT adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The Company intends to make future stock-based compensation grants under the LTIP. The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the REIT’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to more closely align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the REIT’s growth and performance. The REIT’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the LTIP, 2,000,000 shares of the REIT’s common stock are available for issuance, of which 70,000 had been issued as of March 31, 2013.

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

•

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

•	Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Partnership’s interest rate swaps are valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding senior notes payable and other debt obligations with a carrying value of approximately $499.5 million and $705.2 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of this debt as of March 31, 2013 was $529.2 million and as of December 31, 2012 was $720.8 million based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding secured loan receivables with a carrying value of $31.8 million and $32.6 million as of March 31, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of March 31, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Partnership on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Partnership has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Partnership’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Partnership does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and accounts for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in its financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Partnership has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Partnership may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating.

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of March 31, 2013 and December 31, 2012.

Business Combinations

The Partnership applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of real estate investments for operating assets are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

March 8, 2013 Increase in Authorized Shares and Stock Split

On March 7, 2013, the Board of Directors and stockholders of the REIT approved an increase in the number of authorized REIT shares to 300,000,000 shares of common stock and a 60.37-for-one split of issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 8, 2013 when the REIT’s charter was amended for such increase in the number of authorized REIT shares and the stock split. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been retrospectively restated to reflect the 60.37-for-one split.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Partnership’s consolidated financial position or results of operations.

3. Real Estate Investment Activity

The following summarizes the Partnership’s construction in progress at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	3,887,511	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(374,031)	(41,105,831)

	$7,997,164	$4,483,684

During 2013 and 2012, the Partnership capitalized expenditures for improvements related to various construction and reinvestment projects. In 2012, the Partnership placed into service three completed reinvestment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.9% for the three months ended March 31, 2013. The balance of capitalized interest within construction in progress at March 31, 2013 and December 31, 2012 was $153,831 and $71,514, respectively. The amount capitalized during the three months ended March 31, 2013, and 2012, relative to interest incurred, was $87,244 and $233,565, respectively.

4. Secured Loan Receivables, net

The following summarizes the Partnership’s secured loan receivables, net, at March 31, 2013:

	March 31, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,902	11,000	390,902
Reserve for uncollectible secured loans	—	—	—
Loan amortization and repayments	(360,334)	(888,095)	(1,248,429)

	$19,379,053	$12,402,200	$31,781,253

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended March 31,
	2013	2012
Capital improvement loan receivables	$395,644	$325,665
Secured operator loan receivables	300,521	662,321
Direct financing lease	362,474	358,136

Total interest on secured loans and financing lease	$1,058,639	$1,346,122

The Partnership’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at March 31, 2013 and December 31, 2012 was $0 and $0.3 million, respectively and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

During 2013 and 2012, the Partnership funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Partnership accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Partnership policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding secured loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Partnership’s deferred finance costs at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Gross amount	$16,532,674	$20,995,022
Accumulated amortization	(2,680,037)	(6,343,757)

Net	$13,852,637	$14,651,265

For the three months ended March 31, 2013, the Partnership wrote-off deferred financing costs of $9,725,579 and $4,564,965 of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver and 2016 Revolver (see Footnote 7) pay down.

For the three months ended March 31, 2012, the Partnership wrote-off deferred financing costs of $24,436 and $11,172 of accumulated amortization associated with the Construction Loan (see Footnote 7) pay down.

6. Lease Intangibles

The Partnership considers renewals on above or below market leases when ascribing value to the in-place lease intangibles at the date of a property acquisition. In those instances where the renewal lease rate pursuant to the terms of the lease does not adjust to a current market rent, the Partnership evaluates whether the stated renewal rate is above or below current market rates and considers the past and current operations of the property, the current rent coverage ratio of the operator, and the number of years until potential renewal option exercise. If renewal is considered probable based on these factors, an additional lease intangible is recorded at acquisition and amortized over the renewal period.

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at March 31, 2013 and December 31, 2012:

	Assets
	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,641,851	$(3,297,712)	$3,344,139	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(81,466)	570,264	651,730	(65,173)	586,557
Operator relationship	212,416	(21,242)	191,174	212,416	(16,993)	195,423

	$7,505,997	$(3,400,420)	$4,105,577	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	March 31, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$25,695,395	$(16,769,512)	$8,925,883	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542 and $20,542 for the three months ended March 31, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three months ended March 31, 2013 and 2012 was $122,263 and $146,445, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three months ended March 31, 2013 and 2012 was $488,115 and $515,199, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

7. Senior Notes Payable and Other Debt

The Partnership’s senior notes payable and other debt consisted of the following:

	March 31,	December 31,
	2013	2012
Senior Notes (interest rate of 7.75% on March 31, 2013 and December 31, 2012), inclusive of $3.1 million and $3.2 million net premium balance on March 31, 2013 and December 31, 2012, respectively	$403,077,733	$403,180,433
Revolving Credit Facility (interest rate of 2.55% on March 31, 2013)	75,000,000	—
Term Loan (interest rate of 5.75% on December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% on December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% on December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% on March 31, 2013 and December 31, 2012)	7,558,321	7,584,974
HUD loan (interest rate of 5.00% on March 31, 2013 and December 31, 2012), inclusive of $2.5 million premium balance on March 31, 2013 and December 31, 2012	13,825,823	13,881,869

Total	$499,461,877	$705,153,415

In conjunction with the IPO of the REIT on March 26, 2013, the Partnership under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line, and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Partnership paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75 % Senior Notes due 2019 (the Senior Notes). The REIT is a guarantor of the Issuers’ Senior Notes. The Senior Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The Senior Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of Senior Notes on April 5, 2011 and the $100 million of Senior Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the Senior Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Partnership, under Aviv Financing IV, entered into a $300 million revolver and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on our leverage ratio. The interest rate at March 31, 2013 was 2.55%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $75.0 million as of March 31, 2013.

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

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended March 31 for distributions prior to the IPO:

	Class A	Class B	Class C	Class D	Class F	Class G
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893
2012	$2,068,318	$513,046	$769,569	$—	$553,761	$6,491,505

Weighted-average Units outstanding are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class F	Class G
2013	12,719,044	4,271,859	2	7,603	2,535,739	21,653,938
2012	13,467,223	4,523,145	2	8,050	2,684,900	17,339,713

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Partnership’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three months ended March 31, 2012 was $101,500.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program were expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of Partnership. As a result, the Partnership will have a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership will be redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO. Dividends for the three months ended March 31, 2013 were accrued from the IPO date through March 31, 2013.

On March 26, 2013 the Partnership adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Partnership’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Partnership’s growth and performance. The Partnership’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the REIT’s common stock are available for issuance, of which 70,000 had been issued as of March 31, 2013.

The Partnership’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the REIT’s IPO. The equity awards were made pursuant to the LTIP and are time based awards. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on the second and third anniversaries of the date of grant, respectively, subject to the director’s continued service on the board of directors.

9. Option Awards

On September 17, 2010, the Partnership adopted the MIP as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance based award options of the Partnership aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,258 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments, will be paid if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company.

The following table represents the time and performance based option awards activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	539,346
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,794,619

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.15

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the three months ended March 31, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,870,258	1,794,619
Remaining contractual life (years)	8.05	8.94
Weighted average exercise price	$17.47	$17.38

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the three months ended March 31, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.61%
Weighted average risk-free interest rate	—	1.34%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.28%
Weighted average exercise price	—	$18.82
Weighted average fair value of options granted (per option)	—	$2.89

The Company recorded non-cash compensation expenses of $9,012,270 and $142,696 for the three months ended March 31, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards, which is exclusive of $455,000 of non-cash compensation expense recognized for the three months ended March 31, 2013 for board stock grants issued upon the IPO.

At March 31, 2013, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to $0.

Dividend equivalent rights associated with the MIP amounted to $15,400,270 and $587,108 for the three months ended March 31, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. There were no related party receivables or payables as of March 31, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions.

11. Derivatives

During the periods presented, the Partnership was party to two interest rate swaps, with identical terms of $100.0 million each, which were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan. On March 26, 2013, in connection with the pay down of the Term Loan, the Partnership settled all interest rate swaps at a fair value of $3.6 million and such amount previously recorded in accumulated other comprehensive income (loss) was recorded within loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. The interest rate swaps qualified for hedge accounting and as such the amounts previously recorded in accumulated other comprehensive income in the consolidated statement of changes in equity were reversed. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms.

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at March 31, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Partnership considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

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

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Partnership does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of March 31, 2013, the Partnership’s real estate investments included 257 healthcare facilities, located in 29 states and operated by 37 third party operators. At March 31, 2013, approximately 54.5% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (16.3%), Daybreak Healthcare (13.5%), EmpRes Healthcare (9.5%), Maplewood Senior Living (8.0%), and Sun Mar Healthcare (7.2%). No other operator represents more than 7.0% of our total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.0%), California (15.3%), Ohio (8.4%), Connecticut (8.0%) and Pennsylvania (6.8%) at March 31, 2013.

For the three months ended March 31, 2013, the Partnership’s rental income from operations totaled approximately $33.6 million of which approximately $5.1 million was from Daybreak Healthcare (15.3%), $4.8 million was from Saber Health Group (14.3%), $3.1 million was from EmpRes Healthcare (9.2%), $2.6 million was from Preferred Care (7.8%), and $2.4 million was from Sun Mar Healthcare (7.2%). No other operator generated more than 7.2% of the Company’s rental income from operations for the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
Total revenues	$—	$263,061
Expenses:
Interest expense	—	(29,062)
Depreciation and amortization	—	(34,109)
Loss on extinguishment of debt	—	(13,264)
Other expenses	—	(16,901)

Total gains (expenses)	—	(93,336)

Discontinued operations	$—	$169,725

15. Earnings Per Common Unit:

The following table shows the amounts used in computing the basic and diluted earnings per common unit of the Partnership. As the three months ended March 31, 2013 resulted in a net loss, there is no dilution to earnings per common unit.

	For the Three Months Ended March 31,
	2013	2012
Numerator for basic and diluted earnings per unit:
Net (loss) income	($11,440,301)	$6,016,284
Loss (income) allocable to limited partners and discontinued operations	3,963,425	(2,556,912)

(Loss) income from continuing operations attributable to common units — basic	(7,476,876)	3,459,372
Loss from continuing operations attributable to OP units	(220,190)	—
Discontinued operations	—	100,425

Net (loss) income attributable to common units — diluted	$(7,697,066)	$3,559,797

Denominator:
Denominator for basic earnings per units-weighted average units	22,521,450	17,332,290
Effective dilutive securities:
OP units	663,246	—
Stock options	—	143,001

Denominator for diluted earnings per unit - adjusted weighted average units	23,184,696	17,475,291

Basic earnings per unit:
(Loss) income from continuing operations attributable to common units	$(0.33)	$0.20
Discontinued operations	—	0.01

Net (loss) income attributable to common units	$(0.33)	$0.21

Diluted earnings per unit:
(Loss) income from continuing operations attributable to common units	$(0.33)	$0.20
Discontinued operations	—	0.01

Net (loss) income attributable to common units	$(0.33)	$0.21

16. Subsequent Events

On April 1, 2013, Aviv Financing II acquired a property in California from an unrelated third party for a purchase price of $0.8 million. The Partnership financed this purchase through cash.

On April 12, 2013, Aviv Financing II sold a property in Washington and a property in Massachusetts for a sales price of $0.4 million.

On April 15, 2013, Aviv Financing II acquired property in California from an unrelated third party for a purchase price of $0.7 million. The Partnership financed this purchase through cash.

On April 15, 2013, the Company redeemed all of the 125 outstanding shares of the REIT’s preferred stock at a redemption price equal to $1,000 per share, plus a redemption premium of $25 per share, plus accrued and unpaid dividends up to and including the redemption date.”

On April 16, 2013, Aviv Financing IV entered into a First Amendment to Credit Agreement which converted the entire $100.0 million secured delayed-draw term loan available under the Revolving Credit Facility into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300.0 million to $400.0 million. On May 7, 2013, the balance on the Revolving Credit Facility was $35.0 million.

On April 23, 2013, Aviv Financing II acquired one property in Indiana from an unrelated third party for a purchase price of $1.2 million and one property in Texas from an unrelated third party for a purchase price of $2.4 million. The Partnership financed these purchases through cash.

On May 3, 2013, Aviv Financing II acquired a land parcel in Connecticut from an unrelated third party for a purchase price of $2.4 million. The Partnership financed this purchase through cash.

17. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors and Subordinated Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, and March 2012. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors or Subordinated Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of March 31, 2013

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$52,406	$758,388,922	$196,205,776	$26,379,786	$—	$981,026,890
Cash and cash equivalents	17,949,305	(2,013,961)	(527,595)	592,986	—	16,000,735
Deferred financing costs, net	8,604,455	—	5,233,964	14,218	—	13,852,637
Other	14,647,092	54,656,170	14,098,441	3,125,442	—	86,527,145
Investment in and due from related parties, net	926,414,840	—	—	—	(926,414,840)	—

Total assets	$967,668,098	$811,031,131	$215,010,586	$30,112,432	$(926,414,840)	$1,097,407,407

Liabilities and equity
Secured notes payable and other debt	$403,077,733	$—	$75,000,000	$21,384,144	$—	$499,461,877
Due to related parties	1,274,653	—	—	—	—	1,274,653
Tenant security and escrow deposits	—	14,115,227	3,246,567	392,716	—	17,754,510
Accounts payable and accrued expenses	7,732,260	4,664,309	1,290,515	48,846	—	13,735,930
Other liabilities	568,735	8,667,422	929,563	—	—	10,165,720

Total liabilities	412,653,381	27,446,958	80,466,645	21,825,706	—	542,392,690
Total equity	555,014,717	783,584,173	134,543,941	8,286,726	(926,414,840)	555,014,717

Total liabilites and equity	$967,668,098	$811,031,131	$215,010,586	$30,112,432	$(926,414,840)	$1,097,407,407

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Net real estate investments	$53,750	$759,625,163	$197,221,045	$26,561,058	$—	$983,461,016
Cash and cash equivalents	16,869,495	(1,746,141)	(68,241)	479,260	—	15,534,373
Deferred financing costs, net	8,964,976	—	5,672,918	13,371	—	14,651,265
Other	15,737,837	50,572,222	14,120,937	3,109,044	—	83,540,040
Investment in and due from related parties, net	711,027,894	—	—	—	(711,027,894)	—

Total assets	$752,653,952	$808,451,244	$216,946,659	$30,162,733	$(711,027,894)	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$403,180,433	$—	$280,506,139	$21,466,843	$—	$705,153,415
Due to related parties	7,542,333	—	5,912	—	—	7,548,245
Tenant security and escrow deposits	50,000	14,310,889	3,560,361	356,922	—	18,278,172
Accounts payable and accrued expenses	13,702,409	6,469,852	3,988,102	47,451	—	24,207,814
Other liabilities	7,677,280	9,090,462	4,729,809	—	—	21,497,551

Total liabilities	432,152,455	29,871,203	292,790,323	21,871,216	—	776,685,197
Total equity	320,501,497	778,580,041	(75,843,664)	8,291,517	(711,027,894)	320,501,497

Total liabilities and equity	$752,653,952	$808,451,244	$216,946,659	$30,162,733	$(711,027,894)	$1,097,186,694

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended March 31, 2013

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$25,646,025	$7,290,918	$702,756	$—	$33,639,699
Interest on secured loans and financing lease	278,115	689,093	91,431	—	—	1,058,639
Interest and other income	175	1,396	402	38	—	2,011

Total revenues	278,290	26,336,514	7,382,751	702,794	—	34,700,349
Expenses
Interest expense	8,007,822	—	5,038,990	298,605	—	13,345,417
Depreciation and amortization	1,344	6,373,770	1,441,757	181,272	—	7,998,143
General and administrative	11,391,971	58,783	2,424,315	14,965	—	13,890,034
Transaction costs	64,429	117,475	—	750	—	182,654
Loss on impairment of assets	—	—	—	—	—	—
Reserve for uncollectible secured loan and other receivables	—	(10,556)	24,763	—	—	14,207
Gain on sale of assets, net	—	(264,001)	—	—	—	(264,001)
Loss on extinguishment of debt	—	—	10,974,196	—	—	10,974,196
Other expenses	—	—	—	—	—	—

Total expenses	19,465,566	6,275,471	19,904,021	495,592	—	46,140,650

(Loss) income from continuing operations	(19,187,276)	20,061,043	(12,521,270)	207,202	—	(11,440,301)
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(19,187,276)	20,061,043	(12,521,270)	207,202	—	(11,440,301)

Equity in income (loss) of subsidiaries	7,746,975	—	—	—	(7,746,975)	—

Net (loss) income allocable to common units	$(11,440,301)	$20,061,043	$(12,521,270)	$207,202	$(7,746,975)	$(11,440,301)

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended March 31, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues
Rental income	$—	$20,692,661	$6,869,058	$353,545	$—	$27,915,264
Interest on secured loans and financing lease	552,732	707,793	85,597	—	—	1,346,122
Interest and other income	3,087	3,332	—	—	—	6,419

Total revenues	555,819	21,403,786	6,954,655	353,545	—	29,267,805
Expenses
Interest expense	6,060,146	—	5,778,717	115,190	—	11,954,053
Depreciation and amortization	—	4,544,385	1,371,166	82,022	—	5,997,573
General and administrative	1,473,902	31,853	2,348,897	—	—	3,854,652
Transaction costs	295,354	280,901	102,189	—	—	678,444
Loss on impairment of assets	—	699,201	—	—	—	699,201
Reserve for uncollectible secured loan and other receivables	100,351	—	36,884	—	—	137,235
Gain on sale of assets, net	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	—	100,088	—	—	100,088

Total expenses	7,929,753	5,556,340	9,737,941	197,212	—	23,421,246

(Loss) income from continuing operations	(7,373,934)	15,847,446	(2,783,286)	156,333	—	5,846,559
Discontinued operations	—	219,379	—	(49,654)	—	169,725

Net (loss) income	(7,373,934)	16,066,825	(2,783,286)	106,679	—	6,016,284

Equity in income (loss) of subsidiaries	13,390,218	—	—	—	(13,390,218)	—

Net income (loss) allocable to common units	$6,016,284	$16,066,825	$(2,783,286)	$106,679	$(13,390,218)	$6,016,284

Unrealized loss on derivative instruments	—	—	(208,328)	—	—	(208,328)

Total comprehensive income (loss)	$6,016,284	$16,066,825	$(2,991,614)	$106,679	$(13,390,218)	$5,807,956

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three months Ended March 31, 2013

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(227,737,084)	$6,165,951	$214,248,890	$178,046	$—	$(7,144,197)
Investing activities
Sale of real estate investments	—	1,753,871	—	—	—	1,753,871
Capital improvements	—	(4,528,064)	(377,174)	—	—	(4,905,238)
Development projects	—	(1,776,193)	(47,777)	—	—	(1,823,970)
Secured loan receivables received from others	861,224	298,430	88,064	—	—	1,247,718
Secured loan receivables funded to others	(11,000)	(2,181,815)	(138,065)	—	—	(2,330,880)

Net cash provided by (used in) investing activities	850,224	(6,433,771)	(474,952)	—	—	(6,058,499)
Financing activities
Borrowings of debt	—	—	100,000,000	—	—	100,000,000
Repayment of debt	—	—	(305,506,139)	(63,345)	—	(305,569,484)
Payment of financing costs	—	—	(5,121,153)	(975)	—	(5,122,128)
Payment for swap termination			(3,606,000)			(3,606,000)
Capital contributions	361,149					361,149
Initial public offering proceeds	281,478,486	—	—	—	—	281,478,486
Deferred contribution	—	—	—	—	—	—
Cost of raising capital	(25,248,699)	—	—	—	—	(25,248,699)
Cash distributions to partners	(28,624,266)	—	—	—	—	(28,624,266)

Net cash provided by (used in) financing activities	228,966,670	—	(214,233,292)	(64,320)	—	13,699,058

Net increase (decrease) in cash and cash equivalents	1,079,810	(267,820)	(459,354)	113,726	—	466,362
Cash and cash equivalents:
Beginning of period	16,869,495	(1,746,141)	(68,241)	479,260	—	15,534,373

End of period	$17,949,305	$(2,013,961)	$(527,595)	$592,986	$—	$16,000,735

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Three months Ended March 31, 2012

(unaudited)

	Issuers	Subsidiary Guarantors	Subordinated Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(119,368,287)	$28,428,960	$83,972,443	$8,085,330	$—	$1,118,446
Investing activities
Purchase of real estate investments	—	(18,975,000)	(4,800,000)	—	—	(23,775,000)
Capital improvements	—	(348,246)	(786,582)	—	—	(1,134,828)
Development projects	—	(6,724,949)	—	(1,491,054)	—	(8,216,003)
Secured loan receivables received from others	566,829	244,625	137,593	—	—	949,047
Secured loan receivables funded to others	(2,163,720)	(540,510)	11,608	—	—	(2,692,622)

Net cash used in investing activities	(1,596,891)	(26,344,080)	(5,437,381)	(1,491,054)	—	(34,869,406)
Financing activities
Borrowings of debt	101,000,000	—	33,049,000	—	—	134,049,000
Repayment of debt	—	—	(109,188,658)	(6,098,907)	—	(115,287,565)
Payment of financing costs	(2,022,338)	—	(2,581,092)	—	—	(4,603,430)
Capital contributions	75,000,000	—	—	—	—	75,000,000
Cost of raising capital	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(10,948,037)	—	—	—	—	(10,948,037)

Net cash provided by (used in) financing activities	128,029,625	—	(78,720,750)	(6,098,907)	—	43,209,968

Net increase (decrease) in cash and cash equivalents	7,064,447	2,084,880	(185,688)	495,369	—	9,459,008
Cash and cash equivalents:
Beginning of period	42,354,896	(2,718,341)	85,923	(518,751)	—	39,203,727

End of period	$49,419,343	$(633,461)	$(99,765)	$(23,382)	$—	$48,662,735

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under “Risk Factors” Part II, Item 1A of this Quarterly Report, in our Annual Report on Form 10-K and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We are a self-administered REIT specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We receive a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of March 31, 2013, our portfolio consisted of 257 properties in 29 states leased to 37 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 18.8% of our contractual rent as of March 31, 2013. Our properties are leased to a diversified group of operators, with no single operator representing more than 15.4% of our contractual rent as of March 31, 2013.

As a result of our many years of industry experience and excellent reputation in the industry, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of March 31, 2013, 70% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.3% of our contractual rent as of March 31, 2013 are supported by personal and/or corporate guarantees and 89.2% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of March 31, 2013, only 9.7% of our leases were scheduled to expire before 2018.

We finance investments through borrowings under our credit facilities, unsecured senior notes, issuances of equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of operators and properties.

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

Our indebtedness outstanding is comprised principally of unsecured obligations under the Senior Notes and borrowings under our Revolving Credit Facility.

Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Revenues increased $5.4 million or 18.6% from $29.3 million for the three months ended March 31, 2012 to $34.7 million for the same period in 2013. The increase in revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2012 and the factors set forth below.

Detailed changes in revenues for the three months ended March 31, 2013 compared to the same period in 2012 were as follows:

•

Rental income increased $5.7 million or 20.5% from $27.9 million for the three months ended March 31, 2012 to $33.6 million for the same period in 2013. The increase is primarily due to the additional rent of approximately $4.9 million associated with the acquisitions and investments made during 2012 and a $0.2 million increase in real estate tax income due to non-recurring write-offs of real estate tax escrows and non-recoverable real estate taxes on closed facilities incurred for the three months ended March 31, 2012 where no such write-offs were incurred in the same period in 2013.

•

Interest on secured loans decreased $0.2 million or 21.4% from $1.3 million for the three months ended March 31, 2012 to $1.1 million for the same period in 2013. The decrease is primarily due to less interest earned on loans to two operators in 2012 compared to 2013.

•	Interest and other income remained materially consistent for the three months ended March 31, 2012 compared to the same period in 2013.

Expenses

Expenses increased $22.7 million or 97.0% from $23.4 million for the three months ended March 31, 2012 to $46.1 million for the same period in 2013. This increase was primarily due to an increase of $11.0 million in loss on extinguishment of debt, $10.0 million in general and administrative expense, and $2.0 million of depreciation and amortization expense.

Detailed changes in expenses for the three months ended March 31, 2013 compared to the same period in 2012 were as follows:

•

Interest expense increased $1.4 million or 11.6% from $11.9 million for the three months ended March 31, 2012 to $13.3 million for the same period in 2013. The majority of the increase was due to a $1.9 million increase in Senior Notes interest expense, net of bond premium amortization due to a full three months of interest in 2013 on the $100 million of additional bonds that were issued in March 2012. Additionally, there was $0.6 million decrease in mortgage interest expense due to the pay down of the debt in relation to the IPO.

•

Depreciation and amortization expense increased $2.0 million or 33.4% from $6.0 million for the three months ended March 31, 2012 to $8.0 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities during 2012.

•

General and administrative expense increased $10.0 million from $3.8 million for the three months ended March 31, 2012 to $13.9 million for the same period in 2013. The increase was primarily due to $9.0 million of performance and time based MIP option non-cash stock-based compensation and $0.9 million of other awards vesting in March 2013 as a result of the IPO.

•

Transaction costs decreased $0.5 million or 73.1% from $0.7 million for the three months ended March 31, 2012 to $0.2 million for the same period in 2013. The decrease was primarily due to a decrease in activity related to acquisitions during the three months ended March 31, 2013.

•

Loss on impairment expense was $0 for the three months ended March 31, 2013. Loss on impairment expense was $0.7 million for the three months ended March 31, 2012, representing the non-recurring loss on two facilities where a portion of the carrying value was not deemed recoverable.

•

Reserve for uncollectible secured loan receivables decreased $0.1 million or 89.6% from $0.1 million for the three months ended March 31, 2012 to $14,000 for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from one operator.

•

Gain on sale of assets, net increased $0.3 million or 100% from $0 for the three months ended March 31, 2012 to $0.3 million for the same period in 2013. The increase was due to the fact that there were no dispositions for the three months ended March 31, 2012 and two dispositions for the same period in 2013.

•

Loss on extinguishment of debt was $11.0 million for the three months ended March 31, 2013 due to the non-cash write-off of $5.2 million of deferred financing costs, $2.1 million in prepayment fees related to paying off the Term and Acquisition Line, and 2016 Revolver, and $3.6 million in swap settlement fees paid, all of which were settled in conjunction with the IPO.

•

Other expenses decreased $0.1 million or 100% from $0.1 million for the three months ended March 31, 2012 to $0 for the same period in 2013. Other expenses represented an earnout accretion expense that ended December 2012 with the final earnout payment.

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

We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, development projects, income producing capital expenditures and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or common shares, issuance of OP Units of the Partnership, or other securities or borrowings (including under our Revolving Credit Facility).

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Senior Notes, and the Revolving Credit Facility. We have a total indebtedness of approximately $499.5 million (inclusive of our debt premium) as of March 31, 2013. Substantially all of such indebtedness is scheduled to mature in late 2016 or thereafter.

As of March 31, 2013, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

7.75% Senior Notes due 2019

On February 4, 2011, April 5, 2011, and March 28, 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), issued $200 million, $100 million, and $100 million, respectively, of 7.75% Senior Notes due 2019 (the “Senior Notes”), in a series of private placements. The Issuers subsequently conducted an exchange offer in which all of the Senior Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of Aviv REIT. The obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.

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

Revolving Credit Facility

On March 26, 2013, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A. (collectively, the “Revolving Credit Facility”). On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. The Revolving Credit Facility also has an accordion feature that may allow us to increase the availability thereunder by an additional $100 million to $500 million.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The Revolving Credit Facility bears interest at the rate of LIBOR plus a margin of 235 basis points to 300 basis points, depending on our leverage ratio, and the interest rate was 2.55% at March 31, 2013. The initial term of the Revolving Credit Facility expires on March 26, 2016 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Revolving Credit Facility are available for general corporate purposes.

The amount available for us to borrow under the Revolving Credit Facility is subject to the lesser of the aggregate mortgage ability amount for each of the properties that form the borrowing base of the facility and the aggregate collateral value amount of the borrowing base assets. The Revolving Credit Facility may be repaid from time to time at our option, and amounts repaid under the Revolving Credit Facility may be redrawn. An unused fee equal to 50 basis points of the unused balance on the Revolving Credit Facility is due quarterly.

Our ability to borrow under the Revolving Credit Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including:

•	a leverage ratio (defined as consolidated total indebtedness to total asset value) of less than 60%,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50:1.00,

•	a minimum tangible net worth equal to at least $350.0 million plus 80% of the net proceeds of any additional equity issuances, and

•	a minimum rent coverage ratio of greater than or equal to 1.30:1.00.

Under the Revolving Credit Facility, our distributions may not exceed the greater of (i) 95% of our Adjusted FFO or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions (other than those required to allow us to qualify and maintain our status as a REIT).

We and certain of our subsidiaries guarantee the obligations under the Revolving Credit Facility and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for the obligations.

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

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of March 31, 2013 (including future interest payments).

	Payments Due by Period
	(in thousands)
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
Mortgage term loan and other notes payable	$3,230	$88,524	(1)	$1,431	$18,962	$112,147
7.75% Senior Notes due 2019 (2)	31,000	62,000		62,000	428,417	583,417

Total	$34,230	$150,524	(1)	$63,431	$447,379	$695,564

(1)	Primarily relates to maturity of indebtedness under our Revolving Credit Facility in March 2016. Does not give effect to any amounts to be drawn under the Revolving Credit Facility which would also mature in March 2016.
(2)	Reflects $400 million outstanding of our 7.75% Senior Notes due 2019.

Cash Flows of Aviv REIT

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

•

Cash (used in) provided by operations decreased $1.5 million from $1.1 million for the three months ended March 31, 2012 to $(0.4) million for the same period in 2013. The decrease was primarily due to a ($4.1) million increase in cash outflow for the settlement of accounts payable and accrued expenses, ($2.0) million increase in cash outflow for the settlement of a termination fee to one of our operators that was included in other liabilities, offset by $1.7 million increase in other assets for the recognition of organizational costs and $0.8 million in additional collections of outstanding tenant receivables for the three months ended March 31, 2013 as compared to the same period in 2012.

•

Cash used in investing activities decreased $28.8 million or 82.6% from $34.9 million for the three months ended March 31, 2012 to $6.1 million for the same period in 2013. The decrease is due to $23.8 million being spent to acquire ten properties for the three months ended March 31, 2012 and no acquisitions made for the same period in 2013, offset by $1.7 million in additional proceeds received for the sale of one property and $2.6 million in less cash spent for capital and development projects for three months ended March 31, 2013, as compared to the same period in 2012.

•

Cash provided by financing activities decreased $7.4 million from $43.2 million for the three months ended March 31, 2012 to $35.8 million for the same period in 2013. The decrease was primarily due to $271.8 million in additional net cash funding received as a result of the IPO, net of capital raising costs, offset by $10.9 million in additional cash spent to pay distributions from the quarter ended December 31, 2012, as well as distributions paid through the date of the IPO in 2013, $190.3 million in additional cash used to pay down the outstanding loans, primarily consisting of the Term Loan, Acquisition Credit line, and 2016 Revolver, $34.0 million in less cash drawn on existing loans as no acquisitions were made in 2013, $39.6 million less in capital contributions outside of the IPO, and $0.5 million in additional cash spent for deferred financing costs associated with the corresponding loan activity for the three months ended March 31, 2013, as compared to the same period in 2012.

Summary of Significant Accounting Policies

See footnotes to unaudited consolidated financial statements included herein and in Aviv REIT’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013.

Presentation of Non-GAAP Financial Information

We use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles (“GAAP”). The “non-GAAP” financial measures used in this report include FFO, Normalized FFO, Adjusted FFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets and gain (loss) on sale of assets.

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and change in fair value of derivatives.

•	Adjusted FFO represents normalized FFO before amortization of deferred financing costs, non-cash stock-based compensation, straight-line rent and rental income from intangible amortization.

•	EBITDA represents net income before interest expense (net) and depreciation and amortization.

•

Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets , transaction costs, write off of straight-line rents, stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

Our management uses FFO, Normalized FFO, Adjusted FFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of our ability to incur and service debt. Because FFO, Normalized FFO and Adjusted FFO exclude depreciation and amortization unique to real estate, impairment, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other real estate investment trusts, or REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO, Normalized FFO and Adjusted FFO, interest costs, in each case providing perspective not immediately apparent from net income. In addition, we believe that FFO, Normalized FFO, Adjusted FFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

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

	Three Months Ended March 31
Other Information	2013	2012
FFO	$(3,706,159)	$12,713,058
Normalized FFO	7,450,691	13,491,854
Adjusted FFO	15,608,813	12,460,540
EBITDA	9,903,046	23,964,823
Adjusted EBITDA	31,151,565	25,745,284

The following table is a reconciliation of net income (loss) to FFO, Normalized FFO and Adjusted FFO:

	Three Months Ended March 31
Funds from Operations	2013	2012

Net income (loss)	$(11,440,301)	$6,016,284
Depreciation and amortization	7,998,143	5,997,573
Loss on impairment of assets	—	699,201
Gain on sale of assets, net	(264,001)	—

Funds from Operations	(3,706,159)	12,713,058
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	—	100,352
Transaction costs	182,654	678,444
Change in fair value of derivatives	—	—

Normalized Funds from Operations	7,450,691	13,491,854
Amortization of deferred financing costs	901,245	773,336
Non-cash stock-based compensation	10,355,670	244,196
Straight-line rental income, net	(2,732,941)	(1,680,092)
Rental income from intangible amortization, net	(365,852)	(368,754)

Adjusted Funds from Operations	$15,608,813	$12,460,540

The following table is a reconciliation of our cash flows (used in) provided by operating activities to FFO, Normalized FFO and Adjusted FFO:

	Three Months Ended March 31
Funds from Operations	2013	2012
Cash flows (used in) provided by operating activities	$(585,087)	$1,116,498
Depreciation from discontinued operations	—	(34,109)
Reserve for uncollectible loan receivables	(14,207)	(100,352)
Non-cash stock-based compensation	(10,355,670)	(244,196)
Amortization of deferred financing costs	(901,245)	(775,336)
Straight-line rental income, net	2,732,941	1,680,092
Rental income from intangible amortization, net	365,852	368,754
Changes in operating assets and liabilities	10,089,817	10,744,977
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Change in fair value of derivatives	—	—
Other	122,054	(30,006)

Funds from Operations	(3,706,159)	12,713,058
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	—	100,352
Transaction costs	182,654	678,444
Change in fair value of derivatives	—	—

Normalized Funds from Operations	7,450,691	13,491,854
Amortization of deferred financing costs	901,245	773,336
Non-cash stock-based compensation	10,355,670	244,196
Straight-line rental income, net	(2,732,941)	(1,680,092)
Rental income from intangible amortization, net	(365,852)	(368,754)

Adjusted Funds from Operations	$15,608,813	$12,460,540

The following table is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31
EBITDA	2013	2012
Net income (loss)	$(11,440,301)	$6,016,284
Interest expense, net	13,345,204	11,950,966
Depreciation and amortization	7,998,143	5,997,573

EBITDA	9,903,046	23,964,823
Loss on impairment of assets	—	699,201
Gain on sale of assets, net	(264,001)	—
Transaction costs	182,654	678,444
Write off of straight-line rents	—	58,268
Non-cash stock-based compensation	10,355,670	244,196
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	—	100,352
Change in fair value of derivatives	—	—

Adjusted EBITDA	$31,151,565	$25,745,284

The following table is a reconciliation of our cash flows (used in) provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31
EBITDA	2013	2012
Cash flows (used in) provided by operating activities	$(585,087)	$1,116,498
Interest expense, net	13,345,204	11,950,966

Depreciation from discontinued operations	—	(34,109)

Amortization of deferred financing costs	(901,245)	(775,336)

Straight-line rental income, net	2,732,941	1,680,092
Rental income from intangible amortization, net	365,852	368,754

Non-cash stock based compensation	(10,355,670)	(244,196)

Gain on sale of assets, net	264,001	—

Loss on impairment of assets	—	(699,201)

Reserve for uncollectible loan receivables	(14,207)	(100,352)
Changes in operating assets and liabilities	10,089,817	10,744,977
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Other	122,054	(30,006)

EBITDA	9,903,046	23,964,823
Loss on impairment of assets	—	699,201
Gain on sale of assets, net	(264,001)	—
Transaction costs	182,654	678,444
Write-off of straight-line rents	—	58,268
Non-cash stock based compensation	10,355,670	244,196
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	—	100,352
Change in fair value of deriviatives	—	—

Adjusted EBITDA	$31,151,565	$25,745,284

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of March 31, 2013, approximately $424.5 million of our consolidated borrowings bore interest at fixed rates (primarily representing our Senior Notes) and $75.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Revolving Credit Facility). To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distribution to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $75.0 million on our variable rate indebtedness during the quarter ended March 31, 2013, our interest expense would have increased by $187,500 for the quarter ended March 31, 2013.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended March 31, 2013, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended March 31, 2013, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Except for the additional risk factors listed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Relating to Our Organization and Structure

Our primary asset is our partnership interest in the Partnership and, as a result, we depend on distributions from the Partnership to pay dividends and expenses.

We are a holding company and have no material assets other than our general partner interest and OP Units in the Partnership. We intend to cause the Partnership to make distributions to limited partners, including us, in an amount sufficient to allow us to qualify as a REIT for U.S. federal income tax purposes and to pay all our expenses. To the extent we need funds and the Partnership is restricted from making distributions under applicable law or otherwise, or if the Partnership is otherwise unable to provide such funds, the failure to make such distributions could materially adversely affect our liquidity and financial condition.

Members of our management and board of directors are unitholders of the Partnership, and their interests may differ from those of our public stockholders.

Members of our management and board of directors are also holders of OP Units of the Partnership. Those unitholders may have conflicting interests with holders of our common stock. For example, holders of OP Units may have different tax positions from us or holders of our common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Lindsay Goldberg, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own a significant amount of our common stock and OP Units and have the ability to exercise significant influence over the Company and any matter presented to our stockholders.

Lindsay Goldberg, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own shares of common stock and OP Units representing approximately 45.1%, 8.0% and 11.3%, respectively, of our outstanding common stock on a fully-diluted basis, including net shares issuable under in-the-money options. As a result of their equity ownership and their positions within our company, each of Lindsay Goldberg, Mr. Bernfield and members of the Karkomi Estate individually or, to the extent their interests are aligned, collectively may be able to influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. In addition, Lindsay Goldberg has the right to nominate three directors to our board. Therefore, each of Lindsay Goldberg, Mr. Bernfield and the Karkomi Estate (and members thereof) have substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial. Lindsay Goldberg has agreed that, in connection with any merger to which the Company is a constituent party, a sale of all or substantially all of the assets of the Company, plans of liquidation involving the Company, or issuances of capital stock by the Company, in each case, to the extent such matter is submitted to a vote of stockholders or included in a solicitation of consents with respect to the stockholders, it will vote its shares in the Company which represent up to its indirect ownership percentage of the Partnership in its sole and absolute discretion and will vote its shares in excess of such amount in proportion with the other stockholders of the Company that are unaffiliated with Lindsay Goldberg.

We currently qualify as an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We currently qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to qualify as an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that do not qualify as emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could qualify as an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer qualify as an emerging growth company as of the following December 31st. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have limited experience operating as a REIT and therefore may have difficulty in successfully and profitably operating our business in compliance with the regulatory requirements applicable to REITs.

Aviv REIT, Inc. was formed on July 30, 2010, and we have limited experience operating as a REIT and complying with the numerous technical restrictions and limitations set forth in the Internal Revenue Code of 1986, as amended, or the Code, as applicable to REITs. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with regulatory requirements applicable to REITs.

The obligations associated with being a public company require significant resources and management attention.

As a result of the issuance of our Senior Notes in February 2011, we are a public reporting company under the Exchange Act of 1934, or the Exchange Act. However, we have limited experience complying with Securities and Exchange Commission, or SEC, regulations. As a result of the IPO, we must comply with additional laws, regulations and requirements, including the requirements of the New York Stock Exchange, with which we have not previously been required to comply. Despite recent reforms made possible by the JOBS Act, compliance with these laws, regulations and requirements occupy a significant amount of time of our board of directors and management and may significantly increase our legal, accounting and other expenses, particularly after we no longer qualify as an “emerging growth company.” Furthermore, the need to establish the corporate infrastructure demanded of public companies may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments and attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. Beginning with the fiscal year ending December 31, 2014, we will be required to file an annual management assessment of the effectiveness of our internal control over financial reporting with the SEC. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report on Form 10-K following the date on which we no longer qualify as an “emerging growth company” or we opt not to use the applicable exemption. In connection with our implementation of the necessary procedures and practices related to internal control over financial reporting, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. If we fail to comply with Section 404, or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. Subject to some exceptions, our charter prohibits any stockholder from owning actually or constructively more than 8.6% (in value) of our outstanding common stock or of our outstanding stock of all classes and series. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 8.6% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 8.6% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

Subject to certain limitations, provisions of the MGCL prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our stock or an affiliate or associate of us who beneficially owned 10% or more of the voting power of our stock during the previous two years) or an affiliate of the interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder. After the five year period, business combinations between us and an interested stockholder or an affiliate of the interested stockholder must generally either provide a minimum price to our stockholders or be approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding stock and at least two-third of the votes entitled to be cast by stockholders other than the interested stockholder and its affiliates and associates.

These provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. As permitted by the statute, our board of directors has by resolution exempted any business combination between us and any other person or entity from the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person or entity. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by our company with the supermajority vote requirements and the other provisions of the statute. Our bylaws provide that this resolution may only be revoked, altered or amended, and our board of directors may only adopt any resolution inconsistent with such resolution, or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL, with the affirmative vote of a majority of the votes cast on the matter by holders of outstanding shares of our common stock.

The MGCL also provides that holders of control shares (which are shares of our stock which, when aggregated with other shares that the acquiror owns or is entitled to direct the exercise of voting power (other than solely by virtue of a revocable proxy), entitle the stockholder to exercise (i) at least 10% but less than 33%, (ii) at least 33% but less than a majority or (iii) a majority of the voting power in the election of directors) generally have no voting rights with respect to control shares except to the extent approved by stockholders (other than the holder of the control shares, our officers and our directors who are also our employees) entitled to cast at least two-thirds of the votes entitled to be cast on the matter. As permitted by Maryland law, our bylaws contain a provision exempting from the provisions of the MGCL relating to control share acquisitions any and all acquisitions by any person of our common stock. Our board of directors may not amend this provision of our bylaws without the approval of a majority of the votes cast on any such amendment by holders of outstanding shares of our common stock.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests. We are already subject to certain of these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election in our charter to be subject to certain provisions of Subtitle 8.

We may change our investment strategies and policies without stockholder approval.

Our board of directors, without the approval of our stockholders, may alter our investment strategies and policies if it determines that a change is in our best interests. The methods of implementing our investment strategies and policies may vary as new investments and financing techniques are developed.

Risks Relating to Our Tax Status and Other Tax Related Matters

Our failure to remain qualified as a REIT would have significant adverse consequences to us and the value of our common stock.

To qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT. Although we currently intend to comply with these requirements and maintain REIT status, we may not satisfy the REIT requirements in the future. Furthermore, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without approval of our stockholders, if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. Our failure to remain qualified as a REIT would have significant adverse consequences to us and the value of our common stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates applicable to some dividends.

The maximum tax rate for qualified dividends, which are dividends received during the applicable tax year from U.S. corporations and from certain qualified non-U.S. corporations, payable to taxable non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, are generally not eligible for the 20% rate. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment currently given to corporate dividends, which could negatively affect the value of our properties. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Non-U.S. stockholders may be subject to FIRPTA tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

A non-U.S. stockholder that disposes of a “U.S. real property interest”, or USRPI (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution attributable to gains from such a disposition, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from (or to the extent attributable to gains from) such disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT that is “domestically controlled.” A REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to FIRPTA tax, unless (i) our shares of common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 5% of our common stock. Furthermore, certain distributions by us may be subject to FIRPTA tax unless our shares of common stock are regularly traded on an established securities market located in the United States and the condition in clause (ii) of the immediately preceding sentence is satisfied.

Distributions to tax-exempt stockholders may be classified as UBTI.

Although generally exempt from U.S. federal income tax, tax-exempt entities may be subject to taxation on their “unrelated business taxable income” (as such term is defined in the Code), or UBTI. While some investments in real estate may generate UBTI, the IRS has ruled that dividend distributions from a REIT to a tax-exempt entity generally do not constitute UBTI, subject to certain exceptions. However, tax-exempt stockholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from U.S. federal income taxation under certain sections of the Code are subject to different UBTI rules, which generally require such stockholders to characterize distributions that we make as UBTI. Moreover, in certain circumstances, a pension trust that owns more than 10% of our stock could be required to treat a percentage of any dividends received from us as UBTI.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.

In order to maintain our qualification as a REIT under the Code, our charter generally restricts (subject to certain exceptions) any person from actually or constructively owning more than 8.6% (in value) of our common stock or of our outstanding stock of all classes and series. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to you or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease a stockholder’s ability to sell its shares of common stock.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates and market conditions in general could have a significant impact on the future market price of our common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our funds from operations or earnings estimates;

•	increases in market interest rates may lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions;

•	our operating performance and the performance of other similar companies;

•	changes in accounting principles;

•	passage of legislation or other regulatory developments that adversely affect us or our industry; and

•	the potential impact of governmental budgets and healthcare reimbursement expenditures.

Market interest rates may have an effect on the value of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution or interest rate on our common stock or seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease because potential investors may require a higher dividend yield on our common stock as market rates on interest-bearing securities, such as bonds, rise. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and make distributions to stockholders.

Future sales of shares of our common stock may depress the price of our shares.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Any sales by us or our existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline. The exercise of any options or the vesting of any restricted stock granted to our directors, executive officers and other employees under our 2010 Management Incentive Plan and 2013 Long-Term Incentive Plan, the issuance of our common stock in connection with facility, portfolio or business acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. In addition, future sales of shares of our common stock by us may be dilutive to existing stockholders.

Our cash available for distributions may not be sufficient to make distributions at expected levels.

We may be unable to pay our annual distributions to stockholders out of cash available for distributions. If sufficient cash is not available for distributions from our operations, we may have to fund distributions from working capital or to borrow to provide funds for such distributions, or to reduce the amount of such distributions. To the extent that we fund distributions from working capital, our cash available for investing purposes will decrease.

Item 6. EXHIBITS.

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on March 29, 2013 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on March 29, 2013 and incorporated herein by reference thereto.

3.3	Second Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Properties Limited Partnership dated March 26, 2013, included as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on March 29, 2013 and incorporated herein by reference thereto.

10.1	Investment Agreement dated March 25, 2013 between Aviv REIT, Inc. and LG Aviv L.P., included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on March 29, 2013 and incorporated herein by reference thereto.

10.2	Credit Agreement dated March 26, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, the other Borrowers party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on March 29, 2013 and incorporated herein by reference thereto.

10.2.1	First Amendment to Credit Agreement dated April 16, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, the other Borrowers party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on April 22, 2013 and incorporated herein by reference thereto.

10.3	Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10.4	Form of Non-Employee Director Restricted Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.17 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.5	Form of Stock Award Agreement Under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.18 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.6	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

May 7, 2013	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer
(principal financial officer)

May 7, 2013	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.