Form 10-Q
period 2013-09-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2013-11-07
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, Aviv REIT, Inc. had 37,592,261 shares of common stock outstanding.

As of October 31, 2013, Aviv Healthcare Properties Limited Partnership had 11,665,182 limited partnership units outstanding that are redeemable for cash or, at Aviv REIT, Inc.’s option, shares of Aviv REIT, Inc. common stock.

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

Aviv REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Real estate investments
Land	$126,164,813	$119,224,819
Buildings and improvements	1,003,196,438	968,074,506
Construction in progress	16,984,072	4,483,684
Assets under direct financing leases	11,143,290	11,049,120

	1,157,488,613	1,102,832,129
Less accumulated depreciation	(140,837,563)	(119,371,113)

Net real estate investments	1,016,651,050	983,461,016
Cash and cash equivalents	12,232,409	17,876,319
Straight-line rent receivable, net	39,099,641	36,101,861
Tenant receivables, net	5,567,256	3,483,534
Deferred finance costs, net	12,264,331	14,651,265
Secured loan receivables, net	31,216,884	32,638,780
Other assets	9,474,485	11,315,865

Total assets	$1,126,506,056	$1,099,528,640

Liabilities and equity
Senior notes payable and other debt	$511,573,921	$705,153,415
Accounts payable and accrued expenses	12,165,861	24,207,814
Tenant security and escrow deposits	19,258,814	18,278,172
Other liabilities	8,893,277	31,386,742

Total liabilities	551,891,873	779,026,143
Equity:
Stockholders’ equity
Common stock (par value $0.01; 37,273,877 and 21,653,813 shares issued and outstanding, respectively)	372,739	216,538
Additional paid-in-capital	519,115,062	375,029,917
Accumulated deficit	(84,504,865)	(46,526,886)
Accumulated other comprehensive loss	—	(2,151,670)

Total stockholders’ equity	434,982,936	326,567,899
Noncontrolling interests	139,631,247	(6,065,402)

Total equity	574,614,183	320,502,497

Total liabilities and equity	$1,126,506,056	$1,099,528,640

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental income	$31,692,655	$30,354,273	$99,206,301	$89,683,858
Interest on secured loans and financing lease	1,131,228	860,328	3,272,341	3,543,642
Interest and other income	49,114	1,058,580	128,027	1,126,890

Total revenues	32,872,997	32,273,181	102,606,669	94,354,390
Expenses
Interest expense	9,387,086	12,905,768	32,115,139	37,693,597
Depreciation and amortization	8,301,870	6,894,012	24,399,334	19,671,033
General and administrative	4,040,535	3,947,939	21,472,935	11,406,114
Transaction costs	1,036,461	1,286,425	1,583,184	3,507,057
Loss on impairment of assets	—	1,766,873	—	6,145,731
Reserve for uncollectible secured loans and other receivables	26,740	3,604,630	56,521	8,820,937
Loss (gain) on sale of assets, net	13,378	—	(25,799)	—
Loss on extinguishment of debt	—	—	10,974,196	—
Other expenses	—	100,088	—	300,265

Total expenses	22,806,070	30,505,735	90,575,510	87,544,734

Income from continuing operations	10,066,927	1,767,446	12,031,159	6,809,656
Discontinued operations	—	—	—	4,586,692

Net income	10,066,927	1,767,446	12,031,159	11,396,348
Net income allocable to noncontrolling interests	(2,446,263)	(637,162)	(3,236,382)	(4,451,239)

Net income allocable to stockholders	$7,620,664	$1,130,284	$8,794,777	$6,945,109

Net income	$10,066,927	$1,767,446	$12,031,159	$11,396,348
Unrealized loss on derivative instruments	—	(39,482)	—	(820,974)

Total comprehensive income	$10,066,927	$1,727,964	$12,031,159	$10,575,374

Net income allocable to stockholders	$7,620,664	$1,130,284	$8,794,777	$6,945,109
Unrealized loss on derivative instruments, net of noncontrolling interest portion of $0, $14,233, $0, and $314,686, respectively	—	(25,249)	—	(506,288)

Total comprehensive income allocable to stockholders	$7,620,664	$1,105,035	$8,794,777	$6,438,821

Earnings per common share:
Basic:
Income from continuing operations allocable to stockholders	$0.20	$0.05	$0.27	$0.21
Discontinued operations, net of noncontrolling interests	—	—	—	0.14

Net income allocable to stockholders	$0.20	$0.05	$0.27	$0.35

Diluted:
Income from continuing operations allocable to stockholders	$0.20	$0.05	$0.26	$0.21
Discontinued operations, net of noncontrolling interests	—	—	—	0.14

Net income allocable to stockholders	$0.20	$0.05	$0.26	$0.35

Weighted average shares used in computing earnings per common share:
Basic	37,271,714	21,178,250	32,408,843	19,453,438
Diluted	50,838,556	21,307,401	42,101,101	19,582,589
Dividends declared per common share	$0.36	$0.33	$0.744	$1.03

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2013 (unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other	Total
	Shares	Amount			Comprehensive Income (Loss)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	21,653,813	$216,538	$375,029,917	$(46,526,886)	$(2,151,670)	$326,567,899	$(6,065,402)	$320,502,497
Non-cash stock-based compensation	—	—	10,041,169	—	—	10,041,169	888,400	10,929,569
Shares issued for settlement of board of directors and management vested stock units	440,064	4,401	8,337,831	—	—	8,342,232	—	8,342,232
Distributions to partners	—	—	—	—	—	—	(12,476,480)	(12,476,480)
Capital contributions	—	—	—	—	—	—	64,000	64,000
Initial public offering proceeds	15,180,000	151,800	303,448,200	—	—	303,600,000	—	303,600,000
Cost of raising capital	—	—	(25,379,370)	—	—	(25,379,370)	—	(25,379,370)
Retirement of derivative instruments	—	—	—	—	2,151,670	2,151,670	1,621,662	3,773,332
Dividends to stockholders	—	—	—	(46,772,756)	—	(46,772,756)	—	(46,772,756)
Reclassification of equity at initial public offering	—	—	(153,751,098)	—	—	(153,751,098)	153,751,098	—
Adjustment for noncontrolling interests ownership of operating partnership	—	—	1,388,413	—	—	1,388,413	(1,388,413)	—
Net income	—	—	—	8,794,777	—	8,794,777	3,236,382	12,031,159

Balance at September 30, 2013	37,273,877	$372,739	$519,115,062	$(84,504,865)	$—	$434,982,936	$139,631,247	$574,614,183

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$12,031,159	$11,396,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,399,334	19,705,142
Amortization of deferred financing costs	2,516,150	2,626,446
Accretion of debt premium	(376,918)	(292,423)
Straight-line rental income, net	(2,997,780)	(5,922,684)
Rental income from intangible amortization, net	(1,096,816)	(1,149,423)
Non-cash stock-based compensation	10,929,569	1,229,957
Gain on sale of assets, net	(25,799)	(4,425,246)
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	6,145,731
Reserve for uncollectible loans and other receivables	56,521	8,820,937
Accretion of earn-out provision for previously acquired real estate investments	—	300,265
Changes in assets and liabilities:
Tenant receivables	(3,785,413)	(5,424,432)
Other assets	1,058,131	(3,560,710)
Accounts payable and accrued expenses	(9,468,421)	(4,676,099)
Tenant security deposits and other liabilities	1,600,122	(856,750)

Net cash provided by operating activities	40,000,453	23,930,323
Investing activities
Purchase of real estate investments	(40,476,000)	(133,998,037)
Proceeds from sales of real estate investments	4,842,219	30,542,644
Capital improvements	(9,908,987)	(10,458,200)
Development projects	(11,979,968)	(21,238,457)
Secured loan receivables received from others	3,221,706	14,797,338
Secured loan receivables funded to others	(2,707,383)	(17,146,086)

Net cash used in investing activities	(57,008,413)	(137,500,798)

See accompanying notes to consolidated financial statements.

Aviv REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing activities
Borrowings of debt	$160,000,000	$224,761,094
Repayment of debt	(353,202,576)	(172,211,473)
Payment of financing costs	(5,289,831)	(5,143,395)
Payment for swap termination	(3,606,000)	—
Capital contributions	425,175	109,000,000
Deferred contribution	—	(35,000,000)
Initial public offering proceeds	303,600,000	—
Cost of raising capital	(25,379,370)	—
Cash distributions to partners	(16,275,919)	(12,523,881)
Cash dividends to stockholders	(48,907,429)	(21,231,417)

Net cash provided by financing activities	11,364,050	87,650,928

Net decrease in cash and cash equivalents	(5,643,910)	(25,919,547)
Cash and cash equivalents:
Beginning of period	17,876,319	40,862,023

End of period	$12,232,409	$14,942,476

Supplemental cash flow information
Cash paid for interest	$39,644,968	$41,967,088
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$—	$10,097,872
Accrued distributions payable to partners	$—	$4,052,974
Write-off of straight-line rent receivable, net	$2,887,207	$567,745
Write-off of in-place lease intangibles, net	$—	$48,554
Write-off of deferred financing costs, net	$5,160,614	$13,264
Assumed debt	$—	$11,459,794

See accompanying notes to consolidated financial statements.

AVIV REIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation, and Subsidiaries (the REIT) is the sole general partner and majority owner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership). In these footnotes, the Company refers generically to Aviv REIT, Inc., the Partnership, and their subsidiaries. The predecessor to the Partnership was formed in 2005 and, at September 30, 2013, the Partnership directly or indirectly owned or leased 263 properties, principally skilled nursing facilities, across the United States. The Company generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and the sole member of Aviv OP Limited Partner, L.L.C., a Delaware limited liability company (the sole limited partner of the Operating Partnership), the sole member of Aviv Asset Management, L.L.C., a Delaware limited liability company, and the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

On July 31, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among the REIT, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the predecessor to the Partnership. On September 17, 2010, pursuant to the terms of the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

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

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT; limited partnership units of the Partnership which at the IPO were converted into approximately 11.9 million OP Units, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At September 30, 2013, there were approximately 37.3 million shares of common stock outstanding and 11.9 million OP Units outstanding which are redeemable for cash or, at the REIT’s option, for shares of common stock. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of September 30, 2013, after giving effect to the IPO. The REIT’s weighted average economic ownership of the Partnership for the three and nine months ended September 30, 2013 and 2012 was 75.7%, 73.1%, 63.95% and 61.85%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the periods ended September 30, 2013 and 2012 are not necessarily indicative of full year results.

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

Real Estate Investments

The Company periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event estimated undiscounted cash flows indicate the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Company’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three and nine months ended September 30, 2013, no impairments were recorded. As part of the impairment evaluation for the three and nine months ended September 30, 2012, the following impairments were recorded to reflect the estimated fair values (Level 2):

Three Months Ended September 30, 2012
Youngstown, AZ	$1,076,704
Bremerton, WA	150,169
Zion, IL	540,000

$1,766,873

Nine Months Ended September 30, 2012
Youngstown, AZ	$1,634,700
Fall River, MA	141,204
West Chester, OH	3,129,658
Cincinnati, OH	90,000
Zion, IL	1,000,000
Bremerton, WA	150,169

$6,145,731

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash rental income, net	$32,554,063	$28,139,917	$95,111,705	$82,611,751
Straight-line rental income	(1,226,519)	1,802,440	2,997,780	5,922,684
Rental income from intangible amortization	365,111	411,916	1,096,816	1,149,423

Total rental income	$31,692,655	$30,354,273	$99,206,301	$89,683,858

During the three and nine months ended September 30, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $2.9 million, $2.9 million, $0 and $0.6 million, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three and nine months ended September 30, 2013 and 2012 was $0 million, $0.1 million, $0.7 million and $2.5 million, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $30,353, $94,171, $32,264 and $99,606 for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. The non-cash stock-based compensation expense incurred by the Company through September 30, 2013 is summarized in Footnote 9.

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

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding senior notes payable and other debt obligations with a carrying value of approximately $511.6 million and $705.2 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of this debt was $537.4 million and $720.8 million as of September 30, 2013 and December 31, 2012, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of $31.2 million and $32.6 million as of September 30, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of September 30, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Company on similar borrowings.

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

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial 1120 REIT, U.S. Income Tax Return for Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective at the time of the Merger. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. Even if the Company maintains REIT status, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to the Merger, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of September 30, 2013 and December 31, 2012.

Business Combinations

The Company applies ASC 805, Business Combinations (ASC 805), in determining how to account for and identify business combinations by allocating fair value to tangible and identified intangible assets acquired and liabilities assumed using market comparables and operating results (Level 3). Acquisition related costs are expensed as incurred.

Noncontrolling Interests

The carrying amount of the noncontrolling interests is adjusted to reflect the ownership percentage of the noncontrolling interests in the Company as of the balance sheet date and the changes of the underlying noncontrolling interests are recorded within additional paid-in-capital.

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

3. Real Estate Investment Activity

The Company had the following rental property activity during the nine months ended September 30, 2013 as described below:

Acquisitions

Month of Acquisition	Property Type	Located in	Purchase Price
April	Traumatic Brain Injury	CA	$779,000
April	Traumatic Brain Injury	CA	697,000
April	SNF	TX	2,400,000
April	Medical Office Building	IN	1,200,000
May	Senior Housing	CT	2,400,000
May	SNF	OH	14,350,000
June	SNF	OK	6,200,000
August	SNF	KY	9,000,000
September	SNF	TX	3,450,000

			$40,476,000

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$33,512,292	$33,719,123	$105,786,595	$98,692,216
Net income	11,020,692	2,937,860	15,177,519	14,920,725

During the three and nine months ended September 30, 2013, revenues attributable to the acquired assets were approximately $0.8 million and $1.2 million, respectively, and net income attributable to the acquired assets was approximately $0.2 million and $0.4 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results. Related to the above business combinations, the Company incurred $0.6 million of transaction costs for the nine months ended September 30, 2013.

In accordance with ASC 805, the Company allocated the approximate purchase price paid for these properties acquired in 2013 as follows:

Land	$7,414,180
Buildings and improvements	29,834,943
Furniture, fixtures, and equipment	3,226,877

Total	$40,476,000

Dispositions

During the nine months ending September 30, 2013, the Company disposed of five properties, one vacant land parcel, and 108 bed licenses for a total sales price of $5.3 million and the Company recognized a net gain on sale of approximately $26,000. The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

Construction in progress

The following summarizes the Company’s construction in progress at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	14,251,136	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(1,750,748)	(41,105,831)

	$16,984,072	$4,483,684

During 2013 and 2012, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2013, the Company placed into service one completed investment project at one property located in California. In 2012, the Company placed into service three completed investment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.7% for the three and nine months ended September 30, 2013. The balance of capitalized interest within construction in progress at September 30, 2013 and December 31, 2012 was $430,418 and $71,514, respectively. The amount capitalized during the three and nine months ended September 30, 2013, and 2012, relative to interest incurred, was $193,213, $402,200, $345,169 and $848,379, respectively.

4. Secured Loan Receivables, net

The following summarizes the Company’s secured loan receivables, net, at September 30, 2013:

	September 30, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance, January 1, 2013	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,905	2,026,035	2,405,940
Reserve for uncollectible secured loans and loan write-offs	—	(11,000)	(11,000)
Loan amortization and repayments	(1,694,788)	(2,122,048)	(3,816,836)

	$18,044,602	$13,172,282	$31,216,884

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital improvement loan receivable	$483,274	$354,089	$1,280,345	$1,024,727
Secured operator loan receivables	283,433	145,938	901,452	1,441,212
Direct financing lease	364,521	360,301	1,090,544	1,077,703

Total interest on secured loans and financing lease	$1,131,228	$860,328	$3,272,341	$3,543,642

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at September 30, 2013 and December 31, 2012 was $0 million and $0.3 million, respectively, and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

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

5. Deferred Financing Costs

The following summarizes the Company’s deferred financing costs at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Gross amount	$16,559,273	$20,995,022
Accumulated amortization	(4,294,942)	(6,343,757)

Net	$12,264,331	$14,651,265

For the three and nine months ended September 30, 2013, the Company wrote-off deferred financing costs of $0 and $9.7 million, respectively, with $0 and $4.6 million of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver, and 2016 Revolver (see Footnote 7) pay down.

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

The following summarizes the Company’s lease intangibles classified as part of other assets or other liabilities at September 30, 2013 and December 31, 2012:

	Assets
	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,436,851	$(3,335,442)	$3,101,409	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(114,053)	537,677	651,730	(65,173)	586,557
Operator relationship	212,416	(29,738)	182,678	212,416	(16,993)	195,423

	$7,300,997	$(3,479,233)	$3,821,764	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$18,077,537	$(10,125,348)	$7,952,189	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542, $61,625, $20,542 and $61,625 for the three and nine months ended September 30, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and nine months ended September 30, 2013 and 2012 was $120,327, $364,993, $146,445 and $439,336, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and nine months ended September 30, 2013 and 2012 was $485,581, $1,461,809, $515,199 and $1,540,206, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2013 and 2012, the Company wrote-off above market leases of $205,000 and $0 with accumulated amortization of $205,000 and $0, respectively, and below market leases of $7,617,858 and $205,000 with accumulated accretion of $7,617,858 and $156,446, respectively, for a net recognition of $0 and $48,554, respectively, in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities for the nine months ended September 30, 2013, and in connection with the anticipated termination of leases that were transitioned to new operators for the nine months ended September 30, 2012.

7. Senior Notes Payable and Other Debt

The Company’s senior notes payable and other debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
2019 Notes (interest rate of 7.75% at September 30, 2013 and December 31, 2012), inclusive of $2.9 million and $3.2 million net premium balance at September 30, 2013 and December 31, 2012, respectively	$402,862,222	$403,180,433
Revolving Credit Facility (interest rate of 2.53% at September 30, 2013)	95,000,000	—
Term Loan (interest rate of 5.75% at December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% at December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% at December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% at December 31, 2012)	—	7,584,974
HUD loan (interest rate of 5.00% at September 30, 2013 and December 31, 2012), inclusive of $2.4 million and $2.5 million premium balance at September 30, 2013 and December 31, 2012, respectively	13,711,699	13,881,869

Total	$511,573,921	$705,153,415

In conjunction with the IPO on March 26, 2013, the Company under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Company paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75% Senior Notes due 2019 (the 2019 Notes). The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The 2019 Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Company, under Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. The interest rate at September 30, 2013 was 2.53%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $95.0 million as of September 30, 2013.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. These acquisition loans were paid off in full on May 15, 2013.

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

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$—	$—	$—	$—	$—	$—	$4,297,831
2012	$2,068,318	$532,817	$799,225	$—	$553,761	$7,177,586	$—

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893	$8,882,184
2012	$6,204,954	$1,697,303	$2,268,373	$—	$1,661,283	$21,046,074	$—

Weighted-average Units and shares outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units	REIT Shares
2013	—	—	—	—	—	—	11,938,420	37,271,714
2012	13,467,223	4,523,145	2	8,050	2,684,900	21,178,250	—	—

Weighted-average Units and shares outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units	REIT Shares
2013	4,193,031	1,408,305	—	2,506	835,958	6,742,030	8,221,330	32,408,843
2012	13,467,223	4,523,145	2	8,050	2,684,900	19,453,438	—	—

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Company’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and nine months ended September 30, 2012 was $101,500 and $304,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program was expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of the Partnership. As a result, the Partnership has a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO.

The following table lists the cash dividends on common stock declared and paid by the Company during the nine months ended September 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
May 19, 2013	June 3, 2013	$0.384	June 17, 2013
August 16, 2013	August 30, 2013	$0.36	September 16, 2013

The above dividends represents a rate of $0.36 per share for the second and third quarter of 2013 and $0.024 per share for the period from the completion of the Company’s initial public offering on March 26, 2013 through March 31, 2013.

9. Restricted Stock Grants and Option Awards

Restricted Stock Grants

On March 26, 2013 the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the Company’s common stock are available for issuance, of which 70,500 had been issued and 217,882 had been reserved for issuance as of September 30, 2013. For the three and nine months ended September 30, 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $534,814 and $598,434, the components of which are set forth below.

The Company’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the IPO. The Company’s lead director received an unrestricted stock grant of 500 shares in connection with the IPO. The equity awards were made pursuant to the LTIP. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on March 26, 2015 and 2016, respectively, subject to the director’s continued service on the board of directors. For the three and nine months ended September 30, 2013, the Company recognized $75,389 and $139,010 of non-cash stock-based compensation expense in relation to the board of directors restricted stock grant.

On July 11, 2013, the subcommittee of the Company’s compensation committee approved the issuance of 51,000 time-based restricted stock units to members of management and other key employees. The equity awards were made pursuant to the LTIP. One half of the time-based equity awards are scheduled to vest on December 31, 2014 and the other half to vest on December 31, 2015 subject to the employee’s continued employment with the Company. The restricted stock units carry dividend equivalent rights that are subject to the same vesting terms as the underlying restricted stock units. For the three and nine months ended September 30, 2013, the Company recognized $81,968 and $81,968 of non-cash stock-based compensation expense in relation to management’s time-based restricted stock unit grant.

Effective July 11, 2013, members of the Company’s management and other key employees were awarded 81,774 performance-based restricted stock units that vest on the basis of Total Shareholder Return (“TSR”) on the Company’s stock compared to the TSR of its peer companies, as defined. The first installment of the awards is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the restricted stock units will vest on December 31, 2014 and the remaining units will vest on December 31, 2015. The restricted stock units carry dividend equivalent rights that are subject to the same vesting terms as the underlying restricted stock units. For the three and nine months ended September 30, 2013, the Company recognized $377,457 and $377,457 of non-cash stock-based compensation expense in relation to management’s performance-based restricted stock unit grant.

Option Awards

On September 17, 2010, the Company adopted the 2010 Management Incentive Plan (the MIP) as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

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

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the nine months ended September 30, 2013, $2,400,455 was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	701,560
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,956,833

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.21

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the nine months ended September 30, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.85
Outstanding	5,870,258	1,956,833
Remaining contractual life (years)	7.55	8.55
Weighted average exercise price	$17.47	$17.43

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the nine months ended September 30, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.54%
Weighted average risk-free interest rate	—	1.31%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.24%
Weighted average exercise price	—	$18.80
Weighted average fair value of options granted (per option)	—	$2.88

The Company recorded non-cash compensation expenses of $0, $9,012,270, $411,760 and $925,457 for the three and nine months ended September 30, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards.

At September 30, 2013, the total compensation cost related to outstanding, non-vested time based and performance based equity awards that are expected to be recognized as compensation cost in the future aggregates to approximately $5,336,000, as follows:

Year Ended December 31,	Restricted Stock
2013	$639,835
2014	2,845,139
2015	1,776,825
2016	74,031

Total	$5,335,830

Dividend equivalent rights associated with the MIP amounted to $0, $15,400,270, $664,426, and $1,908,991 for the three and nine months ended September 30, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Company, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Company, and various advances to entities controlled by affiliates of the Company’s management. There were no related party receivables or payables as of September 30, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions at December 31, 2012.

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

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at September 30, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Company considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

12. Commitments and Contingencies

During 2011, the Company entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Company is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.9 million has been paid to date. The remaining $0.4 million was accrued as a component of other liabilities in the consolidated balance sheets.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Company does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of September 30, 2013, the Company’s real estate investments included 263 healthcare facilities, located in 29 states and operated by 36 third party operators. At September 30, 2013, approximately 55.7% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (17.2%), Daybreak Healthcare (14.5%), EmpRes Healthcare (9.1%), Maplewood Senior Living (8.1%), and Sun Mar Healthcare (6.8%). No other operator represents more than 5.5% of total assets. The five states in which the Company had its highest concentration of total assets were Texas (17.3%), California (14.9%), Ohio (9.4%), Connecticut (8.1%) and Pennsylvania (6.8%) at September 30, 2013.

For the nine months ended September 30, 2013, the Company’s rental income from operations totaled approximately $99.2 million of which approximately $16.3 million was from Daybreak Healthcare (16.4%), $14.9 million was from Saber Health Group (15.0%), $9.2 million was from EmpRes Healthcare (9.3%), $8.1 million was from Preferred Care (8.2%), and $7.2 million was from SunMar Healthcare (7.3%). No other operator generated more than 7.2% of the Company’s rental income from operations for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$—	$—	$—	$269,932
Expenses:
Interest expense	—	—	—	(27,104)
Amortization of deferred financing costs	—	—	—	(1,958)
Gain on sale of assets, net	—	—	—	4,425,246
Loss on extinguishment of debt	—	—	—	(13,264)
Other	—	—	—	(66,160)

Total gains (expenses)	—	—	—	4,316,760

Discontinued operations	—	—	—	4,586,692
Discontinued operations allocation to noncontrolling interests	—	—	—	1,791,492

Discontinued operations allocation to controlling interests	$—	$—	$—	$2,795,200

15. Earnings Per Common Share

The following table shows the amounts used in computing basic and diluted earnings per common share.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for earnings per share - basic:
Income from continuing operations	$10,066,927	$1,767,446	$12,031,159	$6,809,656
Income from continuing operations allocable to noncontrolling interests	(2,446,263)	(637,162)	(3,236,382)	(2,659,747)

Income from continuing operations allocable to common stockholders, net of noncontrolling interests	7,620,664	1,130,284	8,794,777	4,149,909
Discontinued operations, net of noncontrolling interests	—	—	—	2,795,200

Numerator for earnings per share - basic	$7,620,664	$1,130,284	$8,794,777	$6,945,109

Numerator for earnings per share - diluted:
Numerator for earnings per share - basic	$7,620,664	$1,130,284	$8,794,777	$4,149,909
Income from continuing operations allocable to noncontrolling interests - OP Units	2,446,263	—	2,228,717	—

Subtotal	10,066,927	1,130,284	11,023,494	4,149,909
Discontinued operations, net of noncontrolling interests	—	—	—	2,795,200

Numerator for earnings per share - diluted	$10,066,927	$1,130,284	$11,023,494	$6,945,109

Denominator for earnings per share - basic and diluted:
Denominator for earnings per share - basic	37,271,714	21,178,250	32,408,843	19,453,438
Effect of dilutive securities:
Noncontrolling interests - OP Units	11,938,420	—	8,221,330	—
Stock options	1,599,329	129,151	1,454,759	129,151
Restricted stock units	29,093	—	16,169	—

Denominator for earnings per share - diluted	50,838,556	21,307,401	42,101,101	19,582,589

Basic earnings per share
Income from continuing operations allocable to common stockholders	$0.20	$0.05	$0.27	$0.21
Discontinued operations, net of noncontrolling interests	—	—	—	0.14

Net income allocable to common stockholders	$0.20	$0.05	$0.27	$0.35

Diluted earnings per share
Income from continuing operations allocable to common stockholders	$0.20	$0.05	$0.26	$0.21
Discontinued operations, net of noncontrolling interests	—	—	—	0.14

Net income allocable to common stockholders	$0.20	$0.05	$0.26	$0.35

16. Subsequent Events

On October 1, 2013, the Company sold a property in Michigan for a sale price of $2.5 million in cash.

On October 1, 2013, the Company acquired three properties in Ohio and one property in Indiana from an unrelated third party for a purchase price of $35.9 million.

On October 4, 2013, the Company acquired three properties in Florida from an unrelated third party for a purchase price of $13.0 million.

On November 1, 2013, the Company acquired four properties in Ohio for a purchase price of $41.0 million and one property in Arkansas for a purchase price of $1.2 million from unrelated third parties.

The following table illustrates the effect on total revenues and net income as if the Company had consummated the above two acquisitions, as well as those noted in Footnote 3, as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$35,784,261	$35,991,092	$112,602,501	$105,508,122
Net income	12,674,449	4,591,617	20,138,791	19,881,997

On October 16, 2013, the Company, through its majority-owned subsidiaries Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), completed the offering of $250 million aggregate principal amount of the Issuers’ 6% Senior Notes due 2021. The Issuers received net proceeds from the offering of approximately $244.4 million, after deducting discounts, commissions and estimated expenses. On October 17, 2013, the Company used approximately $135.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility. $42.2 million of the proceeds were used for acquisitions and the remaining proceeds of approximately $67.2 million will be used for general corporate purposes, including the potential acquisition of additional properties.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Real estate investments
Land	$126,164,813	$119,224,819
Buildings and improvements	1,003,196,438	968,074,506
Construction in progress	16,984,072	4,483,684
Assets under direct financing leases	11,143,290	11,049,120

	1,157,488,613	1,102,832,129
Less accumulated depreciation	(140,837,563)	(119,371,113)

Net real estate investments	1,016,651,050	983,461,016
Cash and cash equivalents	11,986,129	15,534,373
Straight-line rent receivable, net	39,099,641	36,101,861
Tenant receivables, net	5,567,256	3,483,534
Deferred finance costs, net	12,264,331	14,651,265
Secured loan receivables, net	31,216,884	32,638,780
Other assets	9,474,485	11,315,865

Total assets	$1,126,259,776	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$511,573,921	$705,153,415
Accounts payable and accrued expenses	12,165,861	24,207,814
Tenant security and escrow deposits	19,258,814	18,278,172
Other liabilities	8,893,277	29,045,796

Total liabilities	551,891,873	776,685,197
Equity:
Partners’ equity	574,367,903	324,274,829
Accumulated other comprehensive loss	—	(3,773,332)

Total equity	574,367,903	320,501,497

Total liabilities and equity	$1,126,259,776	$1,097,186,694

See accompanying notes to the financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental income	$31,692,655	$30,354,273	$99,206,301	$89,683,858
Interest on secured loans and financing lease	1,131,228	860,328	3,272,341	3,543,642
Interest and other income	49,114	1,058,580	128,027	1,126,890

Total revenues	32,872,997	32,273,181	102,606,669	94,354,390
Expenses
Interest expense	9,387,086	12,905,768	32,115,139	37,693,597
Depreciation and amortization	8,301,870	6,894,012	24,399,334	19,671,033
General and administrative	4,040,535	3,947,939	21,472,935	11,406,114
Transaction costs	1,036,461	1,286,425	1,583,184	3,507,057
Loss on impairment of assets	—	1,766,873	—	6,145,731
Reserve for uncollectible secured loans and other receivables	26,740	3,604,630	56,521	8,820,937
Loss (gain) on sale of assets, net	13,378	—	(25,799)	—
Loss on extinguishment of debt	—	—	10,974,196	—
Other expenses	—	100,088	—	300,265

Total expenses	22,806,070	30,505,735	90,575,510	87,544,734

Income from continuing operations	10,066,927	1,767,446	12,031,159	6,809,656
Discontinued operations	—	—	—	4,586,692

Net income allocable to units	$10,066,927	$1,767,446	$12,031,159	$11,396,348

Net income allocable to units	$10,066,927	$1,767,446	$12,031,159	$11,396,348
Unrealized loss on derivative instruments	—	(39,482)	—	(820,974)

Total comprehensive income allocable to units	$10,066,927	$1,727,964	$12,031,159	$10,575,374

Earnings per unit:
Basic:
Income from continuing operations allocable to units	$0.20	$0.05	$0.27	$0.21
Discontinued operations	—	—	—	0.14

Net income allocable to units	$0.20	$0.05	$0.27	$0.35

Diluted:
Income from continuing operations allocable to units	$0.20	$0.05	$0.26	$0.21
Discontinued operations	—	—	—	0.14

Net income allocable to units	$0.20	$0.05	$0.26	$0.35

Weighted average units used in computing earnings per unit:
Basic	49,210,134	21,178,250	40,630,173	19,453,438
Diluted	50,838,556	21,307,401	42,101,101	19,582,589
Distributions declared per unit	$0.36	$0.33	$0.744	$1.03

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2013 (unaudited)

		Accumulated Other
	Partners’	Comprehensive	Total
	Equity	Income (Loss)	Equity
Balance at January 1, 2013	$324,274,829	$(3,773,332)	$320,501,497
Non-cash stock-based compensation	10,929,569	—	10,929,569
Shares issued for settlement of board of directors and management vested stock units	8,342,232	—	8,342,232
Distributions to partners	(59,249,236)	—	(59,249,236)
Capital contributions	64,000		64,000
Initial public offering proceeds	303,354,720	—	303,354,720
Cost of raising capital	(25,379,370)	—	(25,379,370)
Retirement of derivative instruments	—	3,773,332	3,773,332
Net income	12,031,159	—	12,031,159

Balance at September 30, 2013	$574,367,903	$—	$574,367,903

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$12,031,159	$11,396,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,399,334	19,705,142
Amortization of deferred financing costs	2,516,150	2,626,446
Accretion of debt premium	(376,918)	(292,423)
Straight-line rental income, net	(2,997,780)	(5,922,684)
Rental income from intangible amortization, net	(1,096,816)	(1,149,423)
Non-cash stock-based compensation	10,929,569	1,229,957
Gain on sale of assets, net	(25,799)	(4,425,246)
Non-cash loss on extinguishment of debt	5,160,614	13,264
Loss on impairment of assets	—	6,145,731
Reserve for uncollectible loans and other receivables	56,521	8,820,937
Accretion of earn-out provision for previously acquired real estate investments	—	300,265
Changes in assets and liabilities:
Tenant receivables	(3,785,413)	(5,424,432)
Other assets	1,058,131	(3,560,710)
Accounts payable and accrued expenses	(9,468,421)	(4,676,099)
Tenant security deposits and other liabilities	3,695,788	(1,277,789)

Net cash provided by operating activities	42,096,119	23,509,284
Investing activities
Purchase of real estate investments	(40,476,000)	(133,998,037)
Proceeds from sales of real estate investments	4,842,219	30,542,644
Capital improvements	(9,908,987)	(10,458,200)
Development projects	(11,979,968)	(21,238,457)
Secured loan receivables received from others	3,221,706	14,797,338
Secured loan receivables funded to others	(2,707,383)	(17,146,086)

Net cash used in investing activities	(57,008,413)	(137,500,798)

See accompanying notes to the consolidated financial statements.

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Financing activities
Borrowings of debt	$160,000,000	$224,761,094
Repayment of debt	(353,202,576)	(172,211,473)
Payment of financing costs	(5,289,831)	(5,143,395)
Payment for swap termination	(3,606,000)	—
Capital contributions	425,175	109,000,000
Deferred contribution	—	(35,000,000)
Initial public offering proceeds	303,600,000	—
Cost of raising capital	(25,379,370)	—
Cash distributions to partners	(65,183,348)	(33,755,298)

Net cash provided by financing activities	11,364,050	87,650,928

Net decrease in cash and cash equivalents	(3,548,244)	(26,340,586)
Cash and cash equivalents:
Beginning of period	15,534,373	39,203,727

End of period	$11,986,129	$12,863,141

Supplemental cash flow information
Cash paid for interest	$39,644,968	$41,967,088
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$—	$14,150,846
Write-off of straight-line rent receivable, net	$2,887,207	$567,745
Write-off of in-place lease intangibles, net	$—	$48,554
Write-off of deferred financing costs, net	$5,160,614	$13,264
Assumed debt	$—	$11,459,794

See accompanying notes to the consolidated financial statements.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

1. Description of Operations and Formation

Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and Subsidiaries (the Partnership) directly or indirectly owned or leased 263 properties, principally skilled nursing facilities, across the United States at September 30, 2013. The Partnership generates the majority of its revenues by entering into long-term triple-net leases with local, regional, and national operators. All operating and maintenance costs and related real estate taxes of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties. The Partnership manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and the sole member of Aviv OP Limited Partner, L.L.C., a Delaware limited liability company (the sole limited partner of the Operating Partnership), the sole member of Aviv Asset Management, L.L.C., a Delaware limited liability company, and the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

On July 31, 2010, the predecessor to the Partnership entered into an agreement (the Merger Agreement), by and among Aviv REIT, Inc. (the REIT), a Maryland corporation, Aviv Healthcare Merger Sub LP (Merger Sub), a Delaware limited partnership of which the REIT is the general partner, Aviv Healthcare Merger Sub Partner LLC, a Delaware limited liability company and a wholly owned subsidiary of the REIT, and the Partnership. On September 17, 2010, pursuant to the terms of the Merger Agreement, the predecessor to the Partnership merged (the Merger) with and into Merger Sub, with Merger Sub continuing as the surviving entity with the identical name (the Surviving Partnership). Following the Merger, the REIT remains as the sole general partner of the Surviving Partnership and the Surviving Partnership, as the successor to the predecessor to the Partnership, became the general partner of the Operating Partnership.

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

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The REIT received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of limited partnership units, which are referred to as OP Units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT; limited partnership units of the Partnership which at the IPO were converted into approximately 11.9 million OP Units, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At September 30, 2013, there were approximately 37.3 million shares of common stock outstanding and 11.9 million OP Units outstanding which are redeemable for cash, or at the REIT’s option, for shares of common stock. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 75.7% as of September 30, 2013, after giving effect to the IPO. The REIT’s weighted average economic ownership of the Partnership for the three and nine months ended September 30, 2013 and 2012 was 75.7%, 73.1%, 63.95% and 61.85%, respectively.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Partnership as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under GAAP have been condensed or omitted pursuant to GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Partnership’s balance sheets, statements of operations and comprehensive income, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Partnership for the years ended December 31, 2012, 2011, and 2010. The consolidated statements of operations and comprehensive income and cash flows for the periods ended September 30, 2013 and 2012 are not necessarily indicative of full year results.

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

Real Estate Investments

The Partnership periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event estimated undiscounted cash flows indicate the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Partnership’s real estate investments is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation for the three and nine months ended September 30, 2013, no impairments were recorded. As part of the impairment evaluation for the three and nine months ended September 30, 2012, the following impairments were recorded to reflect the estimated fair value (Level 2):

Three Months Ended September 30, 2012
Youngstown, AZ	$1,076,704
Bremerton, WA	150,169
Zion, IL	540,000

$1,766,873

Nine Months Ended September 30, 2012
Youngstown, AZ	$1,634,700
Fall River, MA	141,204
West Chester, OH	3,129,658
Cincinnati, OH	90,000
Zion, IL	1,000,000
Bremerton, WA	150,169

$6,145,731

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

Below is a summary of the components of rental income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cash rental income, net	$32,554,063	$28,139,917	$95,111,705	$82,611,751
Straight-line rental income	(1,226,519)	1,802,440	2,997,780	5,922,684
Rental income from intangible amortization	365,111	411,916	1,096,816	1,149,423

Total rental income	$31,692,655	$30,354,273	$99,206,301	$89,683,858

During the three and nine months ended September 30, 2013 and 2012, straight-line rental income includes a write-off of straight-line rent receivable of $2.9 million, $2.9 million, $0 and $0.6 million, respectively, due to the early termination of leases and replacement of operators.

The Partnership’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the three and nine months ended September 30, 2013 and 2012 was $0 million, $0.1 million, $0.7 million and $2.5 million, respectively.

Lease Accounting

The Partnership, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Partnership’s net initial investment is established on the balance sheet titled assets under direct financing leases. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was $30,353, $94,171, $32,264 and $99,606 for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Partnership follows ASC 718, Stock Compensation (ASC 718), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations and comprehensive income based on their grant date fair values. The non-cash stock-based compensation expense incurred by the Partnership through September 30, 2013 is summarized in Footnote 9.

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

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Partnership’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Partnership had outstanding senior notes payable and other debt obligations with a carrying value of approximately $511.6 million and $705.2 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of this debt was $537.4 million and $720.8 million as of September 30, 2013 and December 31, 2012, respectively, based upon interest rates available to the Partnership on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Partnership’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Partnership had outstanding secured loan receivables with a carrying value of $31.2 million and $32.6 million as of September 30, 2013 and December 31, 2012, respectively. The fair values of secured loan receivables as of September 30, 2013 and as of December 31, 2012 approximate their carrying values based upon interest rates available to the Partnership on similar borrowings.

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

Income Taxes

As a limited partnership, the consolidated operating results are included in the income tax returns of the individual partners. Accordingly, the Partnership does not provide for federal income taxes. State income taxes were not significant in any of the periods presented. No uncertain income tax positions exist as of September 30, 2013 and December 31, 2012.

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

3. Real Estate Investment Activity

The Partnership had the following rental property activity during the nine months ended September 30, 2013 as described below:

Acquisitions

Month of Acquisition	Property Type	Located in	Purchase Price
April	Traumatic Brain Injury	CA	$779,000
April	Traumatic Brain Injury	CA	697,000
April	SNF	TX	2,400,000
April	Medical Office Building	IN	1,200,000
May	Senior Housing	CT	2,400,000
May	SNF	OH	14,350,000
June	SNF	OK	6,200,000
August	SNF	KY	9,000,000
September	SNF	TX	3,450,000

			$40,476,000

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$33,512,292	$33,719,123	$105,786,595	$98,692,216
Net income	11,020,692	2,937,860	15,177,519	14,920,725

During the three and nine months ended September 30, 2013, revenues attributable to the acquired assets were approximately $0.8 million and $1.2 million, respectively, and net income attributable to the acquired assets was approximately $0.2 million and $0.4 million, respectively, recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these proforma results. Related to the above business combinations, the Partnership incurred $0.6 million of transaction costs for the nine months ended September 30, 2013.

In accordance with ASC 805, the Partnership allocated the approximate purchase price paid for these properties acquired in 2013 as follows:

Land	$7,414,180
Buildings and improvements	29,834,943
Furniture, fixtures, and equipment	3,226,877

Total	$40,476,000

Dispositions

During the nine months ending September 30, 2013, the Partnership disposed of five properties, one vacant land parcel, and 108 bed licenses for a total sales price of $5.3 million and the Partnership recognized a net gain on sale of approximately $26,000. The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

Construction in progress

The following summarizes the Partnership’s construction in progress at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning balance, January 1, 2013 and 2012, respectively	$4,483,684	$28,293,083
Additions	14,251,136	25,334,504
Sold/withdrawn projects	—	(8,038,072)
Placed in service	(1,750,748)	(41,105,831)

	$16,984,072	$4,483,684

During 2013 and 2012, the Partnership capitalized expenditures for improvements related to various construction and reinvestment projects. In 2013, the Partnership placed into service one completed investment project at one property located in California. In 2012, the Partnership placed into service three completed investment projects at three properties located in Washington and completed construction of two properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Partnership capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.7% for the three and nine months ended September 30, 2013. The balance of capitalized interest within construction in progress at September 30, 2013 and December 31, 2012 was $430,418 and $71,514, respectively. The amount capitalized during the three and nine months ended September 30, 2013, and 2012, relative to interest incurred, was $193,213, $402,200, $345,169 and $848,379, respectively.

4. Secured Loan Receivables, net

The following summarizes the Partnership’s secured loan receivables, net, at September 30, 2013:

	September 30, 2013
	Capital Improvement Loan Receivables	Secured Operator Loan Receivables	Total Secured Loan Receivables
Beginning balance, January 1, 2013	$19,359,485	$13,279,295	$32,638,780
New loans issued	379,905	2,026,035	2,405,940
Reserve for uncollectible secured loans and loan write-offs	—	(11,000)	(11,000)
Loan amortization and repayments	(1,694,788)	(2,122,048)	(3,816,836)

	$18,044,602	$13,172,282	$31,216,884

Interest income on secured loans and financing leases for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Capital improvement loan receivable	$483,274	$354,089	$1,280,345	$1,024,727
Secured operator loan receivables	283,433	145,938	901,452	1,441,212
Direct financing lease	364,521	360,301	1,090,544	1,077,703

Total interest on secured loans and financing lease	$1,131,228	$860,328	$3,272,341	$3,543,642

The Partnership’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at September 30, 2013 and December 31, 2012 was $0 million and $0.3 million, respectively and any movement in the reserve is reflected in reserve for uncollectible secured loans and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

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

5. Deferred Financing Costs

The following summarizes the Partnership’s deferred financing costs at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Gross amount	$16,559,273	$20,995,022
Accumulated amortization	(4,294,942)	(6,343,757)

Net	$12,264,331	$14,651,265

For the three and nine months ended September 30, 2013, the Partnership wrote-off deferred financing costs of $0 and $9.7 million, respectively, with $0 and $4.6 million of accumulated amortization associated with the Term Loan, Acquisition Credit Line, 2014 Revolver and 2016 Revolver (see Footnote 7) pay down.

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

The following summarizes the Partnership’s lease intangibles classified as part of other assets or other liabilities at September 30, 2013 and December 31, 2012:

	Assets
	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,436,851	$(3,335,442)	$3,101,409	$6,641,851	$(3,175,449)	$3,466,402
In-place lease assets	651,730	(114,053)	537,677	651,730	(65,173)	586,557
Operator relationship	212,416	(29,738)	182,678	212,416	(16,993)	195,423

	$7,300,997	$(3,479,233)	$3,821,764	$7,505,997	$(3,257,615)	$4,248,382

	Liabilities
	September 30, 2013			December 31, 2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$18,077,537	$(10,125,348)	$7,952,189	$25,695,395	$(16,281,397)	$9,413,998

Amortization expense for in-place lease assets and operator relationship was $20,542, $61,625, $20,542 and $61,625 for the three and nine months ended September 30, 2013 and 2012, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the three and nine months ended September 30, 2013 and 2012 was $120,327, $364,993, $146,445 and $439,336, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the three and nine months ended September 30, 2013 and 2012 was $485,581, $1,461,809, $515,199 and $1,540,206, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the nine months ended September 30, 2013 and 2012, the Partnership wrote-off above market leases of $205,000 and $0 with accumulated amortization of $205,000 and $0, respectively, and below market leases of $7,617,858 and $205,000 with accumulated accretion of $7,617,858 and $156,446, respectively, for a net recognition of $0 and $48,554, respectively, in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities for the nine months ended September 30, 2013, and in connection with the anticipated termination of leases that were transitioned to new operators for the nine months ended September 30, 2012.

7. Senior Notes Payable and Other Debt

The Partnership’s senior notes payable and other debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
2019 Notes (interest rate of 7.75% at September 30, 2013 and December 31, 2012), inclusive of $2.9 million and $3.2 million net premium balance at September 30, 2013 and December 31, 2012, respectively	$402,862,222	$403,180,433
Revolving Credit Facility (interest rate of 2.53% at September 30, 2013)	95,000,000	—
Term Loan (interest rate of 5.75% at December 31, 2012)	—	192,212,350
Acquisition Credit Line (interest rate of 5.75% at December 31, 2012)	—	18,925,200
2016 Revolver (interest rate of 5.25% at December 31, 2012)	—	69,368,589
Acquisition loans (interest rate of 6.00% at December 31, 2012)	—	7,584,974
HUD loan (interest rate of 5.00% at September 30, 2013 and December 31, 2012), inclusive of $2.4 million and $2.5 million premium balance at September 30, 2013 and December 31, 2012, respectively	13,711,699	13,881,869

Total	$511,573,921	$705,153,415

In conjunction with the IPO of the REIT on March 26, 2013, the Partnership under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line, and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Partnership paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2013.

Senior Notes

On February 4, 2011, April 5, 2011, and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million, and $100 million, respectively, of 7.75 % Senior Notes due 2019 (the 2019 Notes). The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The 2019 Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year. A premium of $2.75 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Partnership used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of the Construction Loan during 2012.

Revolving Credit Facility

On March 26, 2013, the Partnership, under Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Partnership pays interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The interest rate under the Revolving Credit Facility is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Partnership’s leverage ratio. The interest rate at September 30, 2013 was 2.53%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term of the Revolving Credit Facility expires in March 2016 with a one year extension option. The Revolving Credit Facility had an outstanding balance of $95.0 million as of September 30, 2013.

Other Loans

On November 1, 2010, a subsidiary of Aviv Financing III entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are collateralized by a skilled nursing facility controlled by Aviv Financing III. These acquisition loans were paid off in full on May 15, 2013.

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

8. Partnership Equity and Incentive Program

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$—	$—	$—	$—	$—	$—	$4,297,831
2012	$2,068,318	$532,817	$799,225	$—	$553,761	$7,177,586	$—

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	$2,797,315	$97,288	$145,931	$—	$553,761	$6,520,893	$8,882,184
2012	$6,204,954	$1,697,303	$2,268,373	$—	$1,661,283	$21,046,074	$—

Weighted-average Units outstanding are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	—	—	—	—	—	—	49,210,134
2012	13,467,223	4,523,145	2	8,050	2,684,900	21,178,250	—

Weighted-average Units outstanding are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	Class G	OP Units
2013	4,193,031	1,408,305	—	2,506	835,958	6,742,030	40,630,173
2012	13,467,223	4,523,145	2	8,050	2,684,900	19,453,438	—

Prior to the Merger, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Partnership’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the three and nine months ended September 30, 2012 was $101,500 and $304,500, respectively.

As a result of the Merger on September 17, 2010, such incentive program was modified such that 40% of the previously granted award settled immediately on the Merger date with another 20% vesting and settled on December 31, 2010. The remaining 40% vested 20% on December 31, 2011 and 20% on December 31, 2012, respectively, and will settle in 2018, subject to the terms and conditions of the amended incentive program agreement. In accordance with ASC 718, such incentive program was expensed through general and administrative expenses as non-cash compensation on the statements of operations and comprehensive income through the ultimate vesting date of December 31, 2012.

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP Units held by the REIT and 11,938,420 OP Units held by limited partners of the Partnership. As a result, the Partnership has a single class of limited partnership units as of March 26, 2013. The OP Units held by limited partners of the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis subject to certain restrictions on transfer for 180 days after the IPO.

The following table lists the cash dividends on common stock declared and paid by the Partnership during the nine months ended September 30, 2013:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
May 19, 2013	June 3, 2013	$0.384	June 17, 2013
August 16, 2013	August 30, 2013	$0.36	September 16, 2013

The above dividends represents a rate of $0.36 per share for the second and third quarter of 2013 and $0.024 per share for the period from the completion of the Partnership’s initial public offering on March 26, 2013 through March 31, 2013.

9. Restricted Stock Grants and Option Awards

Restricted Stock Grants

On March 26, 2013 the REIT adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purposes of the LTIP are to attract and retain qualified persons upon whom, in large measure, the REIT’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term REIT goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the REIT’s growth and performance. The REIT’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the REIT’s common stock are available for issuance, of which 70,500 had been issued and 217,882 had been reserved for issuance as of September 30, 2013. For the three and nine months ended September 30, 2013, the REIT recognized total non-cash stock-based compensation expense related to the LTIP of $534,814 and $598,434, the components of which are set forth below.

The REIT’s non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) each received an equity grant of 6,750 shares of restricted stock and 3,250 shares of unrestricted stock upon consummation of the IPO. The Company’s lead director received an unrestricted stock grant of 500 shares in connection with the IPO. The equity awards were made pursuant to the LTIP. The restricted stock awards vest in three equal installments, with the first installment vesting on May 15, 2014 and the second and third installments vesting on March 26, 2015 and 2016, respectively, subject to the director’s continued service on the board of directors. For the three and nine months ended September 30, 2013, the REIT recognized $75,389 and $139,010 of non-cash stock-based compensation expense in relation to the board of directors restricted stock grant.

On July 11, 2013 the subcommittee of the REIT’s compensation committee approved the issuance of 51,000 time-based restricted stock units to members of management and other key employees. The equity awards were made pursuant to the LTIP. One half of the time-based equity awards are scheduled to vest on December 31, 2014 and the other half to vest on December 31, 2015 subject to the employee’s continued employment with the REIT. The restricted stock units carry dividend equivalent rights that are subject to the same vesting terms as the underlying restricted stock units. For the three and nine months ended September 30, 2013, the REIT recognized $81,968and $81,968 of non-cash stock-based compensation expense in relation to management’s time-based restricted stock unit grant.

Effective July 11, 2013, members of the REIT’s management and other key employees were awarded 81,774 performance-based restricted stock units that vest on the basis of Total Shareholder Return (“TSR”) on the REIT’s stock compared to the TSR of its peer companies, as defined. The first installment of the awards is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the restricted stock units will vest on December 31, 2014 and the remaining units will vest on December 31, 2015. The restricted stock units carry dividend equivalent rights that are subject to the same vesting terms as the underlying performance stock units. For the three and nine months ended September 30, 2013, the REIT recognized $377,457 and $377,457 of non-cash stock-based compensation expense in relation to management’s performance-based restricted stock unit grant.

Option Awards

On September 17, 2010, the REIT adopted the 2010 Management Incentive Plan (the MIP) as part of the Merger transaction, which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the REIT aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,258 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the REIT.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the REIT stockholders and (ii) three business days following the holder’s termination of employment with the REIT. For the nine months ended September 30, 2013, $2,400,455 was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Outstanding at beginning of period	1,956,833	1,417,246
Granted	—	701,560
Exercised	—	—
Awards vested at IPO	3,913,425	—
Cancelled/Forfeited	—	(161,973)

Outstanding at end of period	5,870,258	1,956,833

Options exercisable at end of period	—	—
Weighted average fair value of options granted to date (per option)	$2.20	$2.21

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the nine months ended September 30, 2013 and 2012 as well as other MIP data:

	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.85
Outstanding	5,870,258	1,956,833
Remaining contractual life (years)	7.55	8.55
Weighted average exercise price	$17.47	$17.43

The REIT has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded for the nine months ended September 30, 2013 and 2012:

	2013 Grants	2012 Grants
Weighted average dividend yield	—	7.54%
Weighted average risk-free interest rate	—	1.31%
Weighted average expected life	—	7.0 years
Weighted average estimated volatility	—	38.24%
Weighted average exercise price	—	$18.80
Weighted average fair value of options granted (per option)	—	$2.88

The REIT recorded non-cash compensation expenses of $0, $9,012,270, $411,760 and $925,457 for the three and nine months ended September 30, 2013 and 2012, respectively, related to the time and performance based stock options accounted for as equity awards.

At September 30, 2013, the total compensation cost related to outstanding, non-vested time based and performance based equity awards that are expected to be recognized as compensation cost in the future aggregates to approximately $5,336,000, as follows:

Year Ended December 31,	Restricted Stock
2013	$639,835
2014	2,845,139
2015	1,776,825
2016	74,031

Total	$5,335,830

Dividend equivalent rights associated with the MIP amounted to $0, $15,400,270, $664,426, and $1,908,991 for the three and nine months ended September 30, 2013 and 2012, respectively, and are recorded as dividends to stockholders for the periods presented.

10. Related Parties

Related party receivables and payables represent amounts due from/to various affiliates of the Partnership, including amounts due to certain acquired companies and limited liability companies for transactions occurring prior to the formation of the Partnership, and various advances to entities controlled by affiliates of the Partnership’s management. There were no related party receivables or payables as of September 30, 2013 and December 31, 2012, other than amounts owed from the Partnership to the REIT for accrued distributions at December 31, 2012.

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

Total notional amount	$200,000,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at September 30, 2013 (included in other liabilities)	$—
Liability balance at December 31, 2012 (included in other liabilities)	$(3,773,332)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Partnership considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives.

12. Commitments and Contingencies

During 2011, the Partnership entered into a contractual arrangement with an operator in one of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operator in such facility, Brighten Health Care Group. The Partnership is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.3 million, of which approximately $1.9 million has been paid to date. The remaining $0.4 million was accrued as a component of other liabilities in the consolidated balance sheets.

The Partnership is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, the Partnership does not believe that the result of any of these other matters will have a material adverse effect on its business, operating results, or financial position.

13. Concentration of Credit Risk

As of September 30, 2013, the Partnership’s real estate investments included 263 healthcare facilities, located in 29 states and operated by 36 third party operators. At September 30, 2013, approximately 55.7% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (17.2%), Daybreak Healthcare (14.5%), EmpRes Healthcare (9.1%), Maplewood Senior Living (8.1%), and Sun Mar Healthcare (6.8%). No other operator represents more than 5.5% of total assets. The five states in which the Partnership had its highest concentration of total assets were Texas (17.3%), California (14.9%), Ohio (9.4%), Connecticut (8.1%) and Pennsylvania (6.8%) at September 30, 2013.

For the nine months ended September 30, 2013, the Partnership’s rental income from operations totaled approximately $99.2 million of which approximately $16.3 million was from Daybreak Healthcare (16.4%), $14.9 million was from Saber Health Group (15.0%), $9.2 million was from EmpRes Healthcare (9.3%), $8.1 million was from Preferred Care (8.2%), and $7.2 million was from Sun Mar Healthcare (7.3%). No other operator generated more than 7.2% of the Partnership’s rental income from operations for the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$—	$—	$—	$269,932
Expenses:
Interest expense	—	—	—	(27,104)
Amortization of deferred financing costs	—	—	—	(1,958)
Gain on sale of assets, net	—	—	—	4,425,246
Loss on extinguishment of debt	—	—	—	(13,264)
Other	—	—	—	(66,160)

Total gains (expenses)	—	—	—	4,316,760

Discontinued operations	$—	$—	$—	$4,586,692

15. Earnings Per Unit:

The following table shows the amounts used in computing the basic and diluted earnings per unit of the Partnership.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for earnings per unit - basic:
Income from continuing operations	$10,066,927	$1,767,446	$12,031,159	$6,809,656
Income from continuing operations allocable to limited partners	—	(637,162)	(1,007,665)	(2,659,747)

Income from continuing operations allocable to units	10,066,927	1,130,284	11,023,494	4,149,909
Discontinued operations, net of limited partners	—	—	—	2,795,200

Numerator for earnings per unit - basic:	$10,066,927	$1,130,284	$11,023,494	$6,945,109

Numerator for earnings per unit - diluted:
Income from continuing operations allocable to units	$10,066,927	$1,130,284	$11,023,494	$4,149,909
Discontinued operations, net of limited partners	—	—	—	2,795,200

Numerator for earnings per unit - diluted	$10,066,927	$1,130,284	$11,023,494	$6,945,109

Denominator for earnings per unit - basic and diluted:
Denominator for basic earnings per unit - basic	49,210,134	21,178,250	40,630,173	19,453,438
Effective dilutive securities:
Stock options	1,599,329	129,151	1,454,759	129,151
Restricted stock units	29,093	—	16,169	—

Denominator for earnings per unit - diluted	50,838,556	21,307,401	42,101,101	19,582,589

Basic earnings per unit:
Income from continuing operations allocable to units	$0.20	$0.05	$0.27	$0.21
Discontinued operations, net of limited partners	—	—	—	0.14

Net income allocable to units	$0.20	$0.05	$0.27	$0.35

Diluted earnings per unit:
Income from continuing operations allocable to units	$0.20	$0.05	$0.26	$0.21
Discontinued operations, net of limited partners	—	—	—	0.14

Net income allocable to units	$0.20	$0.05	$0.26	$0.35

16. Subsequent Events

On October 1, 2013, the Partnership sold a property in Michigan for a sale price of $2.5 million in cash.

On October 1, 2013, the Partnership acquired three properties in Ohio and one property in Indiana from an unrelated third party for a purchase price of $35.9 million.

On October 4, 2013, the Partnership acquired three properties in Florida from an unrelated third party for a purchase price of $13.0 million.

On November 1, 2013, the Partnership acquired four properties in Ohio for a purchase price of $41.0 million and one property in Arkansas for a purchase price of $1.2 million from unrelated third parties.

The following table illustrates the effect on total revenues and net income as if the Partnership had consummated the above two acquisitions, as well as those noted in Footnote 3, as of January 1, 2012 (unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$35,784,261	$35,991,092	$112,602,501	$105,508,122
Net income	12,674,449	4,591,617	20,138,791	19,881,997

On October 16, 2013, the Partnership through its majority-owned subsidiaries Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), completed the offering of $250 million aggregate principal amount of the Issuers’ 6% Senior Notes due 2021. The Issuers received net proceeds from the offering of approximately $244.4 million, after deducting discounts, commissions and estimated expenses. On October 17, 2013, the Partnership used approximately $135.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility. $42.2 million of the proceeds were used for acquisitions and the remaining proceeds of approximately $67.2 million will be used for general corporate purposes, including the potential acquisition of additional properties.

17. Condensed Consolidating Information

The REIT and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Unencumbered Subsidiary Guarantors and Encumbered Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our Senior Notes issued in February 2011, April 2011, March 2012 and October 2013. The Senior Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers). Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Unencumbered Subsidiary Guarantors or Encumbered Subsidiary Guarantors were not obligated with respect to the Senior Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2013

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Net real estate investments	$55,351	$724,472,453	$193,939,622	$98,183,624	$—	$1,016,651,050
Cash and cash equivalents	11,582,390	(683,413)	277,510	809,642	—	11,986,129
Deferred financing costs, net	7,871,393	—	4,378,945	13,993	—	12,264,331
Other	12,832,932	54,495,909	14,290,748	3,738,677	—	85,358,266
Investment in and due from related parties, net	950,729,058	—	—	—	(950,729,058)	—

Total assets	$983,071,124	$778,284,949	$212,886,825	$102,745,936	$(950,729,058)	$1,126,259,776

Liabilities and equity
Secured notes payable and other debt	$402,862,222	$—	$95,000,000	$13,711,699	$—	$511,573,921
Due to related parties	—	—	—	—	—	—
Tenant security and escrow deposits	50,000	14,145,469	3,480,046	1,583,299	—	19,258,814
Accounts payable and accrued expenses	5,500,149	2,631,954	2,207,723	1,826,035	—	12,165,861
Other liabilities	290,850	7,718,300	864,427	19,700	—	8,893,277

Total liabilities	408,703,221	24,495,723	101,552,196	17,140,733	—	551,891,873
Total equity	574,367,903	753,789,226	111,334,629	85,605,203	(950,729,058)	574,367,903

Total liabilites and equity	$983,071,124	$778,284,949	$212,886,825	$102,745,936	$(950,729,058)	$1,126,259,776

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2012

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Net real estate investments	$53,750	$731,036,359	$197,221,045	$55,149,862	$—	$983,461,016
Cash and cash equivalents	16,869,495	(1,746,141)	(68,241)	479,260	—	15,534,373
Deferred financing costs, net	8,964,976	—	5,672,918	13,371	—	14,651,265
Other	15,737,837	50,372,586	14,120,937	3,308,680	—	83,540,040
Investment in and due from related parties, net	711,027,894	—	—	—	(711,027,894)	—

Total assets	$752,653,952	$779,662,804	$216,946,659	$58,951,173	$(711,027,894)	$1,097,186,694

Liabilities and equity
Secured notes payable and other debt	$403,180,433	$—	$280,506,139	$21,466,843	$—	$705,153,415
Due to related parties	7,542,333	—	5,912	—	—	7,548,245
Tenant security and escrow deposits	50,000	14,202,777	3,560,361	465,034	—	18,278,172
Accounts payable and accrued expenses	13,702,409	6,152,923	3,988,102	364,380	—	24,207,814
Other liabilities	7,677,280	9,090,462	4,729,809	—	—	21,497,551

Total liabilities	432,152,455	29,446,162	292,790,323	22,296,257	—	776,685,197
Total equity	320,501,497	750,216,642	(75,843,664)	36,654,916	(711,027,894)	320,501,497

Total liabilities and equity	$752,653,952	$779,662,804	$216,946,659	$58,951,173	$(711,027,894)	$1,097,186,694

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2013

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$22,002,562	$7,310,729	$2,379,364	$—	$31,692,655
Interest on secured loans and financing lease	262,188	805,815	63,225	—	—	1,131,228
Interest and other income	298	33,863	14,909	44	—	49,114

Total revenues	262,486	22,842,240	7,388,863	2,379,408	—	32,872,997
Expenses
Interest expense	8,009,655	—	1,236,207	141,224	—	9,387,086
Depreciation and amortization	1,728	6,206,478	1,466,929	626,735	—	8,301,870
General and administrative	1,391,347	41,536	2,583,499	24,153	—	4,040,535
Transaction costs	536,221	144,098	2,746	353,396	—	1,036,461
Loss on impairment of assets	—	—	—	—	—	—
Reserve for uncollectible secured loan and other receivables	—	—	26,740	—	—	26,740
Gain on sale of assets, net	—	13,378	—	—	—	13,378
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	—	—	—	—	—

Total expenses	9,938,951	6,405,490	5,316,121	1,145,508	—	22,806,070

(Loss) income from continuing operations	(9,676,465)	16,436,750	2,072,742	1,233,900	—	$10,066,927
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(9,676,465)	16,436,750	2,072,742	1,233,900	—	$10,066,927

Equity in income (loss) of subsidiaries	19,743,392	—	—	—	(19,743,392)	—

Net (loss) income allocable to common units	$10,066,927	$16,436,750	$2,072,742	$1,233,900	$(19,743,392)	$10,066,927

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Three Months Ended September 30, 2012

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$22,266,480	$7,101,910	$985,883	$—	$30,354,273
Interest on secured loans and financing lease	67,493	707,884	84,951	—	—	860,328
Interest and other income	197	897,731	160,607	45	—	1,058,580

Total revenues	67,690	23,872,095	7,347,468	985,928	—	32,273,181
Expenses
Interest expense	8,017,628	—	4,653,667	234,473	—	12,905,768
Depreciation and amortization	—	5,246,017	1,406,502	241,493	—	6,894,012
General and administrative	1,340,358	63,662	2,522,663	21,256	—	3,947,939
Transaction costs	712,632	304,681	83,715	185,397	—	1,286,425
Loss on impairment of assets	—	1,766,873	—	—	—	1,766,873
Reserve for uncollectible secured loan and other receivables	2,833,419	725,112	46,099	—	—	3,604,630
Gain on sale of assets, net	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	—	100,088	—	—	100,088

Total expenses	12,904,037	8,106,345	8,812,734	682,619	—	30,505,735

(Loss) income from continuing operations	(12,836,347)	15,765,750	(1,465,266)	303,309	—	1,767,446
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(12,836,347)	15,765,750	(1,465,266)	303,309	—	1,767,446

Equity in income (loss) of subsidiaries	14,603,793	—	—	—	(14,603,793)	—

Net income (loss) allocable to common units	$1,767,446	$15,765,750	$(1,465,266)	$303,309	$(14,603,793)	$1,767,446

Unrealized loss on derivative instruments	—	—	(39,482)	—	—	(39,482)

Total comprehensive income (loss)	$1,767,446	$15,765,750	$(1,504,748)	$303,309	$(14,603,793)	$1,727,964

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2013

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$71,569,754	$21,875,723	$5,760,824	$—	$99,206,301
Interest on secured loans and financing lease	835,987	2,209,209	227,145	—	—	3,272,341
Interest and other income	4,625	107,112	16,163	127	—	128,027

Total revenues	840,612	73,886,075	22,119,031	5,760,951	—	102,606,669
Expenses
Interest expense	24,025,372	—	7,451,581	638,186	—	32,115,139
Depreciation and amortization	4,416	18,562,532	4,361,461	1,470,925	—	24,399,334
General and administrative	13,712,642	151,353	7,521,095	87,845	—	21,472,935
Transaction costs	717,918	378,482	3,795	482,989	—	1,583,184
Loss on impairment of assets	—	—	—	—	—	—
Reserve for uncollectible secured loan and other receivables	(9,594)	(10,557)	76,672	—	—	56,521
Gain on sale of assets, net	—	(25,799)	—	—	—	(25,799)
Loss on extinguishment of debt	—	—	10,974,196	—	—	10,974,196
Other expenses	—	—	—	—	—	—

Total expenses	38,450,754	19,056,011	30,388,800	2,679,945	—	90,575,510

(Loss) income from continuing operations	(37,610,142)	54,830,064	(8,269,769)	3,081,006	—	12,031,159
Discontinued operations	—	—	—	—	—	—

Net (loss) income	(37,610,142)	54,830,064	(8,269,769)	3,081,006	—	12,031,159

Equity in income (loss) of subsidiaries	49,641,301	—	—	—	(49,641,301)	—

Net (loss) income allocable to common units	$12,031,159	$54,830,064	$(8,269,769)	$3,081,006	$(49,641,301)	$12,031,159

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2012

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$66,555,976	$21,378,812	$1,749,070	$—	$89,683,858
Interest on secured loans and financing lease	1,145,686	2,139,353	258,603	—	—	3,543,642
Interest and other income	3,480	961,690	161,675	45	—	1,126,890

Total revenues	1,149,166	69,657,019	21,799,090	1,749,115	—	94,354,390
Expenses
Interest expense	22,092,838	—	15,112,392	488,367	—	37,693,597
Depreciation and amortization	—	15,062,942	4,171,220	436,871	—	19,671,033
General and administrative	4,085,197	231,986	7,059,047	29,884	—	11,406,114
Transaction costs	1,722,927	1,290,141	272,672	221,317	—	3,507,057
Loss on impairment of assets	—	6,145,731	—	—	—	6,145,731
Reserve for uncollectible secured loan and other receivables	6,308,408	2,384,127	128,402	—	—	8,820,937
Gain on sale of assets, net	—	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	—
Other expenses	—	—	300,265	—	—	300,265

Total expenses	34,209,370	25,114,927	27,043,998	1,176,439	—	87,544,734

(Loss) income from continuing operations	(33,060,204)	44,542,092	(5,244,908)	572,676	—	6,809,656
Discontinued operations	—	331,589	4,255,103	—	—	4,586,692

Net (loss) income	(33,060,204)	44,873,681	(989,805)	572,676	—	11,396,348

Equity in income (loss) of subsidiaries	44,456,552	—	—	—	(44,456,552)	—

Net income (loss) allocable to common units	$11,396,348	$44,873,681	$(989,805)	$572,676	$(44,456,552)	$11,396,348

Unrealized loss on derivative instruments	—	—	(820,974)	—	—	(820,974)

Total comprehensive income (loss)	$11,396,348	$44,873,681	$(1,810,779)	$572,676	$(44,456,552)	$10,575,374

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(220,414,791)	$15,720,931	$195,716,059	$51,073,920	$—	$42,096,119
Investing activities
Purchase of real estate investments	—	—	—	(40,476,000)	—	(40,476,000)
Sale of real estate investments	—	4,842,219	—	—	—	4,842,219
Capital improvements	(6,017)	(8,265,292)	(1,026,374)	(611,304)	—	(9,908,987)
Development projects	—	(9,970,369)	(50,777)	(1,958,822)	—	(11,979,968)
Secured loan receivables received from others	2,041,110	917,053	263,543	—	—	3,221,706
Secured loan receivables funded to others	(369,864)	(2,181,815)	(155,704)	—	—	(2,707,383)

Net cash provided by (used in) investing activities	1,665,229	(14,658,204)	(969,312)	(43,046,126)	—	(57,008,413)
Financing activities
Borrowings of debt	—	—	160,000,000	—	—	160,000,000
Repayment of debt	—	—	(345,506,139)	(7,696,437)	—	(353,202,576)
Payment of financing costs	—	—	(5,288,856)	(975)	—	(5,289,831)
Payment for swap termination	—	—	(3,606,000)	—		(3,606,000)
Capital contributions	425,175	—	—	—		425,175
Initial public offering proceeds	303,600,000	—	—	—	—	303,600,000
Cost of raising capital	(25,379,370)	—	—	—	—	(25,379,370)
Cash distributions to partners	(65,183,348)	—	—	—	—	(65,183,348)

Net cash provided by (used in) financing activities	213,462,457	—	(194,400,995)	(7,697,412)	—	11,364,050

Net increase (decrease) in cash and cash equivalents	(5,287,105)	1,062,727	345,752	330,382	—	(3,548,244)
Cash and cash equivalents:
Beginning of period	16,869,495	(1,746,141)	(68,241)	479,260	—	15,534,373

End of period	$11,582,390	$(683,414)	$277,511	$809,642	$—	$11,986,129

Aviv Healthcare Properties Limited Partnership and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(unaudited)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(162,379,790)	$120,276,229	$47,092,542	$18,520,303	$—	$23,509,284
Investing activities
Purchase of real estate investments	—	(109,096,000)	(4,800,000)	(20,102,037)	—	(133,998,037)
Sale of real estate investments	—	13,806,873	16,735,771	—	—	30,542,644
Capital improvements	—	(6,558,918)	(3,899,282)	—	—	(10,458,200)
Development projects	—	(19,290,782)	(1,508,405)	(439,270)	—	(21,238,457)
Secured loan receivables received from others	6,927,817	7,503,968	365,553	—	—	14,797,338
Secured loan receivables funded to others	(11,837,391)	(4,985,514)	(323,181)	—	—	(17,146,086)

Net cash (used in) provided by investing activities	(4,909,574)	(118,620,373)	6,570,456	(20,541,307)	—	(137,500,798)
Financing activities
Borrowings of debt	101,000,000	—	121,224,200	2,536,894	—	224,761,094
Repayment of debt	—	—	(172,099,230)	(112,243)	—	(172,211,473)
Payment of financing costs	(2,562,303)	—	(2,581,092)	—	—	(5,143,395)
Capital contributions	109,000,000	—	—	—	—	109,000,000
Deferred contributions	(35,000,000)	—	—	—	—	(35,000,000)
Cash distributions to partners	(33,755,298)	—	—	—	—	(33,755,298)

Net cash provided by (used in) financing activities	138,682,399	—	(53,456,122)	2,424,651	—	87,650,928

Net increase (decrease) in cash and cash equivalents	(28,606,965)	1,655,856	206,876	403,647	—	(26,340,586)
Cash and cash equivalents:
Beginning of period	42,354,896	(2,874,571)	(229,833)	(46,765)	—	39,203,727

End of period	$13,747,931	$(1,218,715)	$(22,957)	$356,882	$—	$12,863,141

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

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under “Risk Factors” in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q, and elsewhere in filings made by us with the Securities and Exchange Commission (the “SEC”). There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

We are a self-administered REIT specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We receive a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of September 30, 2013, our portfolio consisted of 263 properties in 29 states leased to 36 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 18.3% of our contractual rent as of September 30, 2013. Our properties are leased to a diversified group of operators, with no single operator representing more than 15.7% of our contractual rent as of September 30, 2013.

As a result of our many years of industry experience and excellent reputation in the industry, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of September 30, 2013, 80.0% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.3% of our contractual rent as of September 30, 2013 are supported by personal and/or corporate guarantees and 88.5% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of September 30, 2013, only 9.0% of our leases were scheduled to expire before 2018.

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

The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.7 trillion in 2011 to approximately $4.8 trillion in 2021. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $151 billion in 2011 to approximately $255 billion in 2021, representing a compound annual growth rate, or CAGR, of 5.4%. On July 31, 2013, CMS issued its final rate for fiscal year 2014 Medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimates that total Medicare payments to SNFs will increase by $470 million, or 1.3%, for fiscal year 2014, which begins on October 1, 2013.

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

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012

Revenues

Revenues increased $0.6 million or 1.9% from $32.3 million for the three months ended September 30, 2012 to $32.9 million for the same period in 2013. The increase in revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2012 and 2013 and the factors set forth below.

Revenues increased $8.2 million or 8.7% from $94.4 million for the nine months ended September 30, 2012 to $102.6 million for the same period in 2013. The increase in revenue generally resulted from the additional rent associated with the acquisitions and investments made during 2012 and 2013 and the factors set forth below.

Detailed changes in revenues for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were as follows:

•	Rental income increased $1.3 million or 4.4% from $30.4 million for the three months ended September 30, 2012 to $31.7 million for the same period in 2013. The increase is primarily due to the additional rent of approximately $2.6 million associated with the acquisitions and investments made during 2012 and 2013 offset by a net $2.1 million decrease in rental income primarily due to non-recurring write-offs of straight-line rental income related to properties that transitioned operators in 2013.

Rental income increased $9.5 million or 10.6% from $89.7 million for the nine months ended September 30, 2012 to $99.2 million for the same period in 2013. The increase is primarily due to the additional rent of approximately $10.1 million associated with the acquisitions and investments made during 2012 and 2013 offset by a net $1.7 million decrease in rental income primarily due to non-recurring write-offs of straight-line rental income related to properties that transitioned operators in 2013.

•	Interest on secured loans increased $0.2 million or 31.5% from $0.9 million for the three months ended September 30, 2012 to $1.1 million for the same period in 2013. The increase is primarily due to more interest earned on a loan to one operator in 2013 compared to 2012 as the loan was fully funded in the second quarter of 2013.

Interest on secured loans remained materially consistent for the nine months ended September 30, 2012 compared to the same period in 2013.

•	Interest and other income decreased $1.0 million or 95.4% from $1.1 million for the three months ended September 30, 2012 to $49,000 for the same period in 2013. The decrease is primarily due to non-recurring termination fee income and reimbursements of fees that occurred in 2012.

Interest and other income decreased $1.0 million or 88.6% from $1.1 million for the nine months ended September 30, 2012 to $0.1 million for the same period in 2013. The decrease is primarily due to non-recurring termination fee income and reimbursements of fees that occurred in 2012.

Expenses

Expenses decreased $7.7 million or 25.2% from $30.5 million for the three months ended September 30, 2012 to $22.8 million for the same period in 2013. This decrease was primarily due to a decrease of $3.5 million in interest expense, $1.8 million in loss on impairment in the current period and a $3.6 million in reserve for uncollectible loan and other receivables offset by an increase of $1.4 million in depreciation and amortization expense.

Expenses increased $3.0 million or 3.5% from $87.5 million for the nine months ended September 30, 2012 to $90.5 million for the same period in 2013. This increase was primarily due to an increase of $11.0 million in loss on extinguishment of debt and $10.1 million in general and administrative expense in the current period offset by a decrease of $8.8 million in reserve for uncollectible loans and other receivables, $5.6 million in interest expense, and $6.1 million in loss on impairment.

Detailed changes in expenses for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were as follows:

•	Interest expense decreased $3.5 million or 27.3% from $12.9 million for the three months ended September 30, 2012 to $9.4 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense due to the pay down of the debt in connection with the IPO offset by an increase in interest expense related to the Revolving Credit Facility, which was obtained in connection with the IPO.

Interest expense decreased $5.6 million or 14.8% from $37.7 million for the nine months ended September 30, 2012 to $32.1 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense due to the pay down of the debt in connection with the IPO offset by an increase in interest expense related to a full year of interest associated with the 2019 Notes and the interest related to the Revolving Credit Facility, which was obtained in connection with the IPO.

•	Depreciation and amortization expense increased $1.4 million or 20.4% from $6.9 million for the three months ended September 30, 2012 to $8.3 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities during 2012 and 2013.

Depreciation and amortization expense increased $4.7 million or 24.0% from $19.7 million for the nine months ended September 30, 2012 to $24.4 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities during 2012 and 2013.

•	General and administrative expense remained materially consistent for the three months ended September 30, 2012 compared to the same period in 2013.

General and administrative expense increased $10.1 million or 88.3% from $11.4 million for the nine months ended September 30, 2012 to $21.5 million for the same period in 2013. The increase was primarily due to $9.2 million of performance and time based MIP option non-cash stock-based compensation that vested as a result of the IPO and $1.0 million in salary expense due to new hires in late 2012 and early 2013.

•	Transaction costs decreased $0.3 million or 19.4% from $1.3 million for the three months ended September 30, 2012 to $1.0 million for the same period in 2013. The decrease was primarily due to a decrease in activity related to acquisitions during the three months ended September 30, 2013.

Transaction costs decreased $1.9 million or 54.9% from $3.5 million for the nine months ended September 30, 2012 to $1.6 million for the same period in 2013. The decrease was primarily due to a decrease in activity related to acquisitions during the nine months ended September 30, 2013.

•	Loss on impairment expense was $0 for the three months ended September 30, 2013. Loss on impairment expense was $1.8 million for the three months ended September 30, 2012, representing the non-recurring loss on three facilities where a portion of the carrying value was not deemed recoverable.

Loss on impairment expense was $0 for the nine months ended September 30, 2013. Loss on impairment expense was $6.1 million for the nine months ended September 30, 2012, representing the non-recurring loss on six facilities where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible secured loan and other receivables decreased $3.6 million or 99.3% from $3.6 million for the three months ended September 30, 2012 to $27,000 for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from five operators.

Reserve for uncollectible secured loan and other receivables decreased 8.8 million or 99.4% from $8.8 million for the nine months ended September 30, 2012 to $57,000 for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from five operators.

•	Gain on sale of assets, net remained materially consistent for the three months ended September 30, 2012 compared to the same period in 2013.

Gain on sale of assets, net remained materially consistent for the nine months ended September 30, 2012 compared to the same period in 2013.

•	Loss on extinguishment of debt was $0 for the three months ended September 30, 2012 and 2013.

Loss on extinguishment of debt was $0 for the nine months ended September 30, 2012 and $11.0 million for the nine months ended September 30, 2013. The increase in the current period was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO.

•	Other expenses were $0.1 million for the three months ended September 30, 2012 and $0 for the same period in 2013. Other expenses in the prior year period represented an earnout accretion expense that ended December 2012 with the final earnout payment.

Other expenses were $0.3 million for the nine months ended September 30, 2012 and $0 for the same period in 2013. Other expenses in the prior year period represented an earnout accretion expense that ended December 2012 with the final earnout payment.

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

Indebtedness Outstanding

Our indebtedness outstanding is comprised principally of borrowings under our Senior Notes and the Revolving Credit Facility. We had total indebtedness of approximately $511.6 million (inclusive of our debt premium) outstanding as of September 30, 2013. In addition, we issued $250 million of 2021 Notes in October 2013 and used approximately $135.0 million of the net proceeds therefrom to repay the entire outstanding balance under our Revolving Credit Facility. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of September 30, 2013, we were in compliance with the financial covenants of our outstanding debt and lease agreements and the indenture governing our Senior Notes.

7	3/4% Senior Notes due 2019

In February 2011, April 2011, and March 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the “Issuers”), issued an aggregate of $400 million of 7 3/4% Senior Notes due 2019 (the “2019 Notes”), in a series of private placements. The Issuers subsequently conducted exchange offers in which all of the 2019 Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of Aviv REIT. The obligations under the 2019 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.

The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The 2019 Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. A premium of $2.8 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes in April 2011 and the $100 million of 2019 Notes in March 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The net proceeds from the offerings of the 2019 Notes were used to repay all outstanding indebtedness under our Acquisition Credit Line, partially repay indebtedness outstanding under our Term Loan and, together with proceeds from additional equity investments made by our stockholders, to fund pending investments.

The 2019 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after February 15, 2015, at the redemption prices set forth in the indenture governing the 2019 Notes, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to February 15, 2015, the Issuers may redeem all or a portion of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to February 15, 2014, the Issuers may redeem up to 35% of the principal amount of the 2019 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 107.75% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

The indenture governing the 2019 Notes contains restrictive covenants that, among other things, restrict the ability of Aviv REIT, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to Aviv REIT. The indenture governing the 2019 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2019 Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding 2019 Notes may become due and payable immediately.

6%	Senior Notes due 2021

In October 2013, the Issuers issued $250 million of 6% Senior Notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “Senior Notes”), in a private placement. The Issuers have agreed to conduct an exchange offer in which they will offer to exchange all of the 2021 Notes for freely tradable notes that will be registered under the Securities Act. The obligations under the 2021 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by Aviv REIT and certain of our existing and, subject to certain exceptions, future subsidiaries.

The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 15, 2021. The 2021 Notes bear interest at a rate of 6% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. A portion of the net proceeds from the offering of the 2021 Notes was used to repay all outstanding indebtedness under our Revolving Credit Facility.

The 2021 Notes are redeemable at the option of the Issuers, in whole or in part, at any time, and from time to time, on or after October 15, 2017, at the redemption prices set forth in the indenture governing the 2021 Notes, plus accrued and unpaid interest to the applicable redemption date. In addition, prior to October 15, 2017, the Issuers may redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount of the 2021 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest to the applicable redemption date. At any time, or from time to time, on or prior to October 15, 2016, the Issuers may redeem up to 35% of the principal amount of the 2021 Notes, using the proceeds of specific kinds of equity offerings, at a redemption price of 106% of the principal amount to be redeemed, plus accrued and unpaid interest, if any, to the applicable redemption date.

The indenture governing the 2021 Notes contains restrictive covenants that, among other things, restrict the ability of Aviv REIT, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to Aviv REIT. The indenture governing the 2019 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2019 Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding 2019 Notes may become due and payable immediately.

Revolving Credit Facility

On March 26, 2013, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A. (collectively, as amended from time to time, the “Revolving Credit Facility”). On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. The Revolving Credit Facility also has an accordion feature that may allow us to increase the availability thereunder by an additional $100 million to $500 million. The Revolving Credit Facility had an outstanding balance of $95.0 million as of September 30, 2013. Subsequent to September 30, 2013, we drew an additional $40.0 million under the Revolving Credit Facility. We used approximately $135.0 million of the net proceeds from the offering of the 2021 Notes to repay the entire outstanding balance under our Revolving Credit Facility.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The Revolving Credit Facility bears interest at the rate of LIBOR plus a margin of 235 basis points to 300 basis points, depending on our leverage ratio, and the interest rate was 2.53% at September 30, 2013. The initial term of the Revolving Credit Facility expires on March 26, 2016 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Revolving Credit Facility are available for general corporate purposes.

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

Under the Revolving Credit Facility, our distributions may not exceed the greater of (i) 95% of our Adjusted Funds From Operations or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions.

We and certain of our subsidiaries guarantee the obligations under the Revolving Credit Facility and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for the obligations.

Other Loans

In November 2010, an indirectly-owned subsidiary entered into two acquisition loan agreements on the same terms that provided for borrowings of $7.8 million. Principal and interest payments are due monthly beginning on December 1, 2010 through the maturity date of December 1, 2015. Interest is a fixed rate of 6.00%. These loans are secured by a skilled nursing facility controlled by such subsidiary. These acquisition loans were paid off in full on May 15, 2013.

In June 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of September 30, 2013, the balance of such loan was $11.3 million (excluding $2.4 million of net debt premium balance).

The following table shows the amounts due in connection with the contractual obligations described above (including future interest payments) on a pro forma basis assuming the offering of the 2021 Notes and the application of the net proceeds therefrom had occurred as of September 30, 2013:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Revolving credit facility and other notes payable	$716	$1,431	$1,431	$18,664	$22,242
6% Senior Notes due 2021 (1)	15,000	30,000	30,000	295,000	370,000
7 3/4% Senior Notes due 2019 (2)	31,000	62,000	62,000	412,917	567,917

Total	$46,716	$93,431	$93,431	$726,581	$960,159

(1)	Reflects $250 million outstanding of our 6% Senior Notes due 2021.
(2)	Reflects $400 million outstanding of our 7 3/4% Senior Notes due 2019.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described above as of September 30, 2013 (including future interest payments).

	Payments Due by Period
	(in thousands)
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
Revolving credit facility and other notes payable	$4,606	$102,454	(1)	$1,431	$18,664	$127,155
7 3⁄4 % Senior Notes due 2019 (2)	31,000	62,000		62,000	412,917	567,917

Total	$35,606	$164,454	(1)	$63,431	$431,581	$695,072

(1)	Primarily relates to maturity of indebtedness under our Revolving Credit Facility in March 2016. Does not give effect to any amounts to be drawn under the Revolving Credit Facility which would also mature in March 2016.
(2)	Reflects $400 million outstanding of our 7 3/4% Senior Notes due 2019.

Cash Flows of Aviv REIT

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

•	Cash provided by operations increased $16.1 million or 67.2% from $23.9 million for the nine months ended September 30, 2012 to $40.0 million for the same period in 2013. The increase was primarily due to a $12.1 million increase in cash from operations after giving consideration to non-cash components for the nine months ended September 30, 2013 as compared to the same period in 2012 and from the recognition of organizational costs into equity as part of the IPO.

•	Cash used in investing activities decreased $80.5 million or 58.5% from $137.5 million for the nine months ended September 30, 2012 to $57.0 million for the same period in 2013. The decrease is due to $93.5 million less cash spent on the acquisition of 10 properties for the nine months ended September 30, 2013 compared to 34 properties that were acquired in the same period in 2012 and $9.8 million less net cash spent in 2013 on capital and development projects compared to the same period in 2012. This is offset by $25.7 million in less proceeds received for the sale of properties for the nine months ended September 30, 2013, as compared to the same period in 2012.

•	Cash provided by financing activities decreased $76.3 million or 87.0% from $87.7 million for the nine months ended September 30, 2012 to $11.4 million for the same period in 2013. The decrease was primarily due to $278.2 million in additional net cash funding received as a result of the IPO, net of capital raising costs, offset by $31.4 million in additional cash spent to pay dividends/distributions in 2013 as compared to 2012, $245.8 million in additional net cash used to pay down debt in 2013 as compared to 2012, and $3.6 million in additional cash used to pay the swap termination fee in 2013.

Summary of Significant Accounting Policies

See footnotes to unaudited consolidated financial statements included herein and in Aviv REIT’s and the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013.

Presentation of Non-GAAP Financial Information

We use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles (“GAAP”). The “non-GAAP” financial measures used in this report include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets and gain (loss) on sale of assets.

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and change in fair value of derivatives.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock-based compensation, straight-line rent and rental income from intangible amortization.

•	EBITDA represents net income before interest expense (net) and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets , transaction costs, write off of straight-line rents, non-cash stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

Our management uses FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of our ability to incur and service debt. Because FFO, Normalized FFO and AFFO exclude depreciation and amortization unique to real estate, impairment, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other real estate investment trusts, or REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO, Normalized FFO and AFFO, interest costs, in each case providing perspective not immediately apparent from net income. In addition, we believe that FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

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

	Three Months Ended September 30		Nine Months Ended September 30
Other Information	2013	2012	2013	2012
FFO	$18,382,175	$10,428,331	$36,404,694	$32,787,866
Normalized FFO	19,418,636	14,548,175	48,973,074	42,603,331
AFFO	21,624,854	13,778,334	58,324,197	39,387,627
EBITDA	27,755,566	21,566,984	68,544,899	68,757,453
Adjusted EBITDA	32,227,426	27,966,961	94,904,256	82,091,105

The following table is a reconciliation of net income to FFO, Normalized FFO and AFFO:

	Three Months Ended September 30		Nine Months Ended September 30
Funds from Operations	2013	2012	2013	2012
Net income	$10,066,927	$1,767,446	$12,031,159	$11,396,348
Depreciation and amortization	8,301,870	6,894,012	24,399,334	19,671,033
Loss on impairment of assets	—	1,766,873	—	6,145,731
Loss (gain) on sale of assets, net	13,378	—	(25,799)	(4,425,246)

Funds from Operations	18,382,175	10,428,331	36,404,694	32,787,866
Loss on extinguishment of debt	—	—	10,974,196	—
Reserve for uncollectible loan receivables	—	2,833,419	11,000	6,308,408
Transaction costs	1,036,461	1,286,425	1,583,184	3,507,057
Change in fair value of derivatives	—	—	—	—

Normalized Funds from Operations	19,418,636	14,548,175	48,973,074	42,603,331
Amortization of deferred financing costs	809,996	931,253	2,516,150	2,626,446
Non-cash stock-based compensation	534,814	513,260	10,929,569	1,229,957
Straight-line rental income, net	1,226,519	(1,802,440)	(2,997,780)	(5,922,684)
Rental income from intangible amortization, net	(365,111)	(411,916)	(1,096,816)	(1,149,423)

Adjusted Funds from Operations	$21,624,854	$13,778,334	$58,324,197	$39,387,627

The following table is a reconciliation of our cash flows provided by operating activities to FFO, Normalized FFO and AFFO:

	Nine Months Ended September 30
Funds from Operations	2013	2012
Cash flows provided by operating activities	$40,000,453	$23,930,323
Depreciation from discontinued operations	—	(34,109)
Reserve for uncollectible loan and other receivables	(56,521)	(8,820,937)
Non-cash stock-based compensation	(10,929,569)	(1,229,957)
Amortization of deferred financing costs	(2,516,150)	(2,626,446)
Straight-line rental income, net	2,997,780	5,922,684
Rental income from intangible amortization, net	1,096,816	1,149,423
Changes in operating assets and liabilities	10,595,581	14,517,991
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Change in fair value of derivatives	—	—
Other	376,918	(7,842)

Funds from Operations	36,404,694	32,787,866
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	11,000	6,308,408
Transaction costs	1,583,184	3,507,057
Change in fair value of derivatives	—	—

Normalized Funds from Operations	48,973,074	42,603,331
Amortization of deferred financing costs	2,516,150	2,626,446
Non-cash stock-based compensation	10,929,569	1,229,957
Straight-line rental income, net	(2,997,780)	(5,922,684)
Rental income from intangible amortization, net	(1,096,816)	(1,149,423)

Adjusted Funds from Operations	$58,324,197	$39,387,627

The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30		Nine Months Ended September 30
EBITDA	2013	2012	2013	2012
Net income	$10,066,927	$1,767,446	$12,031,159	$11,396,348
Interest expense, net	9,386,769	12,905,526	32,114,406	37,690,072
Depreciation and amortization	8,301,870	6,894,012	24,399,334	19,671,033

EBITDA	27,755,566	21,566,984	68,544,899	68,757,453
Loss on impairment of assets	—	1,766,873	—	6,145,731
Loss (gain) on sale of assets, net	13,378	—	(25,799)	(4,425,246)
Transaction costs	1,036,461	1,286,425	1,583,184	3,507,057
Write off of straight-line rents	2,887,207	—	2,887,207	567,745
Non-cash stock-based compensation	534,814	513,260	10,929,569	1,229,957
Loss on extinguishment of debt	—	—	10,974,196	—
Reserve for uncollectible loan receivables	—	2,833,419	11,000	6,308,408
Change in fair value of derivatives	—	—	—	—

Adjusted EBITDA	$32,227,426	$27,966,961	$94,904,256	$82,091,105

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended September 30
EBITDA	2013	2012
Cash flows provided by operating activities	$40,000,453	$23,930,323
Interest expense, net	32,114,406	37,690,072
Depreciation from discontinued operations	—	(34,109)
Amortization of deferred financing costs	(2,516,150)	(2,626,446)
Straight-line rental income, net	2,997,780	5,922,684
Rental income from intangible amortization, net	1,096,816	1,149,423
Non-cash stock-based compensation	(10,929,569)	(1,229,957)
Gain on sale of assets, net	25,799	4,425,246
Loss on impairment of assets	—	(6,145,731)
Reserve for uncollectible loan receivables	(56,521)	(8,820,937)
Changes in operating assets and liabilities	10,595,581	14,517,991
Non-cash loss on extinguishment of debt	(5,160,614)	(13,264)
Other	376,918	(7,842)

EBITDA	68,544,899	68,757,453
Loss on impairment of assets	—	6,145,731
Gain on sale of assets, net	(25,799)	(4,425,246)
Transaction costs	1,583,184	3,507,057
Write-off of straight-line rents	2,887,207	567,745
Non-cash stock-based compensation	10,929,569	1,229,957
Loss on extinguishment of debt	10,974,196	—
Reserve for uncollectible loan receivables	11,000	6,308,408
Change in fair value of derivatives	—	—

Adjusted EBITDA	$94,904,256	$82,091,105

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of September 30, 2013, approximately $411.0 million of our consolidated borrowings bore interest at fixed rates (primarily representing our 2019 Notes) and $95.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Revolving Credit Facility). To the extent we undertake variable rate indebtedness, if interest rates increase, then so will the interest costs on our variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distribution to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense.

We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $95.0 million on our variable rate indebtedness during the quarter ended September 30, 2013, our interest expense would have increased by $237,500 for the quarter ended September 30, 2013.

Item 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures of Aviv REIT. Under the supervision of and with the participation of Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, Aviv REIT evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Aviv REIT’s disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by Aviv REIT in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to Aviv REIT’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of Aviv REIT. During the quarter ended September 30, 2013, there have been no changes in Aviv REIT’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Aviv REIT, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended September 30, 2013, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 6. EXHIBITS.

4.1	Indenture, dated as of October 16, 2013, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, Aviv REIT, Inc. and the other Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on October 16, 2013 and incorporated herein by reference thereto.

4.2	Registration Rights Agreement, dated as of October 16, 2013, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, Aviv REIT, Inc. and the other Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Representative of the several Initial Purchasers, included as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-35841) filed on October 16, 2013 and incorporated herein by reference thereto.

4.3	Form of 6% Senior Notes due 2021 (included in Exhibit 4.1).

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVIV REIT, INC.

November 7, 2013	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

November 7, 2013	AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

	By:	/s/ James H. Lyman
		Name:	James H. Lyman
		Title:	Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of President and Chief Operating Officer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5	Certification of President and Chief Operating Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Certification of Chief Financial Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Changes in Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.