Form 10-K
period 2013-12-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2014-02-20
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-173824-103 (Aviv REIT, Inc.)

Commission file number 333-173824 (Aviv Healthcare Properties Limited Partnership)

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Aviv REIT, Inc.) Delaware (Aviv Healthcare Properties Limited Partnership)	27-3200673 (Aviv REIT, Inc.) 35-2249166 (Aviv Healthcare Properties Limited Partnership)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 W. Madison Street, Suite 2400 Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 855-0930

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Aviv REIT, Inc. held by non-affiliates as of June 28, 2013 was $383,902,200. The aggregate market value of units of beneficial interest (“OP units”) in Aviv Healthcare Properties Limited Partnership held by non-affiliates as of June 28, 2013 was $116,813,347.

As of February 18, 2014, Aviv REIT, Inc. had 37,732,238 shares of common stock outstanding, $0.01 par value per share. As of February 18, 2014, Aviv Healthcare Properties Limited Partnership had 11,525,205 OP units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of Aviv REIT, Inc.’s proxy statement for the 2014 Annual Meeting of Stockholders (to be filed not later than 120 days after the end of its fiscal year) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This combined Annual Report on Form 10-K is being filed by Aviv REIT, Inc., or AVIV, and Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to AVIV and AVIV’s controlled subsidiaries and the Partnership and the Partnership’s controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented.

We are an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and, as such, we have elected to comply with certain reduced public company reporting requirements for this report.

AVIV is a real estate investment trust, or REIT, and the general partner of the Partnership. The Partnership’s capital is comprised of units of beneficial interest, or OP units. As of December 31, 2013, AVIV owned 76.4% of the economic interest in the Partnership, with the remaining interest being owned by investors. Investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

The Company believes combining the Annual Reports on Form 10-K of AVIV and the Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of AVIV and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both AVIV and the Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates AVIV and the Partnership as one business. The management of AVIV consists of the same employees as the management of the Partnership.

The Company believes it is important for investors to understand the few differences between AVIV and the Partnership in the context of how AVIV and the Partnership operate as a consolidated company. AVIV is a REIT, whose only material asset is its ownership of OP units of the Partnership. As a result, AVIV does not conduct business itself, other than acting as the sole general partner of the Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Partnership. AVIV has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Partnership. The Partnership indirectly holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by AVIV, which are contributed to the Partnership in exchange for OP units, the Partnership generates all remaining capital required by the Company’s business. These sources include the Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of OP units.

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. The Partnership’s capital consists of OP units that are owned by AVIV and other investors. AVIV’s stockholders’ equity consists of common stock, additional paid in capital and retained earnings (accumulated deficit). The OP units held by the limited partners in the Partnership are presented as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There was no difference between the assets and liabilities of AVIV and the Partnership as of December 31, 2013. Net income is the same for AVIV and the Partnership.

In order to highlight the few differences between AVIV and the Partnership, there are sections in this report that discuss AVIV and the Partnership separately, including separate financial statements and controls and procedures sections. In the sections that combine disclosure for AVIV and the Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Partnership is generally the entity that enters into contracts, holds assets and issues debt, we believe that reference to the Company in this context is appropriate because the business is one enterprise and the Company operates the business through the Partnership.

ii

AVIV REIT, INC. / AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

iii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information presented herein includes forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, projected growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify forward-looking statements by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “estimate,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include those disclosed under Part I, Item 1A, “Risk Factors” and elsewhere in filings made by us with the Securities and Exchange Commission, or the SEC. The risks and uncertainties discussed in these reports are not exhaustive and investors should not place undue reliance on forward-looking statements as a prediction of actual results. There may be additional risks of which we are presently unaware or that we currently deem immaterial. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

PRESENTATION OF PORTFOLIO METRICS

In addition to information regarding our financial performance, we present certain metrics in this report regarding the performance of our operators. These metrics include EBITDARM coverage, EBITDAR coverage, EBITDAR margin, portfolio occupancy and quality mix, which are derived as follows:

•	EBITDARM coverage represents EBITDARM, which we define as earnings before interest, taxes, depreciation, amortization, rent expense and management fees allocated by the operator to one of its affiliates, of our operators for the applicable period, divided by the rent paid to us by our operators during such period.

•	EBITDAR coverage represents EBITDAR, which we define as earnings before interest, taxes, depreciation, amortization and rent expense, of our operators for the applicable period, divided by the rent paid to us by our operators during such period. Assumes a management fee of 4%.

•	EBITDAR margin of an operator represents the operator’s EBITDAR for the applicable period divided by the operator’s total revenue for the applicable period.

•	Portfolio occupancy represents the average daily number of beds at our properties that are occupied during the applicable period divided by the total number of beds at our properties that are available for use during the applicable period.

•	Quality mix represents total revenue of our operators from all payor sources, excluding Medicaid revenues, divided by the total revenue of our operators for the applicable period.

These metrics are not derived from our financial statements but are operating statistics that we derive from reports that we receive from our operators pursuant to our triple-net leases. As a result, our portfolio metrics typically lag our own financial statements by approximately one quarter. In order to determine our portfolio metrics for the period presented, the metrics are stated only with respect to properties owned by us and operated by the same operator for the portion of the period we owned the properties and excludes assets held for sale, properties under construction and, with certain exceptions for shorter periods, properties within 24 months of completion of construction. Accordingly, EBITDARM and EBITDAR coverage, EBITDAR margin, portfolio occupancy and quality mix for the twelve months ended September 30, 2013 included 240 of the 263 properties in our portfolio as of September 30, 2013.

When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

PART I

Item 1.	BUSINESS

Our Company

AVIV is a self-administered real estate investment trust, or REIT, specializing in the ownership and triple-net leasing of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our management team has extensive knowledge of and a track record investing in SNFs and other healthcare real estate. We believe that we own one of the largest and highest-quality portfolios of post-acute and long-term care SNFs in the United States. We generate our cash rental stream by triple-net leasing our properties to third-party operators who have responsibility for the operation of the facilities, including for all operating costs and expenses related to the property, maintenance and repair obligations and other required capital expenditures. Our leases typically include rent escalation provisions designed to provide us with organic growth in our rental stream. As of December 31, 2013, our portfolio consisted of 282 properties in 29 states leased to 38 tenants who represent many of the largest and most experienced operators in the industry.

We believe we can continue to achieve attractive returns for our investors by combining a steadily growing rental stream from our existing properties with growth through acquisitions in a large and fragmented industry. In the last five years, we have acquired 135 properties with 27 tenants in 65 separate transactions ranging in size from less than $1 million to $73 million, for a total of $636.2 million, returning a 16% compound annual growth rate, or CAGR, over that period. We have established a track record of working with market-leading operators to support their growth plans through acquisitions. Our experience, reputation and relationships in the SNF industry allow us to acquire properties to which many other investors do not have access. As a result, we have been successful acquiring high-quality properties at valuations that achieve attractive lease yields and strong rent coverage for our diversified portfolio.

We have built a high-quality and strategically diversified portfolio of tenants and properties with approximately $151.8 million of contractual rent for the twelve months ending December 31, 2014 based on leases in place as of December 31, 2013. We also receive income from secured loan receivables and an asset under a direct financing lease, which together had a book value of $52.9 million as of December 31, 2013. Our leases provide us with long-term cash rental streams, with a weighted-average remaining lease term of approximately 7.8 years as of December 31, 2013 and 20.2% of our rent expiring over the next five years. We are able to proactively manage lease expirations by extending our leases in connection with acquisitions, reinvestment projects and other opportunities. We believe our rental stream is secure because our EBITDARM and EBITDAR portfolio coverage ratios were 2.0x and 1.6x, respectively, for the twelve months ended September 30, 2013. We believe these measures are strong indications of our tenants’ ability to comfortably pay the rent and other amounts due under our leases. In addition, our properties have strong occupancy and quality mix, with portfolio occupancy and quality mix of 79.2% and 47.3%, respectively, for the three months ended September 30, 2013. See “Presentation of Portfolio Metrics” for additional information regarding our coverage ratios and other portfolio metrics.

Our Competitive Strengths

We believe the following strengths serve as the foundation for our business:

Established Healthcare REIT with Expertise Investing in SNFs. We specialize in triple-net leasing post-acute and long-term care SNFs to large and experienced operators. We own one of the largest portfolios of SNFs in the United States and have been investing in SNFs for over 30 years. As of December 31, 2013, 236 of our 282 properties were SNFs, representing 85.7% of our contractual rent. We have extensive experience and expertise regarding the management of our portfolio, which we believe is critical to our success. Our network of market-leading SNF operators has created a pipeline of growth opportunities.

Strategically Diversified Portfolio of High-Quality Properties. We have a diversified portfolio of properties located in 29 states that are triple-net leased on a long-term basis to 38 tenants. We focus on strategically limiting our concentration of properties with tenants and states, with no single tenant representing more than 14.0% of our contractual rent and no state representing more than 17.5% of our contractual rent as of December 31, 2013. We have a strategically balanced portfolio of Medicare and Medicaid revenue which comes from many different reimbursement systems including from the federal government and 28 states. We believe that our diversification helps us generate a stable and steadily growing rental stream. We also pursue a strategy of leasing properties to multiple tenants in each of our markets and multiple properties for each of our tenants, which helps us expand our expertise and relationships in a given market, while also helping us mitigate risk. We focus on continually enhancing the quality of our properties and have established a reinvestment program designed to give our high-quality properties a competitive advantage in their markets. These investments include interior enhancements designed to drive revenues for our operators and exterior enhancements designed to attract residents from the community and key referral sources. We have invested a significant amount of capital in recent years in our existing properties, for which we receive incremental rent, with returns consistent with those we achieve for new acquisitions. We expect this to be a consistent and growing part of our business.

Strong Relationships with Large and Experienced Operators. We have developed strong relationships with many of the largest and most experienced operators in the United States. We have made a long-term commitment to working with operators in a cooperative and supportive manner. Our top ten tenants, which represent 70.8% of our contractual rent as of December 31, 2013, operate an average of 92 properties and have an average relationship with us of ten years. These operators possess the experience, scale and other characteristics that are key factors in driving profitability for them and our properties. Our tenants have strong EBITDAR margins and coverages, of 15.7% and 1.6x, respectively, for our properties, for the twelve months ended September 30, 2013. We cultivate long-term relationships with our tenants and other market-leading operators. Our strong relationships with these tenants lead to a significant pipeline of attractive investment opportunities, with approximately 48.5% of our $636.2 million of acquisitions over the last five years completed with existing tenants. We believe we will continue to generate a significant pipeline of investment opportunities as a result of our relationships.

Well-Structured Triple-Net Leases with Strong Coverage. We have strong rent coverage, which is an indication of our tenants’ ability to comfortably pay the rent due under our leases. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2013 were 2.0x and 1.6x, respectively. We believe our coverages achieve the proper balance between maintaining our profitability and providing comfort that our tenants will be able to pay the rent and other amounts due under our leases. Under our triple-net leases, our tenants are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other required capital expenditures. This structure helps insulate us from variability in operator cashflows. We support our ability to generate attractive returns on a long-term basis by structuring our leases with a variety of complementary provisions. For instance, our leases typically have initial terms of 10 years and include annual rent escalators of approximately 2% compounded per annum.

These escalator provisions help us achieve a steadily growing cash rental stream. We regularly enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise from our close tenant relationships. Our lease structures also provide us with key credit support for our rents, with 99% of our contractual rent supported by personal and/or corporate guarantees and 86% supported by master leases or leases with cross-default provisions as of December 31, 2013. Our leases also typically require security deposits of several months’ rent.

Platform Built for Growth with Proven Investment Track Record. We employ 28 people across the organization and are committed to maintaining a growth-oriented infrastructure. We have 11 professionals focused on sourcing, underwriting and executing transactions. Our acquisition team has enabled us to grow our total assets at December 31, 2013 by 100% over the last five years. We have also developed an experienced asset management team of eight professionals that oversees our properties, preserves our assets and identifies other investments in our existing portfolio that help grow our rental stream. We are disciplined and selective about the investments we make. Our underwriting process includes a thorough assessment of the experience and credit profile of each operator, the quality of the real estate and the demographics of the market in which the property is located. The experience of our management team and our strong working relationships with our tenants have enabled us to invest $126.1 million over the last five years in existing properties and strategic new construction projects, for which we receive incremental rent. We are disciplined and make investments with attractive returns that create long-term value.

Experienced Management Team with Significant Tenure. Craig M. Bernfield, our Chairman and Chief Executive Officer, has built the Company for over 25 years. Our President and Chief Operating Officer, Steven J. Insoft, has been with us for nine years and has more than 20 years of experience as an operator, investor and developer of SNFs and assisted living facilities, or ALFs. Our Chief Financial Officer, Mark L. Wetzel, joined the Company in 2013 with over 25 years of real estate, capital markets and operating experience, including significant public and private REIT experience as a chief financial officer and senior executive. Our other key senior executives and professionals have significant tenure and experience, averaging 10 years with the Company and 23 years in their areas of expertise. Our entire management team has specialized knowledge that is critical to the operation and growth of our business.

Our Growth Strategies

The SNF industry is large and fragmented and we believe that market conditions are favorable for investing in post-acute and long-term care SNFs and for consolidation in the industry. According to the American Health Care Association, the SNF market comprises 15,700 facilities and 1.7 million beds and, according to National Investment Center for Senior Housing & Care Industry, or NIC, there are over 2,500 SNF operators in the United States. We estimate that approximately 88% of SNFs are privately owned, and in our experience these owners regularly seek liquidity through the sale of their properties and sale-leaseback transactions. These transactions are attractive to us because they offer conservative property valuations and an alignment of interests with the seller since they continue to operate the property after the acquisition is completed. We have an extensive network of relationships with SNF operators and owners and an experienced team of professionals that specialize in SNFs. We believe our reputation and knowledge will provide us with a significant competitive advantage to further consolidate the ownership of post-acute and long-term care SNF properties.

The primary elements of our growth strategy are to:

Continue to Source Investments from Existing Relationships. Our tenants represent many of the largest and most experienced operators of SNFs in the United States. These market-leading operators have a demonstrated desire, as well as the resources and ability, to grow, and our strong relationships with these operators lead directly to acquisition and other investment opportunities.

These operators own many of the facilities they operate which gives us a significant opportunity to grow our portfolio through sale-leaseback transactions. These transactions are attractive to the operators because they provide liquidity to grow their businesses. Approximately 48.5% of our $636.2 million of acquisitions over the last five years were completed with existing tenants. We believe we can continue to expand our relationships with our tenants, who collectively operate over 1,300 properties throughout the United States. As a result, we believe we will continue to identify attractive acquisition, sale-leaseback, reinvestment, new construction and other investment opportunities in our operators’ existing markets, as well as new markets.

Identify Additional Operator Relationships. We seek to expand our portfolio by capitalizing on the network of relationships with market-leading operators we have built in the SNF industry over the past 30 years. We focus on operator relationships that meet our investment criteria, and we believe our experience in the industry helps us to identify these high-quality operators. This strategy has resulted in approximately 51.5% of our acquisitions over the last five years being completed with 14 new tenants who now operate 69 of our properties. Our reputation in the industry has allowed us to generate a significant pipeline of attractive opportunities to grow our portfolio with some of the largest and most experienced operators in the United States.

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

Strategically Pursue Opportunities to Invest in Complementary Healthcare Properties. We intend to continue to capitalize on our management team’s extensive knowledge of healthcare properties, as well as our strong relationships with our tenants, to supplement our core strategy of acquiring and investing in post-acute and long-term care SNFs. We opportunistically acquire complementary healthcare properties, such as assisted living facilities, or ALFs, and independent living facilities, or ILFs, which collectively represented 10.6% of our contractual rents as of December 31, 2013. In addition, we have also acquired long-term acute-care hospital and traumatic brain injury facilities, which collectively represented 3.7% of our contractual rents as of December 31, 2013, with experienced operators that meet our criteria for quality and experience and we believe have the ability and desire to grow with us. We believe the acquisition of these properties on a strategic basis helps us continue to generate attractive returns, diversify our existing portfolio and further expand and strengthen our industry relationships.

Our Portfolio

As of December 31, 2013, our portfolio consisted of 282 properties, comprised of 236 skilled nursing facilities, 26 assisted living facilities, 14 traumatic brain injury facilities, two long-term acute care hospitals, one neuro hospital, one independent living facility, one medical office building, and one land parcel for development, with approximately 22,700 beds in 29 states triple-net leased to 38 operators. Our portfolio consisted of 277 owned properties (including three properties under development), three properties that we lease and sublease to a third-party operator, one property in which we hold a leasehold security interest from a third-party operator and one new construction property in which we hold a security interest. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2013 were 2.0x and 1.6x, respectively, and our operators’ EBITDAR margins at our properties averaged 16%. For the twelve months ended September 30, 2013, our portfolio occupancy was 79.2% and our quality mix was 47.3%.

We lease our properties to a diversified group of 38 operators with no single operator representing more than 14.0% of our contractual rent as of December 31, 2013. We monitor the credit quality of our operators on an ongoing basis. For example, on a quarterly basis, we review the financial statements of our properties, paying special attention to trends in key metrics, liquidity measures and health surveys. Our review and analysis is accompanied by a formal quarterly conference call with each operator’s key personnel in order to provide better insight into the current state of operations. Furthermore, we perform an onsite inspection of each of our properties on an annual or biennial basis, after which we make recommendations regarding building improvements and reinvestment opportunities to our operators.

The following table sets forth information about our properties as of December 31, 2013:

Operator Diversification

	Number of	Number of	Percentage
Operator (1)	properties	Operating beds	of Contractual Rent
Daybreak	52	3,999	14.0%
Saber	30	2,559	13.5%
EmpRes	17	1,404	8.4%
Preferred Care	17	1,617	7.1%
Maplewood	7	477	6.9%

Top Five	123	10,056	49.9%
Sun Mar	13	1,345	6.0%
Fundamental	12	1,296	4.9%
Diversicare	6	944	3.8%
Deseret	18	893	3.3%
Genesis	10	881	2.9%
Prestige Care	9	588	2.9%
Peregrine	4	661	2.7%
Reliance	4	460	2.2%
Bridgemark	7	789	2.2%
CareMeridian	15	162	1.9%
Cardinal Care	2	164	1.7%
Trillium	8	467	1.4%
Physician’s Hospital Group	3	70	1.3%
New Beginnings	3	313	1.2%
HI-Care	3	278	1.1%
Trinity HealthCare	4	385	1.1%
Markleysburg	3	259	1.0%
Better Senior Living	3	310	0.9%
Ridgecrest	2	175	0.8%
Covenant Care	2	224	0.8%
Hope Healthcare	4	380	0.8%
Heyde	3	203	0.7%
JK&L	2	104	0.7%
Lion	1	162	0.6%
Safe Haven	2	124	0.6%
UltraCare	3	136	0.5%
Transitions	1	135	0.5%
NuCare	1	94	0.5%
Homestead	6	348	0.5%
Orion	1	93	0.3%
LTP Generations	2	96	0.2%
Health Dimensions	1	90	0.1%
ConvaCare	1	51	0.0%

Total	282	22,736	100.0%

(1)	Throughout this report, we refer to operators by their commonly-known trade names; however, each operator may operate through a variety of legal entities, some or all of which may not be under common ownership and properties may not be subject to master leases or cross-defaulted.

We have a geographically diversified portfolio of properties located in 29 states with no state representing more than 17.5% of our contractual rent as of December 31, 2013.

The following table sets forth information about our properties as of December 31, 2013:

State Diversification

	Number of	Number of	Percentage of
State	properties	Operating beds	Contractual Rent (1)
Texas	62	5,197	17.5%
Ohio	27	2,743	14.0%
California	36	2,279	12.8%
Connecticut	6	407	6.3%
Pennsylvania	10	1,134	5.5%

Top Five	141	11,760	56.1%
Missouri	15	1,238	4.8%
Arkansas	11	1,102	3.9%
Illinois	11	1,169	3.6%
New Mexico	9	782	3.4%
Washington	10	590	3.1%
Kansas	16	840	2.9%
Florida	9	708	2.9%
Massachusetts	8	682	2.2%
Arizona	4	400	2.0%
Indiana	4	242	1.9%
Oregon	6	394	1.9%
Idaho	5	408	1.9%
Wisconsin	5	387	1.4%
Nevada	3	241	1.4%
Kentucky	2	261	1.4%
Iowa	7	347	1.1%
Oklahoma	5	326	1.0%
Nebraska	2	242	0.8%
Minnesota	3	155	0.6%
Virginia	1	97	0.5%
Montana	2	110	0.4%
Michigan	1	93	0.4%
Tennessee	1	102	0.3%
Utah	1	60	0.2%

Total	282	22,736	100.0%

(1)	In the case where the facilities’ master lease includes more than one state, rent was allocated proportionally by number of beds.

Lease Expiration

The following table sets forth information regarding the expiration dates of our leases as of December 31, 2013:

	Number of Properties	Percent of
Year	with Leases Expiring	Total Rent
2014	1	0.2%
2015	8	2.2%
2016	6	2.2%
2017	16	3.8%
2018	28	11.8%
2019	4	1.3%
2020	22	8.2%
2021	86	25.4%
2022	44	17.1%
2023	29	10.8%
Thereafter:	37	17.0%

Total(1)	281	100%

(1)	Does not include one closed facility that is held for sale.

Our Industry

The healthcare REIT industry represents a subset of the broader REIT market dedicated to owning and triple-net leasing healthcare real estate assets, including SNFs, senior housing communities, hospitals and medical office buildings. There are currently thirteen publicly-traded healthcare REITs representing an aggregate public market capitalization of approximately $109 billion based on publicly available data as of December 31, 2013. Most of these companies specialize in other healthcare properties or are larger diversified companies that are less focused on investing in post-acute and long-term care SNFs. The SNF real estate industry is large and fragmented and we believe there is a significant consolidation opportunity. There are approximately 15,700 facilities and 1.7 million beds, according to the American Health Care Association, and over 2,500 SNF operators according to the NIC. We estimate that approximately 88% of SNFs are privately-owned.

We believe that the dynamics within the SNF industry create an opportunity for attractive returns. The SNF industry is expected to benefit from current and projected near-term demographic, economic and regulatory trends driving demand for post-acute and long-term care services provided by SNFs. The demand for SNFs is need-based. For instance, SNFs provide care to both residents recovering from an illness or surgery who may have been discharged from a hospital and need rehabilitation or restorative care, and long-term residents who need daily skilled nursing and assistance with numerous activities of daily living. SNFs provide comprehensive delivery of care to these residents at a lower cost than higher acuity healthcare facilities. The SNF industry is insulated from competition by significant barriers to entry, which limits the supply of additional SNFs.

Furthermore, governmental programs are now designed for managed care organizations and acute care hospitals to focus on cost savings, which is expected to generate increased utilization for SNFs.

SNFs receive a majority of their revenue through reimbursement from state and federally funded Medicaid and Medicare programs. We believe government reimbursement is a key factor supporting the cost-structure and profitability of SNF operators. Since the inception of the Medicaid and Medicare programs in 1965, the state and federal governments have proven to be reliable payers in support of the care for the U.S. elderly population. Over the last decade, SNF Medicare and SNF Medicaid reimbursement rates have been increasing at a stable rate, including growing at estimated CAGRs of 4% and 3%, respectively, over the last five years through 2012. We believe that the government will continue to provide adequate funding for post-acute and long-term care SNFs.

Competition

The market for making investments in healthcare facilities is highly competitive and fragmented. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. We also face competition when leasing available properties to prospective operators. We compete with these other companies based on reputation, purchase price and financing alternatives offered and the relationship that develops during the term of the lease.

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

•	Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require operators of SNFs and other healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•	Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON laws in those states that have them generally require an applicant to demonstrate the need for constructing a new facility, expanding an existing facility, changing the ownership or control of an existing licensed facility, or terminating services that have been approved through the CON process. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new operator.

•	Medicare and Medicaid Certification. A significant portion of the revenues of our operators that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. From time to time, our operators are notified of potential penalties, financial or otherwise, relating to facilities operated by them, and such penalties have been imposed from time to time. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ revenues, which may affect their ability to meet their obligations to us.

•	Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and submission of claims apply to state Medicaid programs, and may also apply to private payors under state laws. Further, healthcare providers, including, but not limited to, SNFs are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Private enforcement of healthcare fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals with knowledge of fraud to sue on behalf of the government and earn a percentage of the federal government’s recovery. These whistleblower suits, which have become more frequent, are also known as qui tam actions and may be filed by almost anyone, including present and former patients, nurses and other employees. Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations. Significantly, if a claim is successful, the Federal False Claims Act provides for treble damages and penalties up to $11,000 per claim. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs and can also result in the imposition of treble damages and fines or other penalties. Such penalties may affect operators’ abilities to meet their obligations to us or to continue operating the facility. Governments are also devoting increasing attention and resources to anti-fraud initiatives against healthcare providers such as SNFs. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud in SNFs. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally-funded healthcare programs. In addition, the Health Reform Laws (discussed in greater detail below) revise healthcare fraud and abuse provisions that will affect our operators. Specifically, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to state–based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws require certain entities—including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors—to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the Federal False Claims Act, and/or exclusion from the federal healthcare programs. On February 14, 2012, the Centers for Medicaid and Medicare Services, or CMS, published a proposed rule implementing the Health Reform Laws requirement that healthcare providers and suppliers report and return self-identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable. The Health Reform Laws also amend the Federal Anti–Kickback Statute to state that any items or services “resulting from” a violation of the Anti–Kickback Statute constitutes a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provide for additional funding to investigate and prosecute healthcare fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators in the event that the government brings an enforcement action or subjects them to penalties. SNFs may also experience an increase in medical record reviews from a host of government agencies and contractors, including the Department of Health and Human Services Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors. These reviews may occur more frequently because of a November 2012 report from OIG, which found that SNFs inappropriately received $1.5 billion in Medicare payments in 2009.

•	Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder (collectively, “HIPAA”), impose extensive requirements on how certain entities, including SNFs, use, disclose, and safeguard protected health information (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act of 2009 and the regulations promulgated thereunder ( “HITECH”). In order to comply with the HIPAA and HITECH, covered entities often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records, personal health information about individuals, or other protected health information. HITECH, which strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009, directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. In October 2009, the Office for Civil Rights (“OCR”) issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties. Additionally, on January 25, 2013, OCR promulgated a final rule that expands the applicability of and requirements under HIPAA and HITECH and strengthens the government’s ability to enforce these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply.

•	Legislative and Regulatory Developments. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amends PPACA, or, together with PPACA, the Health Reform Laws, and the June 28, 2012, United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below), may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These new laws include a large number of health-related provisions that are scheduled to take effect over the next several years, including potentially expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. For example, despite the Supreme Court’s decision to partially invalidate the expansion of Medicaid, a number of states have expanded their Medicaid programs. While State participation in the Medicaid expansion could increase our operators’ revenues, with increasingly strained budgets, it is unclear how states will pay their share of costs of the Medicaid expansion and whether other healthcare expenditures may be reduced as a result.

The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators provide to our respective employees. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. In addition, despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives has voted multiple times to repeal or dismantle the Health Reform Laws in full. We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and their ability to meet their obligations to us.

Additionally, provisions of Title VI of the Health Reform Laws are designed to increase transparency and program integrity of SNFs. Specifically, Section 6102 of PPACA requires all SNFs to have in operation a compliance and ethics program that is effective in preventing and detecting criminal, civil, and administrative violations of the Health Reform Laws as well as other relevant statutes and regulations. Such programs must also promote quality of care in SNFs. On February 2, 2011, CMS announced that it would finalize compliance plan requirements for SNFs in future rulemaking, but, as of February 14, 2014, it has yet to promulgate regulations implementing Section 6102 of PPACA. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on these providers. Regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators. In 2007, CMS instituted a Special Focus Facility, or SFF, initiative to stimulate improvement in the quality of care for SNFs with a history of compliance difficulties. Properties are identified based on SNFs that have more problems than other SNFs (about twice the average number of deficiencies), more serious problems than most SNFs and a pattern of problems that has persisted over a long period of time (generally three years). CMS requires that SFFs be visited by survey teams twice as frequently as other nursing homes (about twice per year). Within approximately 24 months after a facility is identified as a SFF, CMS expects one of three outcomes: improvement and graduation from the list; termination from participation in Medicare; or an extension of time to continue showing improvement. Five of our properties have been identified by CMS as SFFs, two of which are classified as showing significant improvement, two of which are classified as not showing significant improvement and one of which was recently identified as a SFF.

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

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to impose joint and several liability unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.

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

Americans With Disabilities Act

The Company’s properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of the Company’s properties where such removal is readily achievable. While it has not conducted a formal audit or investigation of its compliance with the ADA, the Company believes that its operating properties are in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is ongoing, and the Company will continue to assess its properties and make alterations as appropriate in this respect.

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

Employees

As of December 31, 2013, we had 28 full-time employees. None of our employees are represented by a union. The Company believes its relations with its employees are good.

Corporate Information

Aviv REIT, Inc. was incorporated as a Maryland corporation on July 30, 2010 and operates in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. Our operating partnership, Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, was formed on July 30, 2010, and was the successor to a Delaware limited partnership of the same name formed on March 4, 2005 in connection with the roll-up of various affiliated entities. Aviv REIT, Inc. is the sole general partnership of Aviv Healthcare Properties Limited Partnership On March 26, 2013, we completed the initial public offering of shares of AVIV’s common stock.

Offices

Our corporate offices are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Our telephone number is (312) 855-0930. The Company believes its current offices are adequate for its current operations.

Available Information

The Company maintains a website, http://www.avivreit.com, which contains additional information concerning the Company. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of its Board of Directors are also available on its website and are available in print to any stockholder upon request in writing to Aviv REIT, Inc., c/o Investor Relations, 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Information on or connected to the Company’s website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings. The SEC maintains a website, http:/www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

Financial Information

For required financial information related to the Company’s operations, please refer to its consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

The following risk factors address the material risks and uncertainties concerning our business and an investment in our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business or adversely affect the value of our common stock. If any of the risks discussed in this report were to occur, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Risks Relating to Our Business and Operations

Our business is dependent upon our operators successfully operating their businesses, and their failure to do so could have a material adverse effect on our ability to successfully and profitably operate our business.

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

Our portfolio is predominantly comprised of SNFs. As a result of our focus on SNFs, any changes affecting SNFs or SNF operators, including changes in governmental rules and regulations, particularly with respect to Medicare and Medicaid reimbursement, could have an adverse impact on our operators’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us. Additionally, if conditions in the SNF industry decline, we may be required to evaluate our properties for impairments or write-downs, which could result in charges that might be significant.

Certain operators account for a significant percentage of our rental income, and the failure of any of these operators to meet their obligations to us could materially reduce our rental income and net income.

As of December 31, 2013, approximately 14.0% of our contractual rent was from Daybreak, which operates 52 of our properties in Texas, approximately 13.5% of our contractual rent was from Saber, which operates 30 of our properties in Ohio, Pennsylvania, and Florida and approximately 8.4% of our contractual rent was from EmpRes, which operates 17 of our properties in California, Oregon, Nevada, Montana, and Washington. No other operator generated more than 7.1% of our total contractual rent as of December 31, 2013. The failure or inability of any of these operators, or of other operators that account for a significant percentage of our rental income, to meet their obligations to us could materially reduce our rental income and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

The geographic concentration of our properties could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, resulting in a decrease in our revenues or otherwise negatively impacting our results of operations.

As of December 31, 2013, the three states from which we derived the largest amount of contractual rent were Texas (17.5%), Ohio (14.0%) and California (12.8%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to Medicaid, acts of nature and other factors that may result in a decrease in demand for long-term care services in these states could have an adverse impact on our operators’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.

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

If any of these risks are realized, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock may be materially and adversely affected.

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

We had approximately $681.2 million of indebtedness outstanding as of December 31, 2013, and our indebtedness could adversely affect our financial condition and, as a result, our operations.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2013, we had total indebtedness of $681.2 million outstanding, including $400.0 million of indebtedness with respect to our 2019 Notes (excluding $2.8 million of net debt premium balance related to the Notes), $250 million of indebtedness with respect to our 2021 Notes, $20.0 million of indebtedness with respect to our Revolving Credit Facility, and $11.2 million of other indebtedness (excluding $2.4 million of net debt premium). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Outstanding” in Item 7 of this Annual Report on Form 10-K for additional information. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Risk factors related to our credit ratings.

We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

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

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs. As part of our impairment evaluation during 2013 and 2012, we recorded a charge of approximately $0.5 million and $11.1 million, respectively.

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

Our future performance depends to a significant degree upon the continued contributions of our management team and other employees. As of December 31, 2013, we had 28 full-time employees and, as a result, the loss of even a small number of our employees may have an adverse effect on our business. Accordingly, our future success depends on our ability to retain, attract, hire and train skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Consequently, we may not be successful in retaining, attracting, hiring, and training the people we need, which would seriously impede our ability to implement our business strategy.

Failure to properly manage our rapid growth could distract our management or increase our expenses.

We have experienced rapid growth and development in a relatively short period of time and expect to continue this rapid growth in the future. This growth has resulted in increased levels of responsibility for our management. Future property acquisitions could place significant additional demands on, and require us to expand, our management, resources and personnel. Our failure to manage any such rapid growth effectively could harm our business and, in particular, our financial condition, results of operations and cash flows, which could negatively affect our ability to make distributions to stockholders and the trading price of our common stock. Our growth could also increase our capital requirements, which may require us to issue potentially dilutive equity securities and incur additional debt.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. We have no direct control over our operators’ ability to meet the numerous federal, state and local regulatory requirements. The failure of any of our operators to comply with these laws, requirements and regulations may affect their ability to meet their obligations to us. In particular:

•	Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state, and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. If an operator does not continue to meet all regulatory requirements, that operator may lose its ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•	Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new operator.

•	Medicare and Medicaid Certification. A significant portion of the revenues of our operators that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Loss of certification could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations.

•	Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and submission of claims apply to state Medicaid programs, and may also apply to private payors under state laws. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs or result in the imposition of treble damages and fines or other penalties. SNFs may also experience an increase in medical record reviews from a host of government agencies and contractors, including the Department of Health and Human Services Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors. These reviews may increase in light of a November 2012 report from the OIG, which said that SNFs inappropriately received $1.5 billion in Medicare payments in 2009.

•	Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder (collectively, “HIPAA”), impose extensive requirements on the way in which certain entities, including SNFs, use, disclose, and safeguard protected health information (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act of 2009 and the regulations promulgated thereunder ( “HITECH”). In order to comply with HIPAA and HITECH, covered entities often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records, personal health information about individuals, or protected health information. HITECH strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. In October 2009, the Office for Civil Rights (“OCR”) issued an interim final rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. HIPAA violations are also potentially subject to criminal penalties. Additionally, on January 25, 2013, OCR promulgated a final rule that expands the applicability of and requirements under HIPAA and HITECH and strengthens the government’s ability to enforce these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply. We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us.

•	Legislative and Regulatory Developments. The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amends PPACA, or, together with PPACA, the Health Reform Laws, and the June 28, 2012, United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below), may have a significant impact on Medicare, Medicaid, other federal healthcare programs, and private insurers, which could impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These new laws include a large number of health-related provisions that are scheduled to take effect over the next several years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. In addition, despite the Supreme Court’s decision to uphold the Health Reform Laws, the House of Representatives has voted multiple times to repeal or dismantle the Health Reform Laws in full. We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and their ability to meet their obligations to us.

Our operators depend on reimbursement from government and other third-party payors; reimbursement rates from such payors may be reduced, which could cause our operators’ revenues to decline and affect their ability to meet their obligations to us.

The ability of our operators to generate revenue and profit influences the underlying value of our properties. Revenues of our operators are generally derived from payments for patient care. Sources of such payments for SNFs include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our operators, have in the past and could in the future result in a substantial reduction in our operators’ revenues. For example, beginning in 2012, SNFs were subject to a productivity adjustment, which means that the payment rates for SNFs may decrease from one year to the next. Additionally, although the Health Reform Laws delayed implementation of the Resource Utilization Group, Version Four, or RUG-IV, which revises the payment classification system for SNFs, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our operators by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as SNFs, incorporates adjustments to account for facility case-mix.. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, healthcare facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. That said, on July 31, 2013, CMS issued its final rate for fiscal year 2014 Medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimates that total Medicare payments to SNFs will increase by $470 million, or 1.3%, for fiscal year 2014, which begins on October 1, 2013. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and which may affect their ability to meet their obligations to us.

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

We receive substantially all of our income as rent payments under leases of our properties. We have very limited control over the success or failure of our operators’ businesses and, at any time, any of our operators may experience a downturn in its business that may weaken its financial condition. As a result, our operators may fail to make rent payments when due or declare bankruptcy. Any operator failures to make rent payments when due or operator bankruptcies could result in the termination of the operator’s lease and could have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. This risk is magnified in situations where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease could reduce or eliminate rental revenue from multiple properties.

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

If any lease expires or is terminated, we could be responsible for all of the operating expenses for that property until it is re-leased or sold. If we experience a significant number of un-leased properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

Any bankruptcy filing by or relating to one of our operators could bar all efforts by us to collect pre-bankruptcy debts from that operator or seize its property. An operator bankruptcy could also delay our efforts to collect past due balances under the leases and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Furthermore, dealing with an operator’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.

If one or more of our operators files for bankruptcy relief, the U.S. federal Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. However, our leases with operators that lease more than one of our properties are generally made pursuant to a single master lease covering all of that operator’s properties leased from us, or are cross-defaulted with other leases, and consequently there is uncertainty about how such arrangements may be treated in a bankruptcy. It is possible that in bankruptcy the debtor-operator may be required to assume or reject the master lease or cross-defaulted leases as a whole, rather than making the decision on a property-by-property basis, thereby preventing the debtor-operator from assuming the better performing properties and terminating the master lease or cross-defaulted leases with respect to the poorer performing properties.

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

Risks Relating to Our Organization and Structure

AVIV’s primary asset is its OP units in the Partnership and, as a result, AVIV will depend on distributions from the Partnership to pay dividends and expenses.

AVIV is a holding company and has no material assets other than OP units in the Partnership. AVIV intends to cause the Partnership to make distributions to partners, including AVIV, in an amount sufficient to allow AVIV to qualify as a REIT for U.S. federal income tax purposes and to pay all our expenses. To the extent we need funds and the Partnership is restricted from making distributions under applicable law or otherwise, or if the Partnership is otherwise unable to provide such funds, the failure to make such distributions could materially adversely affect our liquidity and financial condition.

Members of our management and board of directors are unitholders of the Partnership, and their interests may differ from those of our public stockholders.

Members of our management and board of directors are holders of OP units of the Partnership. Those unitholders may have conflicting interests with holders of AVIV’s common stock. For example, holders of OP units may have different tax positions from AVIV or holders of AVIV’s common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Lindsay Goldberg, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own shares of common stock and OP units representing 57.4%, 14.3% and 12.6% respectively, of AVIV’s outstanding common stock on a fully-diluted basis and have the ability to exercise significant influence over our Company and any matter presented to our stockholders.

Lindsay Goldberg, a private investment firm, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own shares of common stock and OP units representing 57.4%, 14.3% and 12.6%, respectively, of AVIV’s outstanding common stock on a fully-diluted basis, including net shares issuable under in-the-money options. As a result of their equity ownership and their positions within our Company, each of Lindsay Goldberg, Mr. Bernfield and members of the Karkomi Estate individually or, to the extent their interests are aligned, collectively may be able to influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. In addition, Lindsay Goldberg has the right to nominate three directors pursuant to an Investment Agreement. Therefore, each of Lindsay Goldberg, Mr. Bernfield and the Karkomi Estate (and members thereof) have substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial. Lindsay Goldberg has agreed that, while the Investment Agreement is in effect, in connection with any merger to which AVIV is a constituent party, a sale of all or substantially all of the assets of AVIV, plans of liquidation involving AVIV, or issuances of capital stock by AVIV, in each case, to the extent such matter is submitted to a vote of stockholders or included in a solicitation of consents with respect to the stockholders, it will vote its shares in AVIV which represent up to its indirect ownership percentage of the Partnership in its sole and absolute discretion and will vote its shares in excess of such amount in proportion with the other stockholders of AVIV that are unaffiliated with Lindsay Goldberg.

The obligations associated with being a public company require significant resources and management attention.

As a result of the issuance of our 2019 Notes in February 2011, we became a public reporting company under the Exchange Act. However, we have limited experience complying with Securities and Exchange Commission, or SEC, regulations. Since becoming a public company with our common stock listed on the New York Stock Exchange, or NYSE, in March 2013, we must to comply with additional laws, regulations and requirements, including the requirements of the NYSE, with which we had not previously been required to comply. Despite recent reforms made possible by the JOBS Act, compliance with these laws, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our legal, accounting and other expenses, particularly after we no longer qualify as an “emerging growth company.” Furthermore, the need to establish the corporate infrastructure demanded of public companies may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations upon becoming a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments and attestation by our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K following the date on which we no longer qualify as an “emerging growth company” or we opt not to use the applicable exemption. We could qualify as an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer qualify as an emerging growth company as of the following December 31st.

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

In order for AVIV to qualify as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. Subject to some exceptions, our charter prohibits any stockholder from owning actually or constructively more than 8.6% (in value) of our outstanding common stock or of our outstanding stock of all classes and series. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 8.6% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 8.6% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause AVIV to fail to qualify as a REIT. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the shares being automatically transferred to a charitable trust or may be void.

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

In addition, if we lose our qualification as a REIT, we will not be required to make distributions to stockholders, but all distributions to our stockholders will be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits. This means that our taxable non-corporate U.S. stockholders would generally be taxed on our dividends at capital gains rates, and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

As a result of these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the trading price of our common stock.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. The terms of the indentures governing our 2019 Notes and 2021 Notes and our Revolving Credit Facility restrict our ability to incur additional indebtedness. If we do not have other funds available in these situations, we may need to borrow funds to the extent that we are permitted to do so, on a short-term basis, or possibly on a long-term basis, in order to make the distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, even if the then prevailing market conditions are not favorable for these borrowings.

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

In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment currently given to corporate dividends, which could negatively affect the value of our properties. However, as a REIT, AVIV generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as AVIV qualifies as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of AVIV’s REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while AVIV qualifies as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership (but generally excluding TRSs) that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.

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

To qualify as a REIT for U.S. federal income tax purposes, AVIV continually must satisfy tests concerning, among other things, the sources of our income, the type and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result, we may be required to liquidate or forgo investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments. The likelihood that we would be required to so liquidate or forgo otherwise advantageous investments is made greater by the fact that the terms of the indentures governing our 2019 Notes and 2021 Notes and the terms of our credit facilities restrict our ability to incur additional indebtedness, which indebtedness might otherwise be used to satisfy the REIT distribution requirements.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a domestic TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for AVIV to qualify as a REIT.

We cannot predict how changes in the tax laws might affect our investors or us. The U.S. federal income tax rules that affect REITs are constantly under review, and the present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could materially adversely affect the U.S. federal income tax treatment of an investment in our common stock. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our common stock. It is impossible to anticipate the effects of any such revisions at this time.

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

In order to maintain our qualification as a REIT under the Code, our charter generally restricts (subject to certain exceptions) any person from actually or constructively owning more than 8.6% (in value) of our common stock or of our outstanding stock of all classes and series. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to you or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and you. In addition to deterring potential transactions that may be favorable to you, these provisions may also decrease your ability to sell your shares of our common stock.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The information set forth under “Our Portfolio” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3.	LEGAL PROCEEDINGS

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

Holders; Market Price of and Dividends on the Registrant’s Common Equity

Shares of AVIV’s common stock, par value $0.01 per share, which we refer to here as its Common Stock, trade on the New York Stock Exchange, or NYSE, under the symbol “AVIV.” As of February 18, 2014, the Company had approximately 38 holders of record of Common Stock and 197 holders of record of OP units. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for AVIV’s Common Stock on the NYSE and the cash distributions declared per share:

	Price Range(1)		Cash Distributions Declared Per
	High	Low	Share(2)
2013
First Quarter (March 21 through March 31, 2013)	$24.17	$22.10	$0.30
Second Quarter	$31.10	$23.38	$0.384
Third Quarter	$26.38	$21.31	$0.36
Fourth Quarter	$26.02	$22.64	$0.36
2012
First Quarter	—	—	$0.36
Second Quarter	—	—	$0.34
Third Quarter	—	—	$0.33
Fourth Quarter	—	—	$0.32

(1)	On March 26, 2013, the Company completed an initial public offering, or IPO, of its Common Stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. As such, no sale prices are available for 2012.
(2)	Cash distributions prior to the IPO have been retrospectively restated to reflect the 60.37-for-one split of the Common Stock effective on March 8, 2013.

To qualify and maintain its qualification as a REIT, the Company intends to make annual distributions to its stockholders of at least 90% of its “REIT taxable income” (which does not necessarily equal net income as determined in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. The Company’s ability to pay dividends to its stockholders is dependent on its receipt of distributions from its Partnership, which in turn is dependent on its healthcare properties generating operating income. The indenture that governs the Company’s 7 3⁄4 % senior unsecured notes due 2019, 6% senior unsecured notes due 2021 and the Revolving Credit Facility agreement limits the Company’s ability to pay dividends, but allows it to pay the minimum necessary to meet its REIT income distribution requirements.

Issuer Purchases of Securities

Neither we nor any “affiliated purchaser” repurchased any shares of AVIV’s Common Stock or OP units of the Partnership during the quarter ended December 31, 2013.

Unregistered Sales of Equity Securities

During 2013, AVIV issued 15.2 million shares of its Common Stock in an underwritten initial public offering, which are registered under the Securities Act of 1933, as amended, or the Securities Act. Pursuant to the Partnership Agreement of the Partnership, the Partnership issued to AVIV an equal number of OP units for the same price at which the shares of Common Stock were sold, less underwriting discounts, commissions and expenses, in a transaction that was not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that the OP units were issued only to AVIV and therefore did not involve a public offering.

AVIV from time to time issues shares of Common Stock pursuant to redemptions by the limited partners of the Partnership of OP units. Pursuant to the Partnership Agreement, each time OP units are redeemed for shares of Common Stock, the limited partner is deemed to sell to AVIV a number of OP units equal to the number of shares of Common Stock that were issued in transactions that are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that the shares of Common Stock were issued only to the limited partner effecting the redemption and therefore did not involve a public offering. During 2013, AVIV, as general partner of the Partnership, redeemed 322,137 OP units in exchange for shares of Common Stock.

Performance Graph

The following line graph sets forth, for the period from March 21, 2013 (the date our Common Stock began trading on the NYSE) through December 31, 2013, a comparison of the percentage change in the cumulative total stockholder return on our Common Stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index, or RMS. The graph assumes that $100 was invested on March 21, 2013 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Source: Bloomberg

The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under those acts.

Use of Proceeds

On March 20, 2013, our registration statement on Form S-11 (File No. 333-185532) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 15,180,000 shares of AVIV’s Common Stock at a price to the public of $20.00 per share. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 21, 2013 pursuant to Rule 424(b) under the Securities Act.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected historical consolidated data for AVIV and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and the historical consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

The selected historical consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been derived from our audited historical consolidated financial statements appearing elsewhere in this report. The selected historical financial data as of December 31, 2011, 2010, and 2009 and for the years ended December 31, 2010 and 2009 have been derived from our audited historical consolidated financial statements of Aviv REIT, Inc., which are not included in this report. Certain comparative figures have been reclassified to conform to our current financial statement presentation and to reflect the effect of the classification of certain assets as “discontinued operations.” The historical results are not necessarily indicative of the results to be expected in the future. Historical financial data for periods prior to September 17, 2010 represent the results of operations and financial condition of our operating partnership, Aviv Healthcare Properties Limited Partnership, as predecessor to AVIV.

PRESENTATION OF NON-GAAP FINANCIAL INFORMATION

We use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles, or GAAP. The “non-GAAP” financial measures used in Item 6 of this Annual Report on Form 10-K include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets, and gain (loss) on sale of assets (net).

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs, severance costs, and change in fair value of derivatives.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock-based compensation, straight-line rental income (net) and rental income from intangible amortization (net).

•	EBITDA represents net income before interest expense (net), amortization of deferred financing costs and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets (net), transaction costs, write off of straight-line rents, non-cash stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

Our management uses FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA as important supplemental measures of our operating performance and liquidity. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. The term FFO was designed by the real estate industry to address this issue and as an indicator of a company’s ability to incur and service debt. Because FFO, Normalized FFO, and AFFO exclude depreciation and amortization unique to real estate, impairment, gains and losses from property dispositions and extraordinary items and because EBITDA and Adjusted EBITDA exclude certain non-cash charges and adjustments and amounts spent on interest and taxes, they provide our management with performance measures that, when compared year over year or with other REITs, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and, with respect to FFO, Normalized FFO, and AFFO, interest costs, in each case providing perspectives not immediately apparent from net income. In addition, we believe that FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

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

Aviv REIT, Inc. (“AVIV”)

	Year Ended December 31,
Operating Information	2013	2012	2011	2010	2009
	(in thousands)
Revenues
Rental income	$136,513	$121,210	$91,091	$84,097	$80,980
Interest on secured loans and financing lease	4,400	4,633	5,193	5,172	3,442
Interest and other income	154	1,129	844	133	466

Total revenues	141,067	126,972	97,128	89,402	84,888
Expenses
Interest expense incurred	40,785	47,440	36,010	22,722	26,519
Amortization of deferred financing costs	3,459	3,543	2,657	1,008	550
Depreciation and amortization	33,226	26,892	20,272	17,246	16,920
General and administrative	26,886	15,955	11,422	9,823	7,557
Transaction costs	3,114	7,259	5,493	1,578	7,441
Loss on impairment	500	11,117	5,233	96	—
Reserve for uncollectible secured loan and other receivables	68	10,331	1,591	750	—
Change in fair value of derivatives	—	—	—	(2,931)	(6,988)
Gain on sale of assets, net	(1,016)	—	(1,171)	(512)	—
Loss on extinguishment of debt	10,974	28	3,807	2,296	—
Other expense	—	400	267	—	—

Total expenses	117,996	122,965	85,581	52,076	51,999

Income from continuing operations	23,071	4,007	11,547	37,326	32,889
Discontinued operations	—	4,586	(234)	656	792

Net income	23,071	8,593	11,313	37,982	33,681
Distributions and accretion on Class E Preferred Units	—	—	—	(17,372)	(14,570)
Net income allocable to noncontrolling interests/limited partnership units of the Partnership	(6,010)	(3,455)	(5,107)	(16,780)	(19,111)

Net income allocable to stockholders	$17,061	$5,138	$6,206	$3,830	$—

Earnings per common share:
Basic:
Income from continuing operations allocable to stockholders	$0.51	$0.12	$0.44
Discontinued operations, net of noncontrolling interest	—	0.14	(0.01)

Net income allocable to stockholders	$0.51	$0.26	$0.43

Diluted:
Income from continuing operations allocable to stockholders	$0.49	$0.12	$0.43
Discontinued operations, net of noncontrolling interest	—	0.14	(0.01)

Net income allocable to stockholders	$0.49	$0.26	$0.42

Weighted average common shares outstanding:
Basic	33,700,834	20,006,538	14,487,565
Diluted	44,324,214	20,135,689	14,633,354
Dividends declared per common share	$1.40	$1.25	$1.18

	As of December 31,
Balance Sheet Information	2013		2012		2011		2010		2009
	(in thousands)
Gross real estate investments	$1,310,790		$1,102,832		$919,384		$703,049		$636,409
Cash and cash equivalents	50,764		17,876		40,862		13,029		15,543
Secured loan receivables, net	41,686		32,639		33,031		36,610		28,970
Total assets	1,330,433		1,099,529		951,421		731,400		665,130
Debt	686,406		705,153		600,474		440,576		480,105
Total liabilities	761,988		779,026		704,162		486,244		527,598
Stockholders’ equity	434,292		326,568		241,712		223,767		—
Noncontrolling interests	134,153		(6,065)		5,547		21,389		1,177
Total equity	568,445		320,503		247,259		245,156		74,562
Total liabilities and equity	1,330,433		1,099,529		951,421		731,400		665,130

	Year Ended December 31,
Other Information	2013		2012		2011		2010		2009
	(in thousands except ratios)
Cash flows provided by operating activities	$67,353		$44,475		$52,088		$54,680		$40,042
Cash flows used in investing activities	(218,901)		(184,690)		(207,056)		(75,117)		(38,493)
Cash flows provided by financing activities	184,436		117,229		182,801		17,923		4,632
FFO (1)	55,781		42,177		35,647		54,812		50,601
Normalized FFO (1)	70,156		55,995		46,459		56,505		51,054
AFFO (1)	79,520		52,085		50,197		52,408		43,523
EBITDA (2)	100,540		86,464		70,241		78,931		77,639
Adjusted EBITDA (2)	128,762		110,215		94,180		84,743		78,498
Ratio of earnings to fixed charges (3)	1.51	x	1.17	x	1.29	x	2.60	x	2.23	x

(1)	The following table is a reconciliation of our net income to FFO and Normalized FFO:

	Year Ended December 31,
Funds from Operation	2013	2012	2011	2010	2009
	(in thousands)
Net Income	$23,071	$8,593	$11,313	$37,982	$33,681
Depreciation and amortization	33,226	26,892	20,272	17,246	16,920
Loss on impairment	500	11,117	5,233	96	—
Gain on sale of assets, net	(1,016)	(4,425)	(1,171)	(512)	—

Funds from Operations	55,781	42,177	35,647	54,812	50,601
Loss on extinguishment of debt	10,974	28	3,807	2,296	—
Reserve for uncollectible loan receivables	11	6,531	1,512	750	—
Transaction costs	3,114	7,259	5,493	1,578	7,441
Severance costs	276	—	—	—	—
Change in fair value of derivatives	—	—	—	(2,931)	(6,988)

Normalized Funds from Operations	70,156	55,995	46,459	56,505	51,054
Amortization of deferred financing costs	3,459	3,543	2,665	1,008	550
Non-cash stock(unit)-based compensation	11,752	1,689	1,972	1,632	406
Straight-line rental income, net	(4,478)	(7,656)	467	(3,056)	(6,389)
Rental income from intangible amortization, net	(1,369)	(1,486)	(1,366)	(3,681)	(2,098)

AFFO	$79,520	$52,085	$50,197	$52,408	$43,523

The following table is a reconciliation of our cash flows provided by operating activities to FFO and Normalized FFO:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash flows provided by operating activities	$67,353	$44,475	$52,088	$54,680	$40,042
Depreciation from discontinued operations	—	(43)	(575)	(608)	(608)
Reserve for uncollectible loan and other receivables	(68)	(10,331)	(1,512)	(750)	—
Non-cash stock (unit)-based compensation	(11,752)	(1,689)	(1,972)	(1,632)	(406)
Amortization of deferred financing costs	(3,459)	(3,543)	(2,665)	(1,008)	(550)
Straight-line rental income (expense), net	4,478	7,656	(467)	3,056	6,389
Rental income from intangible amortization, net	1,369	1,486	1,366	3,681	2,098
Changes in operating assets and liabilities	2,514	4,194	(5,967)	(4,101)	(3,352)
Change in fair value of derivatives	—	—	—	2,931	6,988
Discontinued operations	—	—	(773)	—	—
Non-cash loss on extinguishment of debt	(5,161)	(42)	(3,807)	(1,437)	—
Other	507	14	(69)	—	—

Funds From Operations	55,781	42,177	35,647	54,812	50,601
Loss on extinguishment of debt	10,974	28	3,807	2,296	—
Reserve for uncollectible loan receivables	11	6,531	1,512	750	—
Transaction costs	3,114	7,259	5,493	1,578	7,441
Severance costs	276	—	—	—	—
Change in fair value of derivatives	—	—	—	(2,931)	(6,988)

Normalized Funds From Operations	70,156	55,995	46,459	56,505	51,054
Amortization of deferred financing costs	3,459	3,543	2,665	1,008	550
Non-cash stock (unit)-based compensation	11,752	1,689	1,972	1,632	406
Straight-line rental income, net	(4,478)	(7,656)	467	(3,056)	(6,389)
Rental income from intangible amortization, net	(1,369)	(1,486)	(1,366)	(3,681)	(2,098)

AFFO	$79,520	$52,085	$50,197	$52,408	$43,523

(2)	The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
EBITDA	2013	2012	2011	2010	2009
	(in thousands)
Net income	$23,071	$8,593	$11,313	$37,982	$33,681
Interest expense, net	40,784	47,436	35,991	22,695	26,488
Amortization of deferred financing costs	3,459	3,543	2,665	1,008	550
Depreciation and amortization	33,226	26,892	20,272	17,246	16,920

EBITDA	100,540	86,464	70,241	78,931	77,639
Loss on impairment	500	11,117	5,233	96	—
Gain on sale of assets, net	(1,016)	(4,425)	(1,171)	(512)	—
Transaction costs	3,114	7,259	5,493	1,578	7,441
Write off of straight-line rents	2,887	1,552	7,093	2,903	—
Non-cash stock (unit)-based compensation	11,752	1,689	1,972	1,632	406
Loss on extinguishment of debt	10,974	28	3,807	2,296	—
Reserve for uncollectible loan receivables	11	6,531	1,512	750	—
Change in fair value of derivatives	—	—	—	(2,931)	(6,988)

Adjusted EBITDA	$128,762	$110,215	$94,180	$84,743	$78,498

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash flows provided by operating activities	$67,353	$44,475	$52,088	$54,680	$40,042
Interest expense, net	40,784	47,436	35,991	22,695	26,488
Depreciation from discontinued operations	—	(43)	(575)	(608)	(608)
Straight-line rental income (expense), net	4,478	7,656	(467)	3,056	6,389
Rental income from intangible amortization, net	1,369	1,486	1,366	3,681	2,098
Non-cash stock (unit)-based compensation	(11,752)	(1,689)	(1,972)	(1,632)	(406)
Gain on sale of assets, net	1,016	4,425	1,171	512	—
Loss on impairment	(500)	(11,117)	(6,092)	(96)	—
Reserve for uncollectible loan and other receivables	(68)	(6,531)	(1,426)	(750)	—
Changes in operating assets and liabilities	2,514	396	(5,967)	(4,101)	(3,352)
Non-cash loss on extinguishment of debt	(5,161)	(42)	(3,807)	(1,437)	—
Other	507	12	(69)	57	6,988

EBITDA	100,540	86,464	70,241	78,931	77,639
Loss on impairment	500	11,117	5,233	96	—
Gain on sale of assets, net	(1,016)	(4,425)	(1,171)	(512)	—
Transaction costs	3,114	7,259	5,493	1,578	7,441
Write-off of straight-line rents	2,887	1,552	7,093	2,903	—
Non-cash stock(unit)-based compensation	11,752	1,689	1,972	1,632	406
Loss on extinguishment of debt	10,974	28	3,807	2,296	—
Reserve for uncollectible loan receivables	11	6,531	1,512	750	—
Change in fair value of derivatives	—	—	—	(2,931)	(6,988)

Adjusted EBITDA	$128,762	$110,215	$94,180	$84,743	$78,498

Cash flow used in investing activities	$(218,901)	$(184,690)	$(207,056)	$(75,117)	$(38,493)
Cash flow provided by (used in) financing activities	$184,436	$117,229	$182,801	$17,923	$4,632

(3)	For purposes of the ratio of earnings to fixed charges, earnings consists of net income before fixed charges. Fixed charges consist of interest expensed and capitalized and amortized premiums, preferred dividends, discounts and capitalized expenses related to indebtedness.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aviv REIT, Inc., or AVIV, is a self-administered real estate investment trust, or REIT, specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. AVIV is the general partner of Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to Aviv REIT, Inc., its controlled subsidiaries, Aviv Healthcare Properties Limited Partnership and its controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We are entitled to a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of December 31, 2013, our portfolio consisted of 282 properties in 29 states leased to 38 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 17.5% of our contractual rent as of December 31, 2013. Our properties are leased to a diversified group of operators, with no single operator representing more than 14.0% of our contractual rent as of December 31, 2013.

As a result of our many years of industry experience, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of December 31, 2013, 70% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.4% of our contractual rent as of December 31, 2013 are supported by personal and/or corporate guarantees and 86.3% represent master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of December 31, 2013, 20.2% of our leases are scheduled to expire before 2019.

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

Developments in 2013

On March 26, 2013, we completed the initial public offering, or IPO, of shares of common stock of AVIV. In connection with the IPO, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A. On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On October 16, 2013, we issued $250 million of 6% Senior Notes due 2021. The Revolving Credit Facility and Senior Notes due 2021 are discussed in further detail under “—Liquidity and Capital Resources—Indebtedness Outstanding.”

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

The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.7 trillion in 2011 to approximately $4.8 trillion in 2021. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $151 billion in 2011 to approximately $255 billion in 2021, representing a compound annual growth rate, or CAGR, of 5.4%. On July 31, 2013, CMS issued its final rate for fiscal year 2014 Medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimates that total Medicare payments to SNFs will increase by $470 million, or 1.3%, for fiscal year 2014, which began on October 1, 2013.

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

Our indebtedness is comprised principally of the unsecured obligations under our 2019 Notes, our 2021 Notes and our Revolving Credit Facility, each described in further detail under “ —Liquidity and Capital Resources Indebtedness Outstanding”. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our operators also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our operators’ revenues. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix among payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. We believe the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years. In addition, our portfolio occupancy has increased over recent years as certain operators have strategically focused on taking beds out of use in order to enhance the privacy of the resident’s rooms and drive overall revenue. As a result of these relatively stable underlying metrics and the recent acquisitions of strongly performing facilities and divestitures of lower performing facilities, we have experienced a gradual increase in our EBITDARM and EBITDAR coverages in recent years.

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

Rental income represents rent under existing leases that is earned from our operators. In addition, this includes straight-line rental income relating to straight-lining of rents as well as income from intangible amortization. Both straight-line rental income and income from intangible amortization are explained in further detail below under “Components of Cash Flow — Cash Provided by Operations.”

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

Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments, depreciation and amortization, and the general and administrative costs associated with operating our business. These interest charges are associated with our 2019 Notes, 2021 Notes and Revolving Credit Facility as well as certain asset specific loans.

•	Interest Expense Incurred

We recognize the interest we incur on our existing borrowings as an interest expense.

•	Amortization of Deferred Financing Costs

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

Our general and administrative costs consist primarily of payroll and payroll related expense, including non-cash stock based compensation. In addition to payroll, we incur accounting, legal and other professional fees as well as certain other administrative costs of running our business, along with certain expenses related to bank charges, franchise taxes, and corporate filing fees. Additionally, when we lease a property, we recognize related rent expense which is included in general and administrative expense. We have incurred increased costs associated with being a public filer since 2011 and further increased costs following our IPO in 2013.

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

•	Reserve for Uncollectible Loan and Accounts Receivable

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

Cash provided by operations is derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We make our distributions based largely on cash provided by operations while maintaining debt covenant compliance requirements. Key non-cash add-backs, in addition to depreciation and the amortization of deferred financing charges, in deriving cash provided by operations are:

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

We incur non-cash expense associated with the share-based payments to certain employees. The share-based payments are in the form of stock options and restricted stock. Expense is recognized ratably over the vesting schedule based on the grant date fair value of the awards.

•	Non-Cash Loss on Extinguishment of Debt

We incurred certain expense associated with the pre-payment of debt in connection with our IPO. Costs associated with the origination of this loan were capitalized and ratably expensed over the life of the loan. When we pre-paid this loan, we recognized a non-cash expense write-off for the unamortized capitalized debt costs.

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

Results of Operations

This Annual Report on Form 10-K contains audited financial statements and other financial data for each of AVIV and the Partnership. As noted above, AVIV is the sole general partner of the Partnership and, as of December 31, 2013, owned 76.4% of the economic interest in the Partnership. All of the Company’s operations are conducted by the Partnership which is consolidated by AVIV, and therefore the following information is the same for AVIV and the Partnership.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues increased $14.1 million, or 11.1%, from $127.0 million for the year ended December 31, 2012 to $141.1 million for the same period in 2013. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2012 and 2013 and the factors set forth below.

Detailed changes in revenues for the year ended December 31, 2013 compared to the same period in 2012 were as follows:

•	Rental income increased $15.3 million, or 12.6%, from $121.2 million for the year ended December 31, 2012 to $136.5 million for the same period in 2013. The increase is primarily due to additional cash rent of approximately $16.0 million associated with acquisitions and investments made during 2012 and 2013.

•	Interest on secured loans remained materially consistent for the year ended December 31, 2012 compared to the same period in 2013.

•	Interest and other income decreased $1.0 million, or 86.4%, from $1.1 million for the year ended December 31, 2012 to $0.1 million for the same period in 2013. The decrease is primarily due to non-recurring termination fee income and reimbursements of fees that occurred in 2012.

Expenses

Expenses decreased $5.0 million, or 4.1%, from $123.0 million for the year ended December 31, 2012 to $118.0 million for the same period in 2013. The decreases were primarily due to a decrease of $10.3 million in reserve for uncollectible loan and account receivables, $10.6 million in loss on impairment of assets, $6.7 million in interest expense incurred and $4.1 million in transaction costs in the current year offset by an increase of $10.9 million in loss on extinguishment of debt, $10.9 million in general and administrative expenses and $6.3 million in depreciation and amortization.

Detailed changes in our expenses for the year ended December 31, 2013 compared to the same period in 2012 were as follows:

•	Interest expense incurred decreased $6.7 million, or 14.0%, from $47.4 million for the year ended December 31, 2012 to $40.8 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense related to the pay down of debt in connection with the IPO offset by an increase in a full year of interest associated with the 2019 Notes and the interest related to the Revolving Credit Facility, which was obtained in connection with the IPO.

•	Amortization of deferred financing costs remained materially consistent for the year ended December 31, 2012 compared to the same period in 2013.

•	Depreciation and amortization expense increased $6.3 million, or 23.6%, from $26.9 million for the year ended December 31, 2012 to $33.2 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2012 and 2013.

•	General and administrative expense increased $10.9 million, or 68.1%, from $16.0 million for the year ended December 31, 2012 to $26.9 million for the same period in 2013. This increase was primarily due to $9.7 million of non-cash stock-based compensation expense that was recorded as a result of the vesting of outstanding options in connection with the IPO.

•	Transaction costs decreased $4.2 million, or 57.5%, from $7.3 million for the year ended December 31, 2012 to $3.1 million for the same period in 2013. This decrease was primarily due to a non-recurring lease termination fee of $2.4 million that was incurred in the fourth quarter of 2012 and a smaller number of transactions that closed in 2013 compared with 2012, resulting in $1.3 million less in transaction related costs.

•	Loss on impairment of assets expense decreased $10.6 million, or 95.5%, from $11.1 million for the year ended December 31, 2012 to $0.5 million for the same period in 2013. Loss on impairment expense is the non-recurring loss on 12 facilities in 2012 and one facility in 2013 where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible loan and accounts receivable decreased $10.2 million, or 99.0%, from $10.3 million for the year ended December 31, 2012 to $0.1 million for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from five operators.

•	Gain on sale of assets increased $1.0 million from $0 for the year ended December 31, 2012 to a gain of $1.0 million for the same period in 2013. This increase was due to the sale of seven non-strategic assets in 2013.

•	Loss on extinguishment of debt increased $10.9 million from $28,000 for the year ended December 31, 2012 to $11.0 million for the same period in 2013. The increase in the current year was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO.

•	Other expenses decreased $0.4 million from $0.4 million for the year ended December 31, 2012 to $0 for the same period in 2013. Other expenses in the prior year represented an earnout accretion expense that ended in December 2012 with the final earnout payment.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues increased $29.8 million, or 30.7%, from $97.1 million for the year ended December 31, 2011 to $127.0 million for the same period in 2012. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2012 and acquisitions and investments not owned for the entire period in 2011.

Detailed changes in revenues for the year ended December 31, 2012 compared to the same period in 2011 were as follows:

•	Rental income increased $30.1 million, or 33.1%, from $91.1 million for the year ended December 31, 2011 to $121.2 million for the same period in 2012. The increase is primarily due to additional cash rent of approximately $24.9 million associated with the current year acquisitions and rent from 2011 acquisitions and investments not owned for the entire period, and additional income of approximately $5.0 million associated with the decrease in non-recurring straight-line rental income write-offs.

•	Interest on secured loans decreased $0.6 million, or 10.8%, from $5.2 million for the year ended December 31, 2011 to $4.6 million for the same period in 2012. This decrease was primarily due to less interest earned in 2012 on loans related to two operators.

•	Interest and other income increased $0.3 million, or 33.8%, from $0.8 million for the year ended December 31, 2011 to $1.1 million for the same period in 2012. The increase was due to $1.1 million of non-recurring termination fee income and indemnity reimbursements in 2012 compared to non-recurring sales proceeds of $810,000 in 2011 from the sale of unoccupied licensed beds at two of our facilities.

•	Discontinued operations decreased $4.6 million from a $4.6 million loss for the year ended December 31, 2012 to $0 for the same period in 2013. The activity in 2012 is related to four facilities that were sold in 2012. The sales resulted in a gain on sale of $4.4 million in 2012.

Expenses

Expenses increased $37.4 million, or 43.7%, from $85.6 million for the year ended December 31, 2011 to $123.0 million for the same period in 2012. The increases were primarily due to an increase of $11.4 million of interest expense, $6.6 million of depreciation and amortization due to an increase of acquisitions and investment activity in 2012, $5.9 million of loss on impairment of assets for ten facilities, $8.7 million related to the reserve for uncollectible secured loan and other receivables, and $4.5 million of increased general and administrative expenses.

Detailed changes in our expenses for the year ended December 31, 2012 compared to the same period in 2011 were as follows:

•	Interest expense incurred increased $11.4 million, or 31.7%, from $36.0 million for the year ended December 31, 2011 to $47.4 million for the same period in 2012. The majority of the increase was due to an increase in 2019 Notes and mortgage interest expense due to the increase in principal balance in 2012.

•	Amortization of deferred financing costs increased $0.8 million, or 29.6%, from $2.7 million for the year ended December 31, 2011 to $3.5 million for the same period in 2012. The increase was primarily due a full year of amortization being recognized in 2012 on 2019 Notes and a full year of amortization recognized on the loans procured in 2011 in addition to the expense incurred on loans procured during 2012.

•	Depreciation and amortization expense increased $6.6 million, or 32.7%, from $20.3 million for the year ended December 31, 2011 to $26.9 million for the same period in 2012. The increase was primarily due to additional depreciation associated with newly acquired facilities in 2012 and a full year of depreciation for 2011 acquisitions that were not owned for the full period.

•	General and administrative expense increased $4.5 million, or 39.5%, from $11.4 million for the year ended December 31, 2011 to $16.0 million for the same period in 2012. These increases were primarily due to $1.4 million increase in office salaries due to new hires in 2012, and $0.6 million increase in professional fees related to consulting services. General and administrative expense for 2012 included $2.6 million of non-recurring costs related to litigation, employee recruiting, legal and tax consulting projects and write-offs of state withholding tax receivables owed by certain of the Partnership’s limited partners relating to income allocated to such partners.

•	Transaction costs increased $1.8 million, or 32.7%, from $5.5 million for the year ended December 31, 2011 to $7.3 million for the same period in 2012. These increases were primarily due to a non-recurring lease termination fee of $2.4 million and an increase in the number of acquisitions in 2012 resulting in $0.5 million of transaction related costs, offset by a $2.0 million decrease in indemnity expense related to indemnity payments that were made in 2011 related to two tenants.

•	Loss on impairment of assets expense increased $5.9 million from $5.2 million for the year ended December 31, 2011 to $11.1 million for the same period in 2012. The increase was a result of the anticipated loss on disposition of assets to be sold subsequent to December 31, 2012 based upon market comparables.

•	Reserve for uncollectible loan and accounts receivable increased $8.7 million from $1.6 million for the year ended December 31, 2011 to $10.3 million for the same period in 2012. This increase is primarily due to the expense incurred in 2012 to reserve against outstanding loan balances of an operator and the write-off of another operator’s loan compared to the same period in 2011.

•	Gain on sale of assets decreased $1.2 million, from a gain of $1.2 million for the year ended December 31, 2011 to $0 for the same period in 2012. This decrease was due to the sale of non-strategic assets in 2011.

•	Loss on extinguishment of debt decreased $3.8 million from $3.8 million for the year ended December 31, 2011 to $28,000 for the same period in 2012. This cost was a result of prepaying certain corporate indebtedness prior to maturity and the non-cash write-off of deferred financing costs.

•	Other expenses increased $0.1 million, or 33.3%, from $0.3 million for the year ended December 31, 2011 to $0.4 million for the same period in 2012. The increase is due to a full year of amortization on the earnout provision liability related to an acquisition that closed in May 2011.

•	Discontinued operations increased $4.8 million from a $0.2 million loss for the year ended December 31, 2011 to $4.6 million of income for the same period in 2012. The activity in both years is related to four facilities that were sold in 2012. The sales resulted in a gain on sale of $4.4 million in 2012.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Revolving Credit Facility will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of OP units of the Partnership.

We intend to repay indebtedness incurred under our Revolving Credit Facility from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional shares of common stock of AVIV and other securities. We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, construction projects, capital reinvestment projects and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or shares of common stock of AVIV, or other securities or borrowings (including under our Revolving Credit Facility).

Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The discussion of cash flows is for both AVIV and the Partnership.

•	Cash provided by operations increased $22.9 million, or 51.5%, from $44.5 million for the year ended December 31, 2012 to $67.4 million for the same period in 2013. The increase was primarily due to a $21.2 million increase in cash from operations after giving consideration to non-cash components for the year ended December 31, 2013 as compared to the same period in 2012.

•	Cash used in investing activities increased $34.2 million, or 18.5%, from $184.7 million for the year ended December 31, 2012 to $218.9 million for the same period in 2013. This increase was largely due to the increase in funds used for the purchase of real estate investments in the year ended December 31, 2013, as compared to the same period in 2012.

•	Cash provided by financing activities increased $67.2 million, or 57.3%, from $117.2 million for the year ended December 31, 2012 to $184.4 million for the same period in 2013. The increase was primarily due to the $277.8 million in additional net cash funding received as a result of the IPO, net of capital raising costs, offset by $20.0 million in additional cash spent to pay dividends/distributions in 2013 as compared to 2012, $117.2 million in additional net cash used to pay down debt in 2013 as compared to 2012 in connection with the IPO.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The discussion of cash flows is for both AVIV and the Partnership.

•	Cash provided by operations decreased $7.6 million, or 14.6%, from $52.1 million for the year ended December 31, 2011 to $44.5 million for the same period in 2012. The decrease was primarily due to a $2.7 million decrease in net income for the year ended December 31, 2012 compared to the same period in 2011 and a non-cash decrease in the write-offs of straight line rent receivables of $5.5 million.

•	Cash used in investing activities decreased $22.4 million, or 10.8%, from $207.1 million for the year ended December 31, 2011 to $184.7 million for the same period in 2012. This decrease was primarily due to the receipt of proceeds from dispositions and a decrease in investment activity for the year ended December 31, 2012 compared to the same period in 2011.

•	Cash provided by financing activities decreased $65.6 million, or 35.9%, from $182.8 million for the year ended December 31, 2011 to $117.2 million for the same period in 2012. The decrease was primarily due to net debt activity in 2011 exceeding net debt activity in 2012 by $66.5 million.

Indebtedness Outstanding

Our indebtedness outstanding consists principally of borrowings under our 2019 Notes and 2021 Notes and our Revolving Credit Facility. We had total indebtedness of approximately $686.4 million (inclusive of our debt premium) outstanding as of December 31, 2013. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of December 31, 2013, we were in compliance with all of the financial covenants of our outstanding debt and lease agreements and the indentures governing our 2019 Notes and 2021 Notes.

7 3/4% Senior Notes due 2019

In February 2011, April 2011, and March 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, or the Issuers, issued an aggregate of $400 million of 7 3/4% Senior Notes due 2019, which we refer to as the 2019 Notes, in a series of private placements. The Issuers subsequently conducted exchange offers in which all of the 2019 Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of AVIV. The obligations under the 2019 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by AVIV and certain of our existing and, subject to certain exceptions, future subsidiaries.

The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The 2019 Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. A premium of $2.8 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes in April 2011 and the $100 million of 2019 Notes in March 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The net proceeds from the offerings of the 2019 Notes were used to repay indebtedness under two credit facilities and, together with proceeds from additional equity investments made by our stockholders, to fund pending investments.

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

The indenture governing the 2019 Notes contains restrictive covenants that, among other things, restrict the ability of AVIV, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to AVIV. The indenture governing the 2019 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2019 Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding 2019 Notes may become due and payable immediately.

6% Senior Notes due 2021

In October 2013, the Issuers issued $250 million of 6% Senior Notes due 2021, or the 2021 Notes and, together with the 2019 Notes, the Senior Notes, in a private placement. The Issuers subsequently conducted an exchange offer in which all of the 2021 Notes issued in the aforementioned private placement were exchanged for freely tradable notes that have been registered under the Securities Act. The obligations under the 2021 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by AVIV and certain of our existing and, subject to certain exceptions, future subsidiaries.

The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 15, 2021. The 2021 Notes bear interest at a rate of 6% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year. A portion of the net proceeds from the offering of the 2021 Notes was used to repay all outstanding indebtedness under our Revolving Credit Facility. The remainder of the net proceeds was used for general corporate purposes.

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

The indenture governing the 2021 Notes contains restrictive covenants that, among other things, restrict the ability of AVIV, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to AVIV. The indenture governing the 2021 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2021 Notes, the failure to comply with certain covenants and agreements specified in the Indenture for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding 2021 Notes may become due and payable immediately.

Revolving Credit Facility

On March 26, 2013, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A., or collectively, as amended from time to time, the Revolving Credit Facility. On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. The Revolving Credit Facility also has an accordion feature that may allow us to increase the availability thereunder by an additional $100 million to $500 million. The Revolving Credit Facility had an outstanding balance of $20.0 million as of December 31, 2013.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The Revolving Credit Facility bears interest at the rate of LIBOR plus a margin of 235 basis points to 300 basis points, depending on our leverage ratio, and the interest rate was 2.52% at December 31, 2013. The initial term of the Revolving Credit Facility expires on March 26, 2016 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Revolving Credit Facility are available for general corporate purposes.

The amount available for us to borrow under the Revolving Credit Facility is subject to the lesser of the aggregate mortgage ability amount, as defined, for each of the properties that form the borrowing base of the facility and the aggregate collateral value amount of the borrowing base assets. The Revolving Credit Facility may be repaid from time to time at our option, and amounts repaid under the Revolving Credit Facility may be redrawn. An unused fee equal to 50 basis points of the unused balance on the Revolving Credit Facility is due quarterly.

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

Under the Revolving Credit Facility, our distributions may not exceed the greater of (i) 95% of our Adjusted Funds From Operations, as defined therein, or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions.

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

In June 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of December 31, 2013, the balance of such loan was $11.2 million (excluding $2.4 million of net debt premium balance).

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2013 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
	(in thousands)
Revolving credit facility and other notes payable	$1,226	$22,062	(1)	$1,431	$18,485	$43,204
6% Senior Notes Due 2021(2)	15,000	30,000		30,000	291,250	366,250
7 3/4% Senior Notes due 2019 (3)	31,000	62,000		62,000	405,167	560,167

Total	$47,226	$114,062	(1)	$93,431	$714,902	$969,621

(1)	Primarily relates to maturity of indebtedness under our Revolving Credit Facility in March 2016. Does not give effect to any future amounts which may be drawn under the Revolving Credit Facility which would also mature in March 2016.
(2)	Reflects $250 million outstanding for our 2021 Notes.
(3)	Reflects $400 million outstanding for our 2019 Notes.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company has provided a summary of its significant accounting policies in Footnote 2 to its financial statements included elsewhere in this Form 10-K. The preparation of these financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates. The Company describes below those accounting policies that it deems critical and requires material subjective or complex judgments and that have the most significant impact on its financial condition and results of operations. The Company’s management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

We determine the value of land based on third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income. Generally, our purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of December 31, 2013, $20.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Revolving Credit Facility). We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $20.0 million on our variable rate indebtedness during the year ended December 31, 2013, our interest expense would have increased by $0.2 million for the year ended December 31, 2013. The Company believes that it has effectively managed interest rate exposure because, as of December 31, 2013, 97% of the Company’s indebtedness was fixed rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of AVIV. Under the supervision of and with the participation of AVIV’s management, including its Chief Executive Officer and its Chief Financial Officer, AVIV evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AVIV’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by AVIV in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to AVIV’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting of AVIV. AVIV’s management is responsible for establishing and maintaining adequate internal control over financial reporting. AVIV’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and its Chief Financial Officer, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. AVIV’s management carried out an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of AVIV’s internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, AVIV’s management concluded that AVIV’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting of AVIV. During the year ended December 31, 2013, there have been no changes in AVIV’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting of the Partnership. The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, and effected by AVIV’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s management carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer of AVIV, of the effectiveness of the Partnership’s internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Partnership’s management concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting of the Partnership. During the year ended December 31, 2013, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors, executive officers and the Audit Committee of our Board of Directors and Section 16(a) reporting compliance required to be included pursuant to this Item 10 is incorporated by reference from the Company’s Proxy Statement with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. A copy of this code of ethics can be found on our website at www.avivreit.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver for senior financial officers by posting the information on our website.

Item 11.	EXECUTIVE COMPENSATION

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference to the Company’s Proxy Statement (under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Equity Compensation Plan Information”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) with respect to the 2014 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of this report:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012 for each of AVIV and the Partnership;

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011 for each of AVIV and the Partnership;

•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012, and 2011 for AVIV, and Consolidated Statements of Partners’ Capital for the Partnership;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011 for each of AVIV and the Partnership; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

(3)	Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

February 20, 2014	By:	/s/ Donna M. O’Neill
		Name:	Donna M. O’Neill
		Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

By: Aviv REIT, Inc., its general partner

February 20, 2014	By:	/s/ Donna M. O’Neill
		Name:	Donna M. O’Neill
		Title:	Chief Information and Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on February 20, 2014.

Signature	Title

/s/ Craig M. Bernfield	Chief Executive Officer and Director (principal executive officer)
Craig M. Bernfield

/s/ Steven J. Insoft	President and Chief Operating Officer
Steven J. Insoft

/s/ Mark L. Wetzel	Chief Financial Officer and Treasurer (principal financial officer)
Mark L. Wetzel

/s/ Donna M. O’Neill	Chief Accounting Officer (principal accounting officer)
Donna M. O’Neill

/s/ Norman Bobins	Director
Norman Bobins

/s/ Michael W. Dees	Director
Michael W. Dees

/s/ Alan E. Goldberg	Director
Alan E. Goldberg

/s/ Susan R. Lichtenstein	Director
Susan R. Lichtenstein

/s/ Mark B. McClellan	Director
Mark B. McClellan

/s/ Sharon O’Keefe	Director
Sharon O’Keefe

/s/ Mark J. Parrell	Director
Mark J. Parrell

/s/ Ben W. Perks	Director
Ben W. Perks

/s/ James H. Roth	Director
James H. Roth

/s/ J. Russell Triedman	Director
J. Russell Triedman

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., filed with the State Department of Assessments and Taxation of the State of Maryland on September 14, 2010, included as Exhibit 3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Second Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Properties Limited Partnership dated March 26, 2013, included as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

4.1.3	Third Supplemental Indenture, dated as of December 29, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference thereto.

4.1.4	Fourth Supplemental Indenture, dated as of March 28, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.4 to Registrant’s Form S-4 Registration Statement No. 333-180754 and incorporated herein by reference thereto.

4.1.5	Fifth Supplemental Indenture, dated as of November 30, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.5 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.2	Indenture, dated as of October 16, 2013, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, Aviv REIT, Inc. and the other Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013 and incorporated herein by reference thereto.

4.3	Amended and Restated Registration Rights Agreement, dated as of September 17, 2010, among Aviv REIT, Inc., Aviv Healthcare Merger Sub LP, Aviv Healthcare Properties Limited Partnership, and the Bernfield Investors, the Karkomi Investors and the LG Investors (each as defined therein), included as Exhibit 4.3 to Registrant’s Draft Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.4	Form of 7 3/4% Senior Notes due 2019 (included in Exhibit 4.1).

4.5	Form of 6% Senior Notes due 2021 (included in Exhibit 4.2).

10.1	Investment Agreement dated March 25, 2013 between Aviv REIT, Inc. and LG Aviv L.P., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2	Credit Agreement dated March 26, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, and the other Borrowers party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2.1	First Amendment to Credit Agreement dated April 16, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, the other Borrower party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2013 and incorporated herein by reference thereto.

10.3†	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.3.1†	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10. 3.2†	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10. 3.3†	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.4†	Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10.4.1†	Form of Non-Employee Director Restricted Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.17 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.4.2†	Form of Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.18 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.4.3†	Form of Restricted Stock Unit Award Agreement for performance-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.4.4†	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.5†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.7†	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8†	Employment Agreement dated November 8, 2013 between Aviv Asset Management, L.L.C. and Mark L. Wetzel, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference thereto.

10.9†	Separation Agreement and Release dated December 6, 2013 between Aviv Asset Management, L.L.C. and James H. Lyman, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2013 and incorporated herein by reference thereto.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Aviv REIT, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Sections of this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Consolidated Statements of Operations and Comprehensive Income for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Consolidated Statements of Changes in Equity for Aviv REIT, Inc. and Consolidated Statements of Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Report of Independent Registered Public Accounting Firm with respect to Aviv REIT, Inc.	F-2
Report of Independent Registered Public Accounting Firm with respect to Aviv Healthcare Properties Limited Partnership	F-3
Consolidated Balance Sheets as of December 31, 2013 and 2012 of Aviv REIT, Inc.	F-4
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011 of Aviv REIT, Inc.	F-5
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011 of Aviv REIT, Inc.	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 of Aviv REIT, Inc.	F-7
Consolidated Balance Sheets as of December 31, 2013 and 2012 of Aviv Healthcare Properties Limited Partnership	F-9
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011 of Aviv Healthcare Properties Limited Partnership	F-10
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011 of Aviv Healthcare Properties Limited Partnership	F-11
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 of Aviv Healthcare Properties Limited Partnership	F-12
Notes to Consolidated Financial Statements	F-14

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-45
Schedule III—Real Estate and Investments	F-46

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

AVIV REIT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Stockholders

Aviv REIT, Inc.

We have audited the accompanying consolidated balance sheets of Aviv REIT, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2014

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Partners

Aviv Healthcare Properties Limited Partnership

We have audited the accompanying consolidated balance sheets of Aviv Healthcare Properties Limited Partnership (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aviv Healthcare Properties Limited Partnership at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2014

AVIV REIT, INC.

Consolidated Balance Sheets

(in thousands except share data)

	December 31,	December 31,
	2013	2012
Assets
Income producing property
Land	$138,150	$119,132
Buildings and improvements	1,138,173	968,075
Assets under direct financing leases	11,175	11,049

	1,287,498	1,098,256
Less accumulated depreciation	(147,302)	(119,371)
Construction in progress and land held for development	23,292	4,576

Net real estate	1,163,488	983,461
Cash and cash equivalents	50,764	17,876
Straight-line rent receivable, net	40,580	36,102
Tenant receivables, net	1,647	3,484
Deferred finance costs, net	16,643	14,651
Secured loan receivables, net	41,686	32,639
Other assets	15,625	11,316

Total assets	$1,330,433	$1,099,529

Liabilities and equity
Secured loan	$13,654	$213,679
Unsecured notes payable	652,752	403,180
Line of credit	20,000	88,294
Accrued interest payable	15,284	13,265
Dividends and distributions payable	17,694	13,687
Accounts payable and accrued expenses	10,555	10,943
Tenant security and escrow deposits	21,586	18,278
Other liabilities	10,463	17,700

Total liabilities	761,988	779,026
Equity:
Stockholders’ equity
Common stock (par value $0.01; 37,593,910 and 21,653,813 shares issued and outstanding, respectively)	376	217
Additional paid-in-capital	523,658	375,030
Accumulated deficit	(89,742)	(46,527)
Accumulated other comprehensive loss	—	(2,152)

Total stockholders’ equity	434,292	326,568
Noncontrolling interests—operating partnership	134,153	(6,065)

Total equity	568,445	320,503

Total liabilities and equity	$1,330,433	$1,099,529

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands except share and per share data)

	Year Ended December 31
	2013	2012	2011
Revenues
Rental income	$136,513	$121,210	$91,091
Interest on secured loans and financing lease	4,400	4,633	5,193
Interest and other income	154	1,129	844

Total revenues	141,067	126,972	97,128
Expenses
Interest expense incurred	40,785	47,440	36,010
Amortization of deferred financing costs	3,459	3,543	2,657
Depreciation and amortization	33,226	26,892	20,272
General and administrative	26,886	15,955	11,422
Transaction costs	3,114	7,259	5,493
Loss on impairment	500	11,117	5,233
Reserve for uncollectible secured loans and other receivables	68	10,331	1,591
Gain on sale of assets, net	(1,016)	—	(1,171)
Loss on extinguishment of debt	10,974	28	3,807
Other expenses	—	400	267

Total expenses	117,996	122,965	85,581

Income from continuing operations	23,071	4,007	11,547
Discontinued operations	—	4,586	(234)

Net income	23,071	8,593	11,313
Net income allocable to noncontrolling interests—operating partnership	(6,010)	(3,455)	(5,107)

Net income allocable to stockholders	$17,061	$5,138	$6,206

Net income	$23,071	$8,593	$11,313
Unrealized loss on derivative instruments	—	(476)	(7,392)

Total comprehensive income	$23,071	$8,117	$3,921

Net income allocable to stockholders	$17,061	$5,138	$6,206
Unrealized loss on derivative instruments, net of noncontrolling interest—operating partnership portion of $0, $192, and $3,336, respectively	—	(284)	(4,056)

Total comprehensive income allocable to stockholders	$17,061	$4,854	$2,150

Earnings per common share:
Basic:
Income from continuing operations allocable to stockholders	$0.51	$0.12	$0.44
Discontinued operations, net of noncontrolling interests—operating partnership	—	0.14	(0.01)

Net income allocable to stockholders	$0.51	$0.26	$0.43

Diluted:
Income from continuing operations allocable to stockholders	$0.49	$0.12	$0.43
Discontinued operations, net of noncontrolling interests—operating partnership	—	0.14	(0.01)

Net income allocable to stockholders	$0.49	$0.26	$0.42

Weighted average common shares oustanding:
Basic	33,700,834	20,006,538	14,487,565
Diluted	44,324,214	20,135,689	14,633,354
Dividends declared per common share	$1.40	$1.25	$1.18

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Changes in Equity

(in thousands except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive income	Total Stockholders’	Noncontrolling Interests— Operating
								Total
	Shares	Amount	Capital	Deficit	(loss)	Equity	Partnership	Equity
Balance at January 1, 2011	13,706,465	$137	$223,704	$(2,262)	$2,188	$223,767	$21,389	$245,156
Non-cash stock (unit)-based compensation	—	—	1,122	—	—	1,122	850	1,972
Distributions to partners	—	—	—	—	—	—	(18,884)	(18,884)
Capital contributions	2,124,903	22	39,978	—	—	40,000	420	40,420
Unrealized loss on derivative instruments	—	—	—	—	(4,056)	(4,056)	(3,336)	(7,392)
Dividends to stockholders	—	—	—	(25,327)	—	(25,327)	—	(25,327)
Net income	—	—	—	6,206	—	6,206	5,107	11,313

Balance at December 31, 2011	15,831,368	159	264,804	(21,383)	(1,868)	241,712	5,546	247,258
Non-cash stock (unit)-based compensation	—	—	1,284	—	—	1,284	406	1,690
Distributions to partners	—	—	—	—	—	—	(15,638)	(15,638)
Capital contributions	5,822,445	58	108,942	—	—	109,000	358	109,358
Unrealized loss on derivative instruments	—	—	—	—	(284)	(284)	(192)	(476)
Dividends to stockholders	—	—	—	(30,282)	—	(30,282)	—	(30,282)
Net income	—	—	—	5,138	—	5,138	3,455	8,593

Balance at December 31, 2012	21,653,813	217	375,030	(46,527)	(2,152)	326,568	(6,065)	320,503
Non-cash stock (unit)-based compensation	23,250	—	10,864	—	—	10,864	888	11,752
Shares issued for settlement of management vested stock	414,710	4	8,290	—	—	8,294	—	8,294
Distributions to partners	—	—	—	—	—	—	(16,658)	(16,658)
Capital contributions	—	—	—	—	—	—	214	214
Initial public offering proceeds	15,180,000	152	303,448	—	—	303,600	—	303,600
Cost of raising capital	—	—	(25,829)	—	—	(25,829)	—	(25,829)
Retirement of derivative instruments	—	—	—	—	2,152	2,152	1,622	3,774
Dividends to stockholders	—	—	—	(60,276)	—	(60,276)	—	(60,276)
Reclassification of equity at IPO date	—	—	(153,751)	—	—	(153,751)	153,751	—
Conversion of OP Units/Adjustment of noncontrolling interests—operating partnership ownership of operating partnership	322,137	3	5,606	—	—	5,609	(5,609)	—
Net income	—	—	—	17,061	—	17,061	6,010	23,071

Balance at December 31, 2013	37,593,910	$376	$523,658	$(89,742)	$—	$434,292	$134,153	$568,445

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$23,071	$8,593	$11,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,226	26,935	20,847
Amortization of deferred financing costs	3,459	3,543	2,665
Accretion of debt premium	(507)	(414)	(198)
Straight-line rental (income) loss, net	(4,478)	(7,656)	467
Rental income from intangible amortization, net	(1,369)	(1,486)	(1,366)
Non-cash stock-based compensation	11,752	1,689	1,972
Gain on sale of assets, net	(1,016)	(4,425)	(1,171)
Non-cash loss on extinguishment of debt	5,161	42	3,807
Loss on impairment	500	11,117	6,092
Reserve for uncollectible secured loan and other receivables	68	10,331	1,426
Accretion of earn-out provision for previously acquired real estate investments	—	400	267
Changes in assets and liabilities:
Tenant receivables	(3,511)	(4,572)	(6,104)
Other assets	(5,229)	(5,873)	2,596
Accounts payable and accrued expenses	3,949	5,021	6,146
Tenant security deposits and other liabilities	2,277	1,230	3,329

Net cash provided by operating activities	67,353	44,475	52,088
Investing activities
Purchase of real estate	(197,388)	(172,773)	(181,214)
Proceeds from sales of real estate	15,549	31,933	1,510
Capital improvements	(12,003)	(13,558)	(9,364)
Development projects	(18,738)	(28,067)	(21,406)
Secured loan receivables received from others	4,086	14,632	14,338
Secured loan receivables funded to others	(10,407)	(16,857)	(10,920)

Net cash used in investing activities	(218,901)	(184,690)	(207,056)

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities
Borrowings of debt	$470,000	$267,761	$404,928
Repayment of debt	(488,241)	(174,127)	(244,832)
Payment of financing costs	(10,448)	(5,143)	(9,608)
Capital contributions	575	109,000	40,420
Deferred contribution	—	(35,000)	35,000
Initial public offering proceeds	303,600	—	—
Cost of raising capital	(25,829)	—	—
Cash distributions to partners	(16,314)	(16,484)	(19,485)
Cash dividends to stockholders	(48,907)	(28,778)	(23,622)

Net cash provided by financing activities	184,436	117,229	182,801

Net increase (decrease) in cash and cash equivalents	32,888	(22,986)	27,833
Cash and cash equivalents:
Beginning of year	17,876	40,862	13,029

End of year	$50,764	$17,876	$40,862

Supplemental cash flow information
Cash paid for interest	$40,008	$46,711	$29,025
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$13,551	$9,888	$8,384
Accrued distributions payable to partners	$4,143	$3,799	$4,646
Write-off of straight-line rent receivable, net	$2,887	$1,552	$7,093
Write-off of in-place lease intangibles, net	$—	$19	$36
Write-off of deferred financing costs, net	$5,161	$42	$3,807
Assumed debt	$—	$11,460	$—

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands)

	December 31,
	2013	2012
Assets
Income producing property
Land	$138,150	$119,132
Buildings and improvements	1,138,173	968,075
Assets under direct financing leases	11,175	11,049

	1,287,498	1,098,256
Less accumulated depreciation	(147,302)	(119,371)
Construction in progress and land held for development	23,292	4,576

Net real estate	1,163,488	983,461
Cash and cash equivalents	50,764	15,534
Straight-line rent receivable, net	40,580	36,102
Tenant receivables, net	1,647	3,484
Deferred finance costs, net	16,643	14,651
Secured loan receivables, net	41,686	32,639
Other assets	15,625	11,316

Total assets	$1,330,433	$1,097,187

Liabilities and equity
Secured loan	$13,654	$213,679
Unsecured notes payable	652,752	403,180
Line of credit	20,000	88,294
Accrued interest payable	15,284	13,265
Dividends and distributions payable	17,694	13,687
Accounts payable and accrued expenses	10,555	10,943
Tenant security and escrow deposits	21,586	18,278
Other liabilities	10,463	15,359

Total liabilities	761,988	776,685
Equity:
Partners’ capital	568,445	324,275
Accumulated other comprehensive loss	—	(3,773)

Total equity	568,445	320,502

Total liabilities and equity	$1,330,433	$1,097,187

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations and Comprehensive Income

(in thousands except unit and per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental income	$136,513	$121,210	$91,091
Interest on secured loans and financing lease	4,400	4,633	5,193
Interest and other income	154	1,129	844

Total revenues	141,067	126,972	97,128
Expenses
Interest expense incurred	40,785	47,440	36,010
Amortization of deferred financing costs	3,459	3,543	2,657
Depreciation and amortization	33,226	26,892	20,272
General and administrative	26,886	15,955	11,422
Transaction costs	3,114	7,259	5,493
Loss on impairment	500	11,117	5,233
Reserve for uncollectible secured loans and other receivables	68	10,331	1,591
Gain on sale of assets, net	(1,016)	—	(1,171)
Loss on extinguishment of debt	10,974	28	3,807
Other expenses	—	400	267

Total expenses	117,996	122,965	85,581

Income from continuing operations	23,071	4,007	11,547
Discontinued operations	—	4,586	(234)

Net income allocable to units	$23,071	$8,593	$11,313

Net income allocable to units	$23,071	$8,593	$11,313
Unrealized loss on derivative instruments	—	(476)	(7,392)

Total comprehensive income allocable to units	$23,071	$8,117	$3,921

Earnings per unit:
Basic:
Income from continuing operations allocable to units	$0.51	$0.12	$0.44
Discontinued operations	—	0.14	(0.01)

Net income allocable to units	$0.51	$0.26	$0.43

Diluted:
Income from continuing operations allocable to units	$0.49	$0.12	$0.43
Discontinued operations	—	0.14	(0.01)

Net income allocable to units	$0.49	$0.26	$0.42

Weighted average units outstanding:
Basic	42,792,808	20,006,538	14,487,565
Diluted	44,324,214	20,135,689	14,633,354
Distributions declared per unit	$1.40	$1.25	$1.18

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Changes in Equity

(in thousands)

		Accumulated Other
	Partners’	Comprehensive
	Capital	Income (Loss)	Total
Balance at January 1, 2011	$241,061	$4,094	$245,155
Non-cash stock (unit)-based compensation	1,972	—	1,972
Distributions to partners	(44,211)	—	(44,211)
Capital contributions	40,420	—	40,420
Unrealized loss on derivative instruments	—	(7,392)	(7,392)
Net income	11,313	—	11,313

Balance at December 31, 2011	250,555	(3,298)	247,257
Non-cash stock (unit)-based compensation	1,690	—	1,690
Distributions to partners	(45,920)	—	(45,920)
Capital contributions	109,358	—	109,358
Unrealized loss on derivative instruments	—	(476)	(476)
Net income	8,593	—	8,593

Balance at December 31, 2012	324,276	(3,774)	320,502
Non-cash stock (unit)-based compensation	11,752	—	11,752
Shares issued for settlement of management vested stock	8,294	—	8,294
Distributions to partners	(76,934)	—	(76,934)
Capital contributions	215	—	215
Initial public offering proceeds	303,600	—	303,600
Cost of raising capital	(25,829)	—	(25,829)
Retirement of derivative instruments	—	3,774	3,774
Net income	23,071	—	23,071

Balance at December 31, 2013	$568,445	$—	$568,445

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$23,071	$8,593	$11,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,226	26,935	20,847
Amortization of deferred financing costs	3,459	3,543	2,665
Accretion of debt premium	(507)	(414)	(198)
Straight-line rental (income) loss, net	(4,478)	(7,656)	467
Rental income from intangible amortization, net	(1,369)	(1,486)	(1,366)
Non-cash stock-based compensation	11,752	1,689	1,972
Gain on sale of assets, net	(1,016)	(4,425)	(1,171)
Non-cash loss on extinguishment of debt	5,161	42	3,807
Loss on impairment	500	11,117	6,092
Reserve for uncollectible loans and other receivables	68	10,331	1,426
Accretion of earn-out provision for previously acquired real estate investments	—	400	267
Changes in assets and liabilities:
Tenant receivables	(3,511)	(4,572)	(6,104)
Other assets	(5,229)	(5,873)	2,596
Accounts payable and accrued expenses	3,949	5,021	6,146
Tenant security deposits and other liabilities	4,619	546	1,672

Net cash provided by operating activities	69,695	43,791	50,431
Investing activities
Purchase of real estate	(197,388)	(172,773)	(181,214)
Proceeds from sales of real estate	15,549	31,933	1,510
Capital improvements	(12,003)	(13,558)	(9,364)
Development projects	(18,738)	(28,067)	(21,406)
Secured loan receivables received from others	4,086	14,632	14,338
Secured loan receivables funded to others	(10,407)	(16,857)	(10,920)

Net cash used in investing activities	(218,901)	(184,690)	(207,056)

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Financing activities
Borrowings of debt	$470,000	$267,761	$404,928
Repayment of debt	(488,241)	(174,127)	(244,832)
Payment of financing costs	(10,448)	(5,143)	(9,608)
Capital contributions	575	109,000	40,420
Deferred contribution	—	(35,000)	35,000
Initial public offering proceeds	303,600	—	—
Cost of raising capital	(25,829)	—	—
Cash distributions to partners	(65,221)	(45,262)	(43,107)

Net cash provided by financing activities	184,436	117,229	182,801

Net increase (decrease) in cash and cash equivalents	35,230	(23,670)	26,176
Cash and cash equivalents:
Beginning of year	15,534	39,204	13,028

End of year	$50,764	$15,534	$39,204

Supplemental cash flow information
Cash paid for interest	$40,008	$46,711	$29,025
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$17,694	$13,687	$13,030
Write-off of straight-line rent receivable, net	$2,887	$1,552	$7,093
Write-off of in-place lease intangibles, net	$—	$19	$36
Write-off of deferred financing costs, net	$5,161	$42	$3,807
Assumed debt	$—	$11,460	$—

See accompanying notes.

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2013

1. Description of Operations and Formation

Aviv REIT, Inc. (AVIV or the REIT), a Maryland corporation, is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to AVIV, the Partnership, and their subsidiaries. The Partnership was formed in 2010 and directly or indirectly owned or leased 282 properties, principally skilled nursing facilities, across the United States at December 31, 2013. The Company is a fully integrated self-administered company that owns, acquires, develops and generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties.

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

All of the business, assets and operations are held by the Partnership and its subsidiaries. The REIT’s equity interest in the Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). The REIT was funded in September 2010 with 13.2 million shares and approximately $235 million from one of the REIT’s stockholders, and approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million equity contributions by one of the REIT’s stockholders. The Partnership’s capital consists of partnership units, which are referred to as OP units, that are owned by AVIV and other investors.

On March 7, 2013, the Board of Directors and stockholders of the REIT approved an increase in the number of authorized shares of common stock to 300,000,000 shares of common stock and a 60.37-for-one split of issued and outstanding common stock. The increase in the authorized shares and the stock split became effective on March 8, 2013 when the REIT’s charter was amended for such increase in the number of authorized REIT shares and the stock split. The common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements have been retrospectively restated to reflect the 60.37-for-one split.

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The Company received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s Class A, B, C, D, F and G Units were converted into a single class of OP units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT, limited partnership units of the Partnership which were converted into approximately 11.9 million OP units in connection with the IPO, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At December 31, 2013, there were approximately 37.6 million shares of common stock outstanding and 11.6 million OP units outstanding which are redeemable for cash or, at the REIT’s option, for shares of common stock of the REIT. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 76.4% as of December 31, 2013. The REIT’s weighted average economic ownership of the Partnership for the years ended December 31, 2013, 2012, and 2011 were 74.0%, 62.5%, and 54.9% respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2013 of AVIV and the Partnership. AVIV is a real estate investment trust and the general partner of the Partnership. The Partnership’s capital is comprised of OP units. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

The Company believes combining the Annual Reports on Form 10-K of AVIV and the Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of AVIV and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure in this report applies to both AVIV and the Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates AVIV and the Partnership as one business. The management of AVIV consists of the same employees as the management of the Partnership.

The Company believes it is important for investors to understand the few differences between AVIV and the Partnership in the context of how AVIV and the Partnership operate as a consolidated company. AVIV is a REIT, whose only material asset is its ownership of OP units of the Partnership. As a result, AVIV does not conduct business itself, other than acting as the sole general partner of the Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Partnership. AVIV has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Partnership. The Partnership indirectly holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by AVIV, which are contributed to the Partnership in exchange for OP units, the Partnership generates all remaining capital required by the Company’s business. These sources include the Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of OP units.

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity is comprised of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital is comprised of OP units that are owned by AVIV and the other partners. The OP units held by the limited partners (other than AVIV) in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There is no difference between the assets and liabilities of AVIV and the Partnership as of December 31, 2013. Net income is the same for AVIV and the Partnership.

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified with no effect on the Company’s consolidated financial position or results of operations.

The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare properties, consisting primarily of skilled nursing facilities, or SNFs, assisted living facilities, or ALFs, and other healthcare properties located in the United States. All of the Company’s properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses.

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Real Estate Investments

The Company periodically assesses the carrying value of real estate investments and related intangible assets in accordance with ASC 360, Property, Plant, and Equipment (ASC 360), to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. In the event impairment in value occurs and a portion of the carrying amount of the real estate investments will not be recovered in part or in whole, a provision will be recorded to reduce the carrying basis of the real estate investments and related intangibles to their estimated fair value. The estimated fair value of the Company’s rental properties is determined by using customary industry standard methods that include discounted cash flow and/or direct capitalization analysis (Level 3) or estimated cash proceeds received upon the anticipated disposition of the asset from market comparables (Level 2). As part of the impairment evaluation, the buildings in the following locations were impaired to reflect the estimated fair values (Level 2).

	For the Years Ended December 31,
	2013	2012	2011
		(in thousands)
Medford, MA (1)	$—	$—	$859
Zion, IL	—	1,000	3,843
Bremerton, WA	—	150	1,390
Youngtown, AZ	—	1,635	—
Fall River, MA	—	141	—
Cincinnati, OH	—	90	—
West Chester, OH	—	3,414	—
Columbus, TX	—	1,422	—
Benton Harbor, MI	—	491	—
Omaha, NE	—	742	—
Searcy, AR	500	1,898	—
Cathlamet, WA	—	93	—
Methuen, MA	—	41	—

	$500	$11,117	$6,092

(1)	Included in discontinued operations and other expenses

Buildings and building improvements are recorded at cost and have been assigned useful lives up to 40-years and are depreciated on the straight-line method. Personal property, furniture, and equipment have been assigned estimated useful lives up to 10 years and are depreciated on the straight-line method.

The Company may advance monies to its lessees for the purchase, generally, of furniture, fixtures, or equipment or other purposes. Required minimum lease payments due from the lessee increase to provide for the repayment of such amounts over a stated term. These advances in the instance where the depreciable life of the newly purchased asset is less than the remaining lease term are reflected as secured loan receivables on the consolidated balance sheets, and the incremental lease payments are bifurcated between principal and interest over the stated term. In the instance where the depreciable life of the newly purchased assets is longer than the remaining lease term, the purchase is recorded as property when such assets are deemed to be owned by the Company. In other instances, explicit secured loans are made to lessees for working capital and other funding needs and provide for monthly principal and interest payments generally ranging from five to 10 years.

Purchase Accounting

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators. The Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of preacquisition due diligence, marketing, leasing activities of the Company’s operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Term Loan (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets and liabilities acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

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

The Company determines the value of land based on third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income. Generally, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

Below is a summary of the components of rental income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Cash rental income	$130,666	$112,068	$89,815
Straight-line rental income (loss)	4,478	7,656	(90)
Rental income from intangible amortization	1,369	1,486	1,366

Total rental income	$136,513	$121,210	$91,091

During the years ended December 31, 2013, 2012, and 2011 straight-line rental income (loss) includes a write-off (expense) of straight-line rent receivable, net of approximately $2.9 million, $1.5 million, and $7.1 million, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loan and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the years ended December 31, 2013, 2012, and 2011 was $0.1 million, $10.3 million, and $1.6 million, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of December 31, 2013 and 2012, respectively, secured loan receivable reserves amounted to approximately $0 and $0.3 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4.

Stock-Based Compensation

The Company follows ASC 718—Stock Compensation (“ASC 718”) in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available. The non-cash stock-based compensation expense incurred by the Company through December 31, 2013 is summarized in Footnote 14.

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

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loans, unsecured notes payable, and a line of credit with a carrying value of approximately $686.4 million and $705.2 million as of December 31, 2013 and 2012, respectively. The fair values of debt as of December 31, 2013 and 2012 were $705.8 million and $720.8 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of approximately $41.7 million and $32.6 million as of December 31, 2013 and 2012, respectively. The fair values of secured loan receivables as of December 31, 2013 and 2012 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating. As of December 31, 2013, the Company has no outstanding derivative instruments.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective as of September 2010. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to September 2010, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2013 and 2012, respectively. The real estate investments of the Company have an income tax basis of approximately $1.1 billion (unaudited) and $812.8 million (unaudited) as of December 31, 2013 and 2012, respectively.

Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent OP units held by individuals and entities other than AVIV.

Noncontrolling interests—operating partnership, which can be settled by issuance of unregistered shares are reported in the equity section of the consolidated balance sheets of AVIV. They are adjusted for income, losses and distributions allocated to OP units not held by AVIV. Adjustments to noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Partnership by holders of OP units as a result of the redemptions of OP units for cash or in exchange for shares of AVIV’s common stock.

Prior to the IPO, the capital structure of our operating partnership consisted of six classes of partnership units, each of which had different capital accounts and each of which was entitled to different distributions. In connection with the IPO, each class of units of the Partnership was converted into an aggregate of 11,938,420 OP units held by limited partners of the Partnership. As of December 31, 2013, there were 11,616,283 of OP units outstanding.

Earnings Per Share of the REIT

Basic earnings per share is calculated by dividing the net income allocable to common shares for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income allocable to common shares for the period by the weighted average number of common and dilutive securities outstanding during the period.

Earnings Per Unit of the Partnership

Basic earnings per unit is calculated by dividing the net income allocable to common units for the period by the weighted average number of OP units outstanding during the period. Diluted earnings per unit is calculated by dividing the net income allocable to OP units for the period by the weighted average number of common and dilutive securities outstanding during the period.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (ASC 205-20), the results of operations to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented to the extent material.

3. Real Estate Assets

The Company had the following acquisitions during the year ended December 31, 2013, 2012 and 2011 as described below:

2013 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
April	Traumatic Brain Injury	CA	$779
April	Traumatic Brain Injury	CA	697
April	SNF	TX	2,400
April	Medical Office Building	IN	1,200
May	SNF	OH	14,350
June	SNF	OK	6,200
August	SNF	KY	9,000
September	SNF	TX	3,450
October	ALF	FL	13,000
October	SNF	OH/IN	35,900
November	SNF	OH	41,000
November	SNF	AR	1,162
December	Hospital	IN	9,300
December	SNF/ALF/Long-Term Acute Care	OH	35,600
December	SNF	TX	13,000
December	SNF	IL	7,000
December	SNF	TX	3,350

			197,388
May	Land Parcel in Development	CT	2,400

			$199,788

2012 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	Land Parcel	OH	$275
March	SNF	NV	4,800
March	SNF	OH	2,500
March	SNF/ALF	IA/NE	16,200
April	SNF	TX	72,700
April	ALF	FL	4,936
May	Land Parcel	TX	60
May	ALF	WI	2,500
June	ALF	CT	16,000
July	LTAC	IN	8,400
August	SNF	ID	6,000
September	Traumatic Brain Injury	CA	1,162
September	SNF	KY	9,925
October	SNF	WI	7,600
November	SNF	TX	5,000
November	ALF	FL	14,100
December	Traumatic Brain Injury	CA	975
December	SNF	OH	7,600
December	SNF/ALF	OK	3,500

			184,233
December	Land Parcel in Development	TX	93

			$184,326

2011 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	SNF	KS	$3,045
March	SNF	PA	2,200
March	SNF	OH	9,581
March	SNF	FL	10,000
April	SNF/ALF	OH	9,250
April	SNF	KS	1,300
April	SNF	TX	2,093
April	SNF	TX	8,707
May	SNF	KS	2,273
May	SNF	MO	5,470
May	ALF	CT	12,000
August	SNF	PA	6,100
August	ALF	CT	5,500
September	SNF	OH	3,200
November	SNF	OK	3,300
November	SNF	KS	10,800
November	SNF	PA	50,143
November	SNF	PA	6,657
December	SNF/Traumatic Brain Injury	CA/NV	24,845
December	SNF	AR	4,750

			$181,214

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2012 (in thousands, unaudited):

	For the Year Ended December 31,
	2013	2012
Total revenues	$156,407	$148,873
Net income	35,708	25,023

For the year ended December 31, 2013, revenues attributable to the acquired assets were approximately $6.6 million and net income attributable to the acquired assets was approximately $3.8 million recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. Related to the above business combinations, the Company incurred $1.2 million and $1.8 million of transaction costs for the year ended December 31, 2013 and 2012, respectively.

In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired as follows:

	2013	2012	2011
	(in thousands)
Land	$23,466	$20,831	$26,264
Buildings and improvements	163,634	148,307	148,914
Furniture, fixtures and equipment	12,688	15,188	7,567
Above market leases	—	—	42
Below market leases	—	—	(2,437)
Lease intangibles	—	—	864
Mortgages and other notes payable assumed	—	(11,460)	—

Borrowings and available cash	$199,788	$172,866	$181,214

For the business combinations in 2013, 2012 and 2011, other than the acquisition in December 2011 for a purchase price of $24.8 million, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

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

Dispositions

For the year ended December 31, 2013, the Company disposed of six properties, one vacant land parcel and certain other assets for a total sales price of $16.3 million, and the Company recognized a net gain on sale of approximately $1.0 million. The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

For the year ended December 31, 2012, the Company disposed of seven properties and one vacant land parcel for a total sales price of $36.2 million and the Company recognized a net gain on sale of approximately $4.4 million (included in discontinued operations). The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

For the year ended December 31, 2011, the Company disposed of four vacant land parcels for a total sales price of $1.5 million and the Company recognized a net gain on sale of approximately $1.2 million. The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

The following summarizes the Company’s construction in progress and land held for development at December 31(in thousands):

	2013	2012	2011
Beginning Balance, January 1	$4,576	$28,293	$2,580
Additions	20,467	25,428	25,713
Sold	—	(8,038)	—
Placed in service	(1,751)	(41,107)	—

	$23,292	$4,576	$28,293

During 2013, 2012 and 2011, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2013, the Company placed into service one completed investment project at one property located in California. In 2012, the Company placed into service three additions and two remodels to three properties located in Washington and two development properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.9% for the year ended December 31, 2013. The balance of capitalized interest within construction in progress at December 31, 2013, 2012 and 2011 was $0.8 million, $0.1 million and $0.7 million, respectively. The amount capitalized during the year ended December 31, 2013, 2012 and 2011, relative to interest incurred was $0.8 million, $1.1 million and $0.4 million, respectively.

4. Secured Loan Receivables

The following summarizes the Company’s secured loan receivables at December 31, 2013 and 2012 (in thousands):

	2013			2012
	Capital Improvement Loans	Secured Operator Loans	Total Loans	Capital Improvement Loans	Secured Operator Loans	Total Loans
Beginning balance	$19,360	$13,279	$32,639	$13,606	$19,425	$33,031
New loans issued	380	13,360	13,740	8,707	13,365	22,072
Reserve for uncollectible secured loans	—	—	—	—	(5,589)	(5,589)
Loan write offs	—	(11)	(11)	—	(942)	(942)
Loan amortization and repayments	(2,076)	(2,606)	(4,682)	(2,953)	(12,980)	(15,933)

	$17,664	$24,022	$41,686	$19,360	$13,279	$32,639

Interest income on secured loans and financing leases for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Capital improvement loan receivable	$1,754	$1,386	$1,214
Secured operator loan receivables	1,190	1,808	2,558
Direct financing lease	1,456	1,439	1,421

	$4,400	$4,633	$5,193

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at December 31, 2013 and 2012 was approximately $0 and $0.3 million, respectively and any movement in the reserve is reflected in reserve for uncollectible loan and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $3.1 million, at December 31, 2013 and 2012, respectively.

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

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at December 31, 2013 and 2012 (in thousands):

	2013	2012
Gross amount	$21,881	$20,995
Accumulated amortization	(5,238)	(6,344)

Net	$16,643	$14,651

The estimated annual amortization of the deferred finance costs for each of the five succeeding years is as follows (in thousands):

2014	$3,893
2015	3,893
2016	2,543
2017	2,126
2018	2,126
Thereafter	2,062

Total	$16,643

During the year ended December 31, 2013, the Company wrote-off deferred financing costs of approximately $9.7 million with approximately $4.6 million of accumulated amortization associated with the pay downs of previous credit facilities for a net recognition as loss on extinguishment of debt of approximately $5.1 million.

During the year ended December 31, 2012, the Company wrote-off deferred financing costs of approximately $0.05 million with approximately $0.01 million of accumulated amortization associated with the pay down of a previous credit facility for a net recognition as loss on extinguishment of debt of approximately $0.04 million, including approximately $0.01 million recognized in discontinued operations.

6. Intangible Assets and Liabilities

The following summarizes the Company’s intangible assets and liabilities classified as part of other assets or other liabilities at December 31, 2013 and 2012, respectively (in thousands):

	Assets
	2013			2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$6,437	$(3,452)	$2,985	$6,642	$(3,176)	$3,466
In-place lease assets	652	(130)	522	652	(65)	587
Operator relationship	212	(34)	178	212	(17)	195

	$7,301	$(3,616)	$3,685	$7,506	$(3,258)	$4,248

	Liabilities
	2013			2012
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$17,623	$(10,059)	$7,564	$25,695	$(16,281)	$9,414

Amortization expense for in-place lease assets and operator relationship was $0.1 million, $0.1 million, and $0 million for the years ended December 31, 2013, 2012, and 2011 and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the years ended December 31, 2013, 2012, and 2011 was approximately $0.5 million, $0.6 million, and $0.6 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the years ended December 31, 2013, 2012, and 2011 was approximately $1.9 million, $2.0 million, and $2.0 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the year ended December 31, 2013, the Company wrote-off above market leases intangible assets of approximately $0.2 million with accumulated amortization of approximately $0.2 million, and below market leases intangible liabilities of approximately $8.0 million with accumulated accretion of approximately $8.0 million, for a net recognition of $0 in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities.

For the year ended December 31, 2012, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.7 million, and below market leases intangible liabilities of approximately $0.8 million with accumulated accretion of approximately $0.7 million, for a net recognition of approximately $19,000 gain in rental income from intangible amortization, respectively.

For the year ended December 31, 2011, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.3 million, and below market leases intangible liabilities of approximately $1.7 million with accumulated accretion of approximately $1.2 million, for a net recognition of approximately $35,000 loss in rental income from intangible amortization, respectively.

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Assets	Liabilities
2014	$472	$1,066
2015	426	891
2016	392	868
2017	326	726
2018	326	721
Thereafter	1,743	3,292

	$3,685	$7,564

7. Leases

As of December 31, 2013, the Company’s portfolio of investments consisted of 282 healthcare facilities, located in 29 states and operated by 38 third party operators. At December 31, 2013, approximately 50.3% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (15.1%), Daybreak Healthcare (12.8%), Maplewood (8.5%), EmpRes (7.9%), and SunMar (6.0%). No other operator represents more than 5.4% of our total assets. The five states in which the Company had its highest concentration of total assets were Texas (16.6%), Ohio (15.9%), California (13.0%), Connecticut (7.6%), and Pennsylvania (6.0%), at December 31, 2013.

For the year ended December 31, 2013, the Company’s rental income from operations totaled approximately $136.5 million, of which approximately $21.9 million was from Daybreak Healthcare (16.0%), $20.1 million from Saber Health Group (14.8%), and $12.3 million from EmpRes (9.0%). No other operator generated more than 8.0% of the Company’s rental income from operations for the year ended December 31, 2013.

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

At December 31, 2013, future minimum annual rentals to be received under the noncancelable lease terms are as follows (in thousands):

2014	$151,552
2015	154,863
2016	155,336
2017	153,792
2018	145,824
Thereafter	587,764

$1,349,131

8. Debt

The Company’s secured loans, unsecured notes payable and line of credit consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012
HUD loan (interest rate of 5.00% on December 31, 2013 and 2012, respectively), inclusive of a $2.4 million and $2.5 million premium balance at December 31, 2013 and 2012, respectively)	$13,654	$13,882
2019 Notes (interest rate of 7.75% on December 31, 2013 and 2012, respectively), inclusive of $2.8 million and $3.2 million net premium balance, respectively	402,752	403,180
2021 Notes (interest rate of 6.00% on December 31, 2013)	250,000	—
Revolving Credit Facility (interest rate of 2.52% at December 31, 2013)	20,000	—
Term Loan (interest rate of 5.75% on December 31, 2012)	—	192,212
Acquisition Credit Line (interest rate of 5.75% on December 31, 2012)	—	18,925
2016 Revolver (interest rate of 5.25% on December 31, 2012)	—	69,369
Acquisition loans (interest rate of 6.00% on December 31, 2012)	—	7,585

Total	$686,406	$705,153

In conjunction with the IPO on March 26, 2013, the Company under Aviv Financing I repaid the outstanding balance of the Term Loan and the Acquisition Credit Line and under Aviv Financing V repaid the outstanding balance of the 2016 Revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Company paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the year ended December 31, 2013.

2019 Notes

On February 4, 2011, April 5, 2011, and March 28, 2012 Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7 3/4% Senior Notes due in 2019 (the 2019 Notes), respectively. The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019, and bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of approximately $2.75 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds, amongst other things, to pay down approximately $87.7 million of the Acquisition Credit Line, $5.5 million of the 2016 Revolver and $6.1 million of other indebtedness during 2012.

2021 Notes

On October 16, 2013, the Issuers issued $250 million of 6% Senior Notes due in 2021 (2021 Notes). The REIT is a guarantor of the Issuers’ 2021 Notes. The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 16, 2021, and bear interest at a rate of 6.00% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2014. The Company used the net proceeds, amongst other things, to pay down approximately $135.0 million of the outstanding indebtedness under the Revolving Credit Facility during 2013.

Revolving Credit Facility

On March 26, 2013, the Company, under Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company pays interest only in arrears on any outstanding principal balance. The interest rate is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. The interest rate at December 31, 2013 was 2.52%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term expires in March 2016 with a one year extension option, subject to certain conditions.

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

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2013 and thereafter, are as follows (in thousands):

2014	$157
2015	165
2016	20,174
2017	183
2018	192
Thereafter	660,367

681,238
Debt premiums	5,168

$686,406

9. Related Party Receivables and Payables

Related party receivables and payables represent amounts due from/to various affiliates of the Company. An officer of the Company funded approximately $2.0 million at December 31, 2012 in connection with the distribution settlement (see Footnote 11). The amount is recognized as part of other liabilities as of December 31, 2012, and was subsequently distributed. There are no other related party receivables or payables as of December 31, 2013 and 2012.

10. Derivatives

During the periods presented, the Company was party to two interest rate swaps, with identical terms of $100.0 million each, which were purchased to fix the variable interest rate on the denoted notional amount under the Term Loan. On March 26, 2013, in connection with the pay down of the Term Loan, the Company settled all interest rate swaps at a fair value of $3.6 million and such amount previously recorded in accumulated other comprehensive income (loss) was recorded within loss on extinguishment of debt in the consolidated statements of operations and comprehensive income. The interest rate swaps qualified for hedge accounting and as such the amounts previously recorded in accumulated other comprehensive income in the consolidated statement of changes in equity were reversed. For presentational purposes they are shown as one derivative due to the identical nature of their economic terms (in thousands).

Total notional amount	$ 200,000
Fixed rates	6.49% (1.99% effective swap base rate plus 4.5% spread per credit agreement)
Floor rate	1.25%
Effective date	November 9, 2010
Termination date	September 17, 2015
Liability balance at December 31, 2012 (included in other liabilities)	$ (3,773)

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Company considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. As of December 31, 2013, there are no derivative instruments outstanding.

11. Commitments and Contingencies

The Company had a contractual arrangement with an operator to reimburse quality assurance fees levied by the California Department of Health Care Services from August 1, 2005 through July 31, 2008. The Company was obligated to reimburse the fees to the operator if and when the state withheld these fees from the operator’s Medi-Cal reimbursements associated with five facilities that were formerly leased to Trinity Health Systems. The total possible obligation for these fees was $1.4 million, which the Company has paid. Judicial proceedings initiated by the Company seeking declaratory relief for these fees were settled on July 24, 2012 which provided for recovery of such amounts from the State of California. The approximate settlement of $756,000 is recognized in interest and other income for the year ended December 31, 2012.

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

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by the Company and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by the Company. In November 2012, certain limited partners (including Ari Ryan, one of our former directors, and other members of the estate of Zev Karkomi, one of our co-founders) filed suit in the Circuit Court of Cook County, Illinois against the REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against the Company and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by the REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. In January 2013, the Company reached a settlement with the defendant in the Delaware action and the plaintiffs in the Illinois action. The settlement releases the REIT, the Partnership and Mr. Bernfield in exchange for a partial reallocation of relative distributions among classes of limited partners, which reallocation was funded by the limited partners that previously received such distributions or offset against distributions otherwise due. No additional amounts are payable by the REIT, the Partnership or Mr. Bernfield and, accordingly, the settlement is not expected to have a material impact on the REIT or the Partnership.

The Company has purchase options with one of its tenants that are not exercisable by the tenant until January 1, 2017 for five properties and January 1, 2019 for two properties. If the 2017 pool is not exercised, the tenant loses the right to exercise the 2019 option. The purchase options call for the purchase price, as defined, to be determined at a future date. In addition, the Company has purchase options with four tenants on five properties that are exercisable by the applicable tenant at various times during the terms of the respective leases. Two of such options are exercisable at a predetermined purchase price and the remaining three call for a purchase price to be determined at a future date.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, liquidity or financial position.

12. Noncontrolling Interests – Operating Partnership / Partnership Units

Noncontrolling interests – operating partnership, as presented on AVIV’s consolidated balance sheets, represent the OP units held by individuals and entities other than AVIV. Accordingly, the following discussion related to noncontrolling interests – operating partnership of the REIT refers equally to partnership units of the Partnership.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of AVIV’s common stock, if and when AVIV’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of AVIV’s common stock. AVIV may elect to redeem tendered OP units for cash or for shares of AVIV’s common stock. During the year ended December 31, 2013, OP unitholders redeemed a total of 322,137 OP units in exchange for an equal number of shares of common stock of AVIV.

13. Stockholders’ Equity of the REIT and Partners’ Capital of the Partnership

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the years ended December 31 (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2013	$2,797	$97	$146	$—	$554	$13,064	$60,276
2012	$9,002	$1,879	$2,541	$—	$2,215	$—	$27,955
2011	$6,734	$2,894	$7,041	$—	$2,215	$—	$23,163

In connection with the IPO, Class A through F Units were converted into OP units and are no longer outstanding as of December 31, 2013. The weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2013	3,136,203	1,053,335	—	1,875	625,251	9,091,974	33,700,834
2012	13,467,223	4,523,145	2	8,050	2,684,900	—	20,006,538
2011	13,467,223	4,523,145	2	8,050	2,684,900	—	14,487,565

In connection with the IPO each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP units held by the REIT and 11,938,420 OP units held by limited partners of the Partnership. As a result, the Partnership has a single class of OP units as of March 26, 2013. As noted above, the OP units held by limited partners of the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis.

During the years ended December 31, 2013, 2012 and 2011:

•	AVIV issued an aggregate of 70,500, 0, and 0 shares of common stock in connection with the Company’s annual grant of unrestricted and restricted stock to its Board of Directors;

•	AVIV reserved for issuance an aggregate of 226,585, 0, and 0 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors. During the year ended December 31, 2013, 17,470 shares reserved for restricted stock were forfeited;

•	AVIV also issued 15,180,000 shares in connection with the IPO on March 26, 2013 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $282.3 million; and

•	OP unitholders redeemed a total of 322,137, 0, and 0 OP units in exchange for an equal number of shares of AVIV’s common stock.

For the year ended December 31, 2013, AVIV declared and paid the following cash dividends totaling $1.40 per share on its common stock, of which the Partnership paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (unaudited)	Nontaxable Return of Capital Distributions (unaudited)
3/25/2013	3/29/2013	$0.30	$0.024	$0.276
6/3/2013	6/17/2013	0.38	0.065	0.319
8/30/2013	9/16/2013	0.36	0.061	0.299
1/3/2014	1/17/2014	0.36	0.000	0.000

		$1.40	$0.150	$0.894

Of the $0.36 dividend paid in January 2014, $0.36 will be included in 2014 taxable common dividends.

14. Equity Compensation Plan

Prior to September 2010, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Company’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the years ended December 31, 2013, 2012 and 2011 was $0, $0.4 million, and $0.4 million, respectively.

Class D units were periodically granted to employees of Aviv Asset Management (AAM), a subsidiary of the Operating Partnership. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing (Liquidity Event). If the employee is no longer employed on such date, the award is forfeited. The remainder of the Class D Units were time-based awards under ASC 718 and such fair value determined on the grant date was recognized over the vesting period. During 2013, 2012, and 2011 0, 0 and 3,220 of the time-based Class D Units vested, respectively resulting in the recognition of approximately $0, $0, and $0.4 million, respectively, in expense. On March 26, 2013, the performance component Class D Units were converted to OP units in connection with the IPO, and $0.9 million of expense was recognized.

Restricted Stock Grants

On March 26, 2013 the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purpose of the LTIP is to attract and retain qualified persons upon who, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the Company’s common stock are available for issuance. The shares can be issued as restricted stock awards (RSAs) or as restricted stock units (RSUs).

During 2013, the Company issued 70,500 RSAs, of which 23,250 shares were issued, vested, and are unrestricted and 47,250 shares were issued and are subject to a vesting period. Additionally, the Company issued 226,585 RSUs, of which 17,470 were subsequently forfeited prior to the year ended December 31, 2013. Some of these RSUs are subject to time vesting and some are subject to performance vesting. The time-based equity RSUs generally vest over a period of two to three years, subject to the employee’s continued employment with the Company. The performance-based RSUs vest on the basis of Total Shareholder Return TSR on the Company’s stock compared to the TSR of its peer companies, as defined. The first installment of the performance based RSUs are based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the RSUs will vest on December 31, 2014 and the remaining will vest on December 31, 2015. The RSUs carry dividend equivalent rights and are subject to the same vesting terms as the underlying RSUs.

For the year ended December 31, 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $1.9 million.

Restricted stock awards vest over specified periods of time as long as the employee remains with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant
Unvested balance at January 1, 2013	$—	$—
Granted	273,835	$30.47
Vested	—	$—
Forfeited	(17,470)	$39.14

Unvested balance at December 31, 2013	$256,365	$29.93

As of December 31, 2013, total unearned compensation on restricted stock was $6.2 million, and the weighted average vesting period was 1.94 years.

Option Awards

On September 17, 2010, the Company adopted the 2010 Management Incentive Plan (the MIP), which provides for the grant of option awards. Two thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,138 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the year ended December 31, 2013, $2.4 million was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Outstanding at January 1	1,956,805	1,417,228	1,320,041
Granted	—	701,550	97,187
Awards vested at IPO	3,913,333	—	—
Cancelled/Forfeited	—	(161,973)	—

Outstanding at December 31	5,870,138	1,956,805	1,417,228

Options exercisable at end of period	—	—	—
Weighted average fair value of options granted	$2.20	$2.20	$1.87

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the years ended December 31, 2013, 2012, and 2011 as well as other MIP data:

	2013	2012	2011
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,870,138	1,956,805	1,417,228
Remaining contractual life (years)	7.06	8.06	8.78
Weighted average exercise price	$17.47	$17.42	$16.75

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. In connection with the IPO, all options outstanding under the MIP became fully-vested and the plan was retired. There were no options awarded in 2013. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012 and 2011.

	2012 Grants	2011 Grants
Weighted average dividend yield	7.54%	8.13%
Weighted average risk-free interest rate	1.31%	2.02%
Weighted average expected life	7 years	7 years
Weighted average estimated volatility	38.24%	38.10%
Weighted average exercise price	$18.78	$18.80
Weighted average fair value of options granted (per option)	$2.88	$2.78

The Company recorded non-cash compensation expenses of approximately $9.0 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, related to the time and performance based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations and comprehensive income, respectively.

At December 31, 2013, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to approximately $0.

Dividend equivalent rights associated with the Plan that became payable upon vesting amounted to $15.4 million, $2.3 million, and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

15. Earnings Per Common Share of the REIT

The following table shows the amounts used in computing the basic and diluted earnings per common share (in thousands except for share and per share amounts).

	For the Year Ended December 31,
	2013	2012	2011
Numerator for earnings per share—basic:
Income from continuing operations	$23,071	$4,007	$11,547
Income from continuing operations allocable to noncontrolling interests	(6,010)	(1,611)	(5,213)

Income from continuing operations allocable to common stockholders, net of noncontrolling interests	17,061	2,396	6,334
Discontinued operations, net of noncontrolling interests	—	2,742	(128)

Numerator for earnings per share—basic	$17,061	$5,138	$6,206

Numerator for earnings per share—diluted:
Numerator for earnings per share—basic	$17,061	$2,396	$6,334
Income from continuing operations allocable to noncontrolling interests—OP Units	4,610	—	—

Subtotal	21,671	2,396	6,334
Discontinued operations, net of noncontrolling interests	—	2,742	(128)

Numerator for earnings per share—diluted	$21,671	$5,138	$6,206

Denominator for earnings per share—basic and diluted:
Denominator for earnings per share—basic	33,700,834	20,006,538	14,487,565
Effect of dilutive securities:
Noncontrolling interests—OP Units	9,091,974	—	—
Stock options	1,518,838	129,151	145,789
Restricted stock units	12,568	—	—

Denominator for earnings per share—diluted	44,324,214	20,135,689	14,633,354

Basic earnings per share
Income from continuing operations allocable to common stockholders	$0.51	$0.12	$0.44
Discontinued operations, net of noncontrolling interests	—	0.14	(0.01)

Net income allocable to common stockholders	$0.51	$0.26	$0.43

Diluted earnings per share
Income from continuing operations allocable to common stockholders	$0.49	$0.12	$0.43
Discontinued operations, net of noncontrolling interests	—	0.14	(0.01)

Net income allocable to common stockholders	$0.49	$0.26	$0.42

16. Earnings Per Unit of the Partnership

The following table shows the amounts used in computing the basic and diluted earnings per unit (in thousands except for unit and per unit amounts).

	For the Year Ended December 31,
	2013	2012	2011
Numerator for earnings per unit—basic:
Income from continuing operations	$23,071	$4,007	$11,547
Income from continuing operations allocable to limited partners	(1,400)	(1,611)	(5,213)

Income from continuing operations allocable to units	21,671	2,396	6,334
Discontinued operations	—	2,742	(128)

Numerator for earnings per unit—basic:	$21,671	$5,138	$6,206

Numerator for earnings per unit—diluted:
Income from continuing operations allocable to units	$21,671	$2,396	$6,334
Discontinued operations	—	2,742	(128)

Numerator for earnings per unit—diluted	$21,671	$5,138	$6,206

Denominator for earnings per unit—basic and diluted:
Denominator for basic earnings per unit—basic	42,792,808	20,006,538	14,487,565
Effective dilutive securities:
Stock options	1,518,838	129,151	145,789
Restricted stock units	12,568	—	—

Denominator for earnings per unit—diluted	44,324,214	20,135,689	14,633,354

Basic earnings per unit:
Income from continuing operations allocable to units	$0.51	$0.12	$0.44
Discontinued operations	—	0.14	(0.01)

Net income allocable to units	$0.51	$0.26	$0.43

Diluted earnings per unit:
Income from continuing operations allocable to units	$0.49	$0.12	$0.43
Discontinued operations	—	0.14	(0.01)

Net income allocable to units	$0.49	$0.26	$0.42

17. Discontinued Operations

ASC 205-20 requires that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. In April 2012, the Company sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. All other sales were immaterial to the consolidated financial statements. Below is a summary of the components of the discontinued operations for the respective periods:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total revenues	$—	$270	$1,261
Expenses:
Interest expense incurred	—	(27)	—
Amortization of deferred financing costs	—	(2)	(8)
Depreciation and amortization	—	(34)	(575)
Gain on sale of assets, net	—	4,425	—
Loss on extinguishment of debt	—	(13)	—
Other expenses	—	(33)	(912)

Total gains (expenses)	—	4,316	(1,495)

Discontinued operations	—	4,586	(234)
Discontinued operations allocation to noncontrolling interests	—	1,844	(106)

Discontinued operations allocation to controlling interests	$—	$2,742	$(128)

18. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands) including the effects of discontinued operations. The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2013
	1 st Quarter(1)	2 nd Quarter	3 rd Quarter(2)	4 th Quarter
Total revenues	$34,700	$35,033	$32,873	$38,461

Net income	$(11,440)	$13,405	$10,067	$11,039

Net income allocable to stockholders	$(7,477)	$10,147	$7,621	$6,770

Earnings per common share allocable to stockholders
Basic	$(0.33)	$0.27	$0.20	$0.22
Diluted	$(0.33)	$0.26	$0.20	$0.22

	Year Ended December 31, 2012
	1 st Quarter(3)	2 nd Quarter(4)	3 rd Quarter(5)	4 th Quarter(6)
Total revenues	$29,268	$32,813	$32,273	$32,618

Income (loss) from continuing operations	$5,847	$(804)	$1,767	$(2,803)

Net income	$6,016	$3,613	$1,767	$(2,803)

Net income allocable to stockholders	$3,560	$2,255	$1,130	$(1,807)

Earnings per common share allocable to stockholders
Basic	$0.18	$0.11	$0.05	$(0.08)
Diluted	$0.18	$0.11	$0.05	$(0.08)

(1)	The results include $11.0 million loss on extinguishment of debt and $9.9 million of non-cash stock-based compensation as a result of the IPO in the first quarter.
(2)	The results include $2.9 million of straight-line rent receivable write-offs due to early termination of leases and replacement of operators in the third quarter.
(3)	The results include $0.7 million of impairment in the first quarter.
(4)	The results include $3.7 million of impairment in the second quarter.
(5)	The results include $1.8 million of impairment and $2.8 million of reserve for uncollectible loan receivables in the third quarter.
(6)	The results include $5.0 million of impairment and $0.2 million of reserve for uncollectible loan receivables in the fourth quarter.

19. Subsequent Events

On January 1, 2014, the Company acquired three properties in Minnesota for a purchase price of $40.0 million from an unrelated third party. The Company used available cash to fund this acquisition.

On January 31, 2014, the Company acquired a property in Texas for a purchase price of $15.9 million from an unrelated third party. The Company used available cash to fund this acquisition.

The following table illustrates the effect on total revenues and net income as if the Company had consummated the above acquisition, as well as those noted in Footnote 3, as of January 1, 2012 (in thousands, unaudited):

	For the Year Ended December 31,
	2013	2012
Total revenues	$161,699	$154,165
Net income	39,580	28,895

The Company’s $1,000,000,000 universal shelf registration statement was declared effective by the SEC on January 28, 2014. The registration includes shares that may become issuable as a result of redemptions of 5,450,576 of the 11,616,283 OP units outstanding as of December 31, 2013.

20. Condensed Consolidating Information

AVIV and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Unencumbered Subsidiary Guarantors and Encumbered Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our 2019 Notes and 2021 Notes issued in February 2011, April 2011, March 2012 and October 2013. The 2019 Notes and 2021 Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation. Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Unencumbered Subsidiary Guarantors or Encumbered Subsidiary Guarantors were not obligated with respect to the 2019 Notes and 2021 Notes. The Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of December 31, 2013, and 2012 and for the years ended December 31, 2013, 2012, and 2011.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Net rental properties	$55	$712,443	$192,489	$258,501	$—	$1,163,488
Cash and cash equivalents	50,709	(600)	(69)	724	—	50,764
Deferred financing costs, net	12,681	—	3,948	14	—	16,643
Other	25,260	50,520	19,353	4,405	—	99,538
Investment in and due from related parties, net	1,168,729	—	—	—	(1,168,729)	—

Total assets	$1,257,434	$762,363	$215,721	$263,644	$(1,168,729)	$1,330,433

Liabilities and equity
Secured loan	$—	$—	$—	$13,654	$—	$13,654
Unsecured notes payable	652,752	—	—	—	—	652,752
Line of credit	—	—	20,000	—	—	20,000
Accrued Interest Payable	14,750	—	487	47	—	15,284
Dividends	17,694	—	—	—	—	17,694
Accounts payable and accrued expenses	2,082	3,056	3,547	1,870	—	10,555
Tenant security and escrow deposits	765	13,115	3,625	4,081	—	21,586
Other liabilities	946	7,520	1,132	865	—	10,463

Total liabilities	688,989	23,691	28,791	20,517	—	761,988
Total equity	568,445	738,672	186,930	243,127	(1,168,729)	568,445

Total liabilities and equity	$1,257,434	$762,363	$215,721	$263,644	$(1,168,729)	$1,330,433

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2012

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Net rental properties	$54	$731,036	$197,221	$55,150	$—	$983,461
Cash and cash equivalents	16,869	(1,746)	(68)	479	—	15,534
Deferred financing costs, net	8,965	—	5,673	13	—	14,651
Other	15,738	50,373	14,121	3,309	—	83,541
Investment in and due from related parties, net	711,028	—	—	—	(711,028)	—

Total assets	$752,654	$779,663	$216,947	$58,951	$(711,028)	$1,097,187

Liabilities and equity
Secured loan	$—	$—	$192,212	$21,467	$—	$213,679
Unsecured notes payable	403,180	—	—	—	—	403,180
Line of credit	—	—	88,294	—	—	88,294
Accrued Interest Payable	11,625	—	1,593	47	—	13,265
Dividends	13,687	—	—	—	—	13,687
Accounts payable and accrued expenses	2,077	6,153	2,396	317	—	10,943
Tenant security and escrow deposits	50	14,203	3,560	465	—	18,278
Other liabilities	1,534	9,090	4,735	—	—	15,359

Total liabilities	432,153	29,446	292,790	22,296	—	776,685
Total equity	320,501	750,217	(75,843)	36,655	(711,028)	320,502

Total liabilities and equity	$752,654	$779,663	$216,947	$58,951	$(711,028)	$1,097,187

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$96,532	$29,234	$10,747	$—	$136,513
Interest on secured loans and financing lease	1,104	3,008	288	—	—	4,400
Interest and other income	5	116	33	—	—	154

Total revenues	1,109	99,656	29,555	10,747	—	141,067
Expenses
Interest Expense	33,390	—	6,617	778	—	40,785
Amortization of deferred financing costs	1,592	—	1,867	—	—	3,459
Depreciation and amortization	6	24,629	5,840	2,751	—	33,226
General and administrative	15,662	172	10,937	115	—	26,886
Transaction costs	832	458	516	1,308	—	3,114
Loss on impairment	—	500	—	—	—	500
Reserve for uncollectible secured loan receivables and other receivables	(10)	(11)	89	—	—	68
Gain on sale of assets, net	—	(1,016)	—	—	—	(1,016)
Loss on extinguishment of debt	—	—	10,974	—	—	10,974

Total expenses	51,472	24,732	36,840	4,952	—	117,996

Net (loss) income	(50,363)	74,924	(7,285)	5,795	—	23,071
Equity in income (loss) of subsidiaries	73,434	—	—	—	(73,434)	—

Net income (loss) allocable to units	$23,071	$74,924	$(7,285)	$5,795	$(73,434)	$23,071

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$89,971	$28,295	$2,944	$—	$121,210
Interest on secured loans and financing lease	1,490	2,802	341	—	—	4,633
Interest and other income	4	963	162	—	—	1,129

Total revenues	1,494	93,736	28,798	2,944	—	126,972
Expenses
Interest Expense	28,734	—	17,981	725	—	47,440
Amortization of deferred financing costs	1,375	—	2,168	—	—	3,543
Depreciation and amortization	—	20,554	5,600	738	—	26,892
General and administrative	6,434	361	9,111	49	—	15,955
Transaction costs	4,171	1,665	1,040	383	—	7,259
Loss on impairment	—	11,117	—	—	—	11,117
Reserve for uncollectible secured loan receivables and other receivables	6,532	3,643	156	—	—	10,331
Loss on extinguishment of debt	—	—	28	—	—	28
Other expenses	—	—	400	—	—	400

Total expenses	47,246	37,340	36,484	1,895	—	122,965

(Loss) income from continuing operations	(45,752)	56,396	(7,686)	1,049	—	4,007
Discontinued operations	—	332	—	4,254	—	4,586

Net (loss) income	(45,752)	56,728	(7,686)	5,303	—	8,593

Equity in income (loss) of subsidiaries	54,345	—	—	—	(54,345)	—

Net income (loss) allocable to units	$8,593	$56,728	$(7,686)	$5,303	$(54,345)	$8,593

Unrealized loss on derivative instruments	—	—	(476)	—	—	(476)

Total comprehensive income allocable to units	$8,593	$56,728	$(8,162)	$5,303	$(54,345)	$8,117

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2011

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$70,128	$19,578	$1,385	$—	$91,091
Interest on secured loans and financing lease	2,234	2,652	307	—	—	5,193
Interest and other income	18	818	8	—	—	844

Total revenues	2,252	73,598	19,893	1,385	—	97,128
Expenses
Interest Expense	19,543	—	16,003	464	—	36,010
Amortization of deferred financing costs	916	—	1,741	—	—	2,657
Depreciation and amortization	—	16,111	3,833	328	—	20,272
General and administrative	4,117	192	7,109	4	—	11,422
Transaction costs	1,399	2,968	1,126	—	—	5,493
Loss on impairment	—	5,233	—	—	—	5,233
Reserve for uncollectible secured loan receivables and other receivables	1,505	86	—	—	—	1,591
Gain on sale of assets, net	—	(1,171)	—	—	—	(1,171)
Loss on extinguishment of debt	—	—	3,807	—	—	3,807
Other expenses	—	—	267	—	—	267

Total expenses	27,480	23,419	33,886	796	—	85,581

(Loss) income from continuing operations	(25,228)	50,179	(13,993)	589	—	11,547
Discontinued operations	—	(84)	—	(150)	—	(234)

Net (loss) income	(25,228)	50,095	(13,993)	439	—	11,313

Equity in income (loss) of subsidiaries	36,541	—	—	—	(36,541)	—

Net income (loss) allocable to units	$11,313	$50,095	$(13,993)	$439	$(36,541)	$11,313

Unrealized loss on derivative instruments	—	—	(7,392)	—	—	(7,392)

Total comprehensive income allocable to units	$11,313	$50,095	$(21,385)	$439	$(36,541)	$3,921

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,358)	$8,938	$(92,735)	$212,850	$—	$69,695
Investing activities
Purchase of real estate investments	—	—	—	(197,389)	—	(197,389)
Sale of real estate investments	—	15,549	—	—	—	15,549
Capital improvements	(8)	(10,104)	(1,086)	(805)	—	(12,003)
Development Projects	—	(12,290)	(51)	(6,397)	—	(18,738)
Secured loan receivables received from others	2,446	1,235	354	52	—	4,087
Secured loan receivables funded to others	(7,739)	(2,182)	(156)	(330)	—	(10,407)

Net used in investing activities	(5,301)	(7,792)	(939)	(204,869)	—	(218,901)
Financing activities
Borrowings of debt	250,000	—	220,000	—	—	470,000
Repayment of debt	—	—	(480,506)	(7,735)	—	(488,241)
Payment of financing costs	(5,145)	—	(5,302)	(1)	—	(10,448)
Capital contributions	575	—	—	—	—	575
Initial Public Offering	303,600	—	—	—	—	303,600
Cost of raising capital	(385,310)	—	359,481	—	—	(25,829)
Cash distributions to partners	(65,221)	—	—	—	—	(65,221)

Net cash provided by (used in) financing activities	98,499	—	93,673	(7,736)	—	184,436

Net (decrease) increase in cash and cash equivalents	33,840	1,146	(1)	245	—	35,230
Cash and cash equivalents:
Beginning of period	16,869	(1,746)	(68)	479	—	15,534

End of period	$50,709	$(600)	$(69)	$724	$—	$50,764

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(152,298)	$157,728	$16,305	$22,056	$—	$43,791
Investing activities
Purchase of real estate investments	—	(135,796)	(4,800)	(32,177)	—	(172,773)
Sale of real estate investments	—	14,775	—	17,158	—	31,933
Capital improvements	(54)	(8,095)	(5,342)	(67)	—	(13,558)
Development Projects	—	(25,473)	(334)	(2,260)	—	(28,067)
Secured loan receivables received from others	12,754	1,426	452	—	—	14,632
Secured loan receivables funded to others	(13,065)	(3,436)	(356)	—	—	(16,857)

Net cash used in investing activities	(365)	(156,599)	(10,380)	(17,346)	—	(184,690)
Financing activities
Borrowings of debt	101,000	—	164,224	2,537	—	267,761
Repayment of debt	—	—	(167,878)	(6,249)	—	(174,127)
Payment of financing costs	(2,562)	—	(2,581)	—	—	(5,143)
Payment of swap termination	—	—	—	—	—	—
Capital contributions	109,000	—	—	—	—	109,000
Deferred contributions	(35,000)	—	—	—	—	(35,000)
Cash distributions to partners	(45,262)	—	—	—	—	(45,262)

Net cash provided by (used in) financing activities	127,176	—	(6,235)	(3,712)	—	117,229

Net decrease in cash and cash equivalents	(25,487)	1,129	(310)	998	—	(23,670)
Cash and cash equivalents:
Beginning of period	42,356	(2,875)	242	(519)	—	39,204

End of period	$16,869	$(1,746)	$(68)	$479	$—	$15,534

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(in thousands)

		Unencumbered	Encumbered	Non-
		Subsidiary	Subsidiary	Guarantor
	Issuers	Guarantors	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(300,872)	$114,901	$236,140	$262	$—	$50,431
Investing activities
Purchase of real estate investments	—	(98,048)	(83,166)	—	—	(181,214)
Sale of real estate investments	—	1,510	—	—	—	1,510
Capital improvements	—	(5,303)	(4,061)	—	—	(9,364)
Development Projects	—	(15,990)	—	(5,416)	—	(21,406)
Secured loan receivables received from others	7,332	6,552	454	—	—	14,338
Secured loan receivables funded to others	(2,700)	(7,357)	(863)	—	—	(10,920)

Net cash provided by (used in) investing activities	4,632	(118,636)	(87,636)	(5,416)	—	(207,056)
Financing activities
Borrowings of debt	302,750	—	97,417	4,761	—	404,928
Repayment of debt	—	—	(244,727)	(105)	—	(244,832)
Payment of financing costs	(8,594)	—	(1,000)	(14)	—	(9,608)
Capital contributions	40,420	—	—	—	—	40,420
Deferred contributions	35,000	—	—	—	—	35,000
Cash distributions to partners	(43,107)	—	—	—	—	(43,107)

Net cash provided by (used in) financing activities	326,469	—	(148,310)	4,642	—	182,801

Net decrease in cash and cash equivalents	30,229	(3,735)	194	(512)	—	26,176
Cash and cash equivalents:
Beginning of period	12,127	860	48	(7)	—	13,028

End of period	$42,356	$(2,875)	$242	$(519)	$—	$39,204

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Secured Loans Receivable Allowance for Doubtful Accounts (in thousands)

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2013	$803	$57	$(534)	$326
Year ended December 31, 2012	80	3,948	(3,225)	803
Year ended December 31, 2011	—	80	—	80
Allowance for uncollectible secured loan receivable
Year ended December 31, 2013	$317	$11	$(328)	$—
Year ended December 31, 2012	2,176	6,532	(8,391)	317
Year ended December 31, 2011	750	1,512	(86)	2,176

SCHEDULE III

Real Estate and Investments (in thousands)

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Aviv Healthcare Properties LP		(1)	Chicago	IL	$—	$—	$62	$—	$—	$62	$(6)	$56

Issuer subtotal					—	—	62	—	—	62	(6)	56

SunBridge Care/Rehab-Broadway	(a)	(2)	Methuen	MA	31	496	—	(527)	—	—	—	—	1910	1993	40 years
SunBridge—Colonial Heights	(a)	(2)	Lawrence	MA	63	959	21	(225)	63	755	(367)	451	1963	1993	40 years
SunBridge—Fall River	(c)	(2)	Fall River	MA	91	1,309	(1)	(1,399)	—	—	—	—		1993	40 years
SunBridge Care Center- Glenwood	(a)	(2)	Lowell	MA	82	1,211	—	(253)	82	958	(479)	561	1964	1993	40 years
SunBridge—Hammond House	(a)	(2)	Worchester	MA	42	664	489	(664)	42	489	(250)	281	1965	1993	40 years
SunBridge for North Reading	(a)	(2)	North Reading	MA	113	1,567	151	(253)	113	1,465	(657)	921	1966		40 years
Robbin House Nursing and Rehab	(c)	(2)	Quincy	MA	66	1,052	—	(1,118)	—	—	—	—		1993	40 years
SunBridge Care Center—Rosewood	(a)	(2)	Fall River	MA	32	513	1	(284)	13	249	(184)	78	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a)	(2)	Oxford	MA	64	941	556	(193)	64	1,304	(459)	909	1966	1993	40 years
SunBridge—Spring Valley	(a)	(2)	Worchester	MA	71	1,031	75	(205)	71	901	(413)	559	1960	1993	40 years
SunBridge Care/Rehab-Town Manor	(c)	(2)	Lawrence	MA	90	1,306	(1)	(1,395)	—	—	—	—		1993	40 years
SunBridge Care/Rehab-Woodmill	(a)	(2)	Lawrence	MA	61	946	—	(235)	61	711	(356)	416	1965	1993	40 years
SunBridge Care/Rehab-Worcester	(c)	(2)	Worchester	MA	93	1,375	(1)	(1,467)	—	—	—	—		1993	40 years
Countryside Community	(a)	(2)	South Haven	MI	221	4,239	13	—	221	4,252	(1,080)	3,393	1975	2005	40 years
Pepin Manor	(a)	(2)	Pepin	WI	318	1,570	333	—	318	1,903	(424)	1,797	1978	2005	40 years
Highland Health Care Center	(a)	(2)	Highland	IL	190	1,724	—	—	190	1,724	(475)	1,440	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a)	(2)	Omaha	NE	211	6,695	—	(2)	209	6,695	(1,917)	4,987	1971	2005	40 years
Casa Real	(a)	(2)	Santa Fe	NM	1,030	2,692	772	—	1,030	3,464	(938)	3,556	1985	2005	40 years
Clayton Nursing and Rehab	(a)	(2)	Clayton	NM	41	790	35	—	41	825	(297)	569	1960	2005	40 years
Country Cottage Care/Rehab Center	(a)	(2)	Hobbs	NM	9	672	—	—	9	672	(292)	389	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a)	(2)	Bloomfield	NM	344	4,736	19	—	344	4,755	(1,250)	3,849	1985	2005	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Espanola Valley Center	(a)	(2)	Espanola	NM	216	4,143	17	—	216	4,160	(1,200)	3,176	1984	2005	40 years
Sunshine Haven Lordsburg	(a)	(2)	Lordsburg	NM	57	1,882	—	—	57	1,882	(459)	1,480	1972	2005	40 years
Silver City Care Center	(a)	(2)	Silver City	NM	305	5,844	—	—	305	5,844	(1,496)	4,653	1984	2005	40 years
Seven Oaks Nursing and Rehab	(a)	(2)	Bonham	TX	63	2,583	—	—	63	2,583	(703)	1,943	1970	2005	40 years
Birchwood Nursing and Rehab	(a)	(2)	Cooper	TX	96	2,727	8	—	96	2,735	(729)	2,102	1966	2005	40 years
Smith Nursing and Rehab	(a)	(2)	Wolfe City	TX	49	1,010	(8)	—	49	1,002	(309)	742	1946	2005	40 years
Clifton Nursing and Rehab	(a)	(2)	Clifton	TX	125	2,975	—	—	125	2,975	(865)	2,235	1995	2005	40 years
Stanton Nursing and Rehab	(a)	(2)	Stanton	TX	261	1,018	11	—	261	1,029	(301)	989	1972	2005	40 years
Valley Mills Nursing and Rehab	(a)	(2)	Valley Mills	TX	34	1,091	(9)	—	34	1,082	(305)	811	1971	2005	40 years
Hometown Care Center	(a)	(2)	Moody	TX	13	328	—	(341)	—	—	—	—		2005	40 years
Shuksan Healthcare Center	(a)	(2)	Bellingham	WA	61	491	1,984	—	61	2,475	(416)	2,120	1965	2005	40 years
Orange Villa Nursing and Rehab	(a)	(2)	Orange	TX	98	1,948	18	—	98	1,966	(550)	1,514	1973	2005	40 years
Pinehurst Nursing and Rehab	(a)	(2)	Orange	TX	99	2,072	23	—	99	2,095	(605)	1,589	1955	2005	40 years
Wheeler Nursing and Rehab	(a)	(2)	Wheeler	TX	17	1,369	—	—	17	1,369	(407)	979	1982	2005	40 years
ABC Health Center	(a)	(2)	Harrisonville	MO	144	1,922	226	—	144	2,148	(512)	1,780	1970	2005	40 years
Camden Health Center	(a)	(2)	Harrisonville	MO	189	2,532	221	—	189	2,753	(638)	2,304	1977	2005	40 years
Cedar Valley Health Center	(a)	(2)	Rayton	MO	252	3,376	245	—	252	3,621	(931)	2,942	1978	2005	40 years
Monett Healthcare Center	(a)	(2)	Monett	MO	259	3,470	23	—	259	3,493	(899)	2,853	1976	2005	40 years
White Ridge Health Center	(a)	(2)	Lee’s Summit	MO	292	3,915	50	—	292	3,965	(1,005)	3,252	1986	2005	40 years
The Orchards Rehab/Care Center	(a)	(2)	Lewiston	ID	201	4,319	506	—	201	4,825	(1,380)	3,646	1958	2005	40 years
SunBridge for Payette	(a)	(2)	Payette	ID	179	3,166	(27)	—	179	3,139	(728)	2,590	1964	2005	40 years
Magic Valley Manor-Assisted Living	(b)	(2)	Wendell	ID	177	405	1,006	—	177	1,411	(241)	1,347	1911	2005	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
McCall Rehab and Living Center	(a)	(2)	McCall	ID	213	676	(6)	(883)	—	—	—	—	1965	2005	40 years
Menlo Park Health Care	(a)	(2)	Portland	OR	112	2,205	221	—	112	2,426	(757)	1,781	1959	2005	40 years
Burton Care Center	(a)	(2)	Burlington	WA	115	1,170	86	—	115	1,256	(315)	1,056	1930	2005	40 years
Columbia View Care Center	(a)	(2)	Cathlamet	WA	49	505	—	(554)	—	—	—	—	1965	2005	40 years
Grandview Healthcare Center	(a)	(2)	Grandview	WA	19	1,155	15	—	19	1,170	(438)	751	1964	2005	40 years
Hillcrest Manor	(a)	(2)	Sunnyside	WA	102	1,639	6,895	—	102	8,534	(972)	7,664	1970	2005	40 years
Evergreen Hot Springs Center	(a)	(2)	Hot Springs	MT	104	1,943	19	—	104	1,962	(504)	1,562	1963	2005	40 years
Evergreen Polson Center	(a)	(2)	Polson	MT	121	2,358	(20)	—	121	2,338	(644)	1,815	1971	2005	40 years
Evergreen The Dalles Center	(a)	(2)	The Dalles	OR	200	3,832	92	—	200	3,924	(951)	3,173	1964	2005	40 years
Evergreen Vista Health Center	(a)	(2)	LaGrande	OR	281	4,784	248	—	281	5,032	(1,167)	4,146	1961	2005	40 years
Whitman Health and Rehab Center	(a)	(2)	Colfax	WA	231	6,271	38	—	231	6,309	(1,455)	5,085	1985	2005	40 years
Fountain Retirement Hotel	(b)	(2)	Youngtown	AZ	101	1,940	170	(2,211)	—	—	—	—	1971	2005	40 years
Gilmer Care Center	(a)	(2)	Gilmer	TX	257	2,993	367	—	257	3,360	(826)	2,791	1967	2005	40 years
Columbus Nursing and Rehab Center	(a)	(2)	Columbus	WI	352	3,477	302	—	352	3,779	(869)	3,262	1950	2005	40 years
Infinia at Faribault	(a)	(2)	Faribault	MN	70	1,485	102	—	70	1,587	(467)	1,190	1958	2005	40 years
Infinia at Owatonna	(a)	(2)	Owatonna	MN	125	2,321	(19)	—	125	2,302	(615)	1,812	1963	2005	40 years
Infinia at Willmar	(a)	(2)	Wilmar	MN	70	1,341	20	—	70	1,361	(396)	1,035	1998	2005	40 years
Infinia at Florence Heights	(a)	(2)	Omaha	NE	413	3,516	4	(3,933)	—	—	—	—	1999	2005	40 years
Infinia at Ogden	(a)	(2)	Ogden	UT	234	4,478	601	—	234	5,079	(1,161)	4,152	1977	2005	40 years
Prescott Manor Nursing Center	(a)	(2)	Prescott	AR	44	1,462	209	—	44	1,671	(553)	1,162	1965	2005	40 years
Star City Nursing Center	(a)	(2)	Star City	AR	28	1,069	80	—	28	1,149	(304)	873	1969	2005	40 years
Westview Manor of Peabody	(a)	(2)	Peabody	KS	22	502	140	—	22	642	(139)	525	1963	2005	40 years
Orchard Grove Extended Care Center	(a)	(2)	Benton Harbor	MI	166	3,185	457	(3,808)	—	—	(0)	(0)	1971	2005	40 years
Marysville Care Center	(a)	(2)	Marysville	CA	281	1,320	—	(1,601)	—	—	—	—		2005	40 years
Yuba City Care Center	(a)	(2)	Yuba City	CA	177	2,130	—	(2,307)	—	—	—	—		2005	40 years
Lexington Care Center	(a)	(2)	Lexington	MO	151	2,943	325	—	151	3,268	(886)	2,533	1970	2005	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Twin Falls Care Center	(a)	(2)	Twin Falls	ID	448	5,145	—	—	448	5,145	(1,313)	4,280	1961	2005	40 years
Gordon Lane Care Center	(a)	(2)	Fullerton	CA	2,982	3,648	—	—	2,982	3,648	(916)	5,714	1966	2005	40 years
Sierra View Care Center	(a)	(2)	Baldwin Park	CA	868	1,748	7	—	868	1,755	(510)	2,113	1938	2005	40 years
Villa Maria Care Center	(a)	(2)	Long Beach	CA	140	767	(1)	(906)	—	—	—	—		2005	40 years
High Street Care Center	(a)	(2)	Oakland	CA	246	685	11	—	246	696	(183)	759	1961	2005	40 years
MacArthur Care Center	(a)	(2)	Oakland	CA	246	1,416	45	—	246	1,461	(499)	1,208	1960	2005	40 years
Country Oaks Nursing Center	(a)	(2)	Ponoma	CA	1,393	2,426	—	—	1,393	2,426	(627)	3,192	1964	2005	40 years
Deseret at Hutchinson	(a)	(2)	Hutchinson	KS	180	2,547	92	—	180	2,639	(708)	2,111	1963	2005	40 years
Woodland Hills Health/Rehab	(a)	(2)	Little Rock	AR	270	4,006	—	(4,276)	—	—	—	—	1979	2005	40 years
Chenal Heights	(a)	(2)	Little Rock	AR	1,411	—	7,330	(8,741)	—	—	—	—	2008	2006	40 years
Blanchette Place Care Center	(a)	(2)	St. Charles	MO	1,300	10,777	14	—	1,300	10,791	(2,154)	9,937	1994	2006	40 years
Cathedral Gardens Care Center	(a)	(2)	St. Louis	MO	1,600	9,525	51	—	1,600	9,576	(1,971)	9,205	1979	2006	40 years
Heritage Park Skilled Care	(a)	(2)	Rolla	MO	1,200	7,841	2,507	—	1,200	10,348	(1,628)	9,920	1993	2006	40 years
Oak Forest Skilled Care	(a)	(2)	Ballwin	MO	550	3,995	66	—	550	4,061	(836)	3,775	2004	2006	40 years
Richland Care and Rehab	(a)	(2)	Olney	IL	350	2,484	—	—	350	2,484	(578)	2,256	2004	2006	40 years
Bonham Nursing and Rehab	(a)	(2)	Bonham	TX	76	1,130	—	—	76	1,130	(233)	973	1969	2006	40 years
Columbus Nursing and Rehab	(a)	(2)	Columbus	TX	150	1,809	—	(1,959)	—	—	—	—	1974	2006	40 years
Denison Nursing and Rehab	(a)	(2)	Denison	TX	178	1,945	—	—	178	1,945	(404)	1,719	1958	2006	40 years
Falfurrias Nursing and Rehab	(a)	(2)	Falfurias	TX	92	1,065	—	—	92	1,065	(241)	916	1974	2006	40 years
Kleburg County Nursing/Rehab	(a)	(2)	Kingsville	TX	315	3,689	2,732	—	315	6,421	(832)	5,904	1947	2006	40 years
Terry Haven Nursing and Rehab	(a)	(2)	Mount Vernon	TX	180	1,971	—	—	180	1,971	(482)	1,669	2004	2006	40 years
Clarkston Care Center	(a)	(2)	Clarkston	WA	162	7,038	5,518	—	162	12,556	(2,055)	10,663	1970	2006	40 years
Highland Terrace Nursing Center	(a)	(2)	Camas	WA	593	3,921	6,277	—	593	10,198	(1,580)	9,211	1970	2006	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Richland Rehabilitation Center	(a)	(2)	Richland	WA	693	9,307	153	—	693	9,460	(1,824)	8,329	2004	2006	40 years
Evergreen Milton-Freewater Center	(b)	(2)	Milton Freewater	OR	700	5,404	—	—	700	5,404	(1,129)	4,975	1965	2006	40 years
Hillside Living Center	(a)	(2)	Yorkville	IL	560	3,074	(1)	(3)	560	3,070	(697)	2,933	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a)	(2)	Zion	IL	147	5,235	131	(5,513)	—	—	—	—	1970	2006	40 years
Ashford Hall	(a)	(2)	Irving	TX	1,746	11,419	114	(143)	1,746	11,390	(2,279)	10,857	1964	2006	40 years
Belmont Nursing and Rehab Center	(a)	(2)	Madison	WI	480	1,861	6	—	480	1,867	(462)	1,885	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a)	(2)	Cincinnati	OH	125	6,278	448	(340)	123	6,388	(1,542)	4,969	1969	2006	40 years
West Chester Nursing/Rehab Center	(a)	(2)	West Chester	OH	375	5,663	369	(6,407)	—	—	—	—	1965	2006	40 years
Wilmington Nursing/Rehab Center	(a)	(2)	Willmington	OH	125	6,078	673	—	125	6,751	(1,551)	5,325	1951	2006	40 years
Extended Care Hospital of Riverside	(a)	(2)	Riverside	CA	1,091	5,647	(1)	(26)	1,091	5,620	(1,711)	5,000	1967	2006	40 years
Heritage Manor	(a)	(2)	Monterey Park	CA	1,586	9,274	—	(23)	1,586	9,251	(2,495)	8,342	1965	2006	40 years
French Park Care Center	(a)	(2)	Santa Ana	CA	1,076	5,984	596	—	1,076	6,580	(1,325)	6,331	1967	2006	40 years
North Valley Nursing Center	(a)	(2)	Tujunga	CA	614	5,031	—	(25)	614	5,006	(1,206)	4,414	1967	2006	40 years
Brighten at Medford	(a)	(2)	Medford	MA	2,366	6,613	291	(9,270)	—	—	—	—	1978	2007	40 years
Brighten at Ambler	(a)	(2)	Ambler	PA	370	5,112	(653)	—	370	4,459	(824)	4,005	1963	2007	40 years
Brighten at Broomall	(a)	(2)	Broomall	PA	608	3,930	591	—	608	4,521	(922)	4,207	1955	2007	40 years
Brighten at Bryn Mawr	(a)	(2)	Bryn Mawr	PA	708	6,352	1,469	—	708	7,821	(1,428)	7,101	1972	2007	40 years
Brighten at Julia Ribaudo	(a)	(2)	Lake Ariel	PA	369	7,560	730	—	369	8,290	(1,585)	7,074	1980	2007	40 years
Good Samaritan Nursing Home	(a)	(2)	Avon	OH	394	8,856	456	—	394	9,312	(1,854)	7,852	1964	2007	40 years
Belleville Illinois	(a)	(2)	Belleville	IL	670	3,431	—	—	670	3,431	(625)	3,476	1978	2007	40 years
Homestead Various Leases (b)	(a)	(2)		TX	345	4,353	6	—	345	4,358	(796)	3,908		2007	40 years
Byrd Haven Nursing Home	(a)	(2)	Searcy	AR	773	2,413	132	(2,398)	25	895	(420)	500	1961	2008	40 years
Evergreen Arvin Healthcare	(a)	(2)	Arvin	CA	900	4,765	784	—	1,029	5,420	(860)	5,589	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a)	(2)	Bakersfield	CA	1,000	12,154	1,839	—	1,153	13,840	(1,979)	13,014	1987	2008	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Evergreen Lakeport Healthcare	(a)	(2)	Lakeport	CA	1,100	5,237	877	—	1,257	5,957	(967)	6,247	1987	2008	40 years
New Hope Care Center	(a)	(2)	Tracy	CA	1,900	10,294	1,687	—	2,172	11,709	(1,707)	12,174	1987	2008	40 years
Olive Ridge Care Center	(a)	(2)	Oroville	CA	800	8,609	2,298	—	922	10,785	(1,579)	10,128	1987	2008	40 years
Twin Oaks Health & Rehab	(a)	(2)	Chico	CA	1,300	8,398	1,394	—	1,488	9,604	(1,523)	9,569	1988	2008	40 years
Evergreen Health & Rehab	(a)	(2)	LaGrande	OR	1,400	808	307	—	1,591	924	(186)	2,329	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a)	(2)	Bremerton	WA	650	1,366	—	(2,016)	—	—	—	—	1969	2008	40 years
Four Fountains	(a)	(2)	Belleville	IL	989	5,007	—	—	989	5,007	(714)	5,282	1972	2008	40 years
Brookside Health & Rehab	(a)	(2)	Little Rock	AR	751	4,421	1,614	—	751	6,035	(931)	5,855	1969	2008	40 years
Skilcare Nursing Center	(a)	(2)	Jonesboro	AR	417	7,007	148	—	417	7,155	(1,116)	6,456	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a)	(2)	Benton	AR	250	3,170	313	—	250	3,483	(555)	3,178	1968	2008	40 years
Trumann Health & Rehab	(a)	(2)	Trumann	AR	167	3,587	104	—	167	3,691	(565)	3,293	1971	2008	40 years
Deseret at McPherson	(a)	(2)	McPherson	KS	92	1,875	148	—	92	2,023	(282)	1,833	1970	2008	40 years
Mission Nursing Center	(a)	(2)	Riverside	CA	230	1,210	—	—	230	1,210	(187)	1,253	1957	2008	40 years
New Byrd Haven Nursing Home	(a)	(2)	Searcy	AR	—	10,213	630	—	630	10,213	(1,531)	9,312	2009	2009	40 years
Hidden Acres Health Care	(a)	(2)	Mount Pleasant	TN	67	3,313	—	—	67	3,313	(315)	3,065	1979	2010	40 years
Heritage Gardens of Portageville	(a)	(2)	Portageville	MO	224	3,089	—	—	224	3,089	(283)	3,030	1995	2010	40 years
Heritage Gardens of Greenville	(a)	(2)	Greenville	MO	119	2,219	—	—	119	2,219	(208)	2,130	1990	2010	40 years
Heritage Gardens of Senath	(a)	(2)	Senath	MO	109	2,773	266	—	109	3,039	(284)	2,864	1980	2010	40 years
Heritage Gardens of Senath South	(a)	(2)	Senath	MO	73	1,855	—	—	73	1,855	(177)	1,751	1980	2010	40 years
The Carrington	(a)	(2)	Lynchburg	VA	706	4,294	—	—	706	4,294	(359)	4,641	1994	2010	40 years
Arma Care Center	(a)	(2)	Arma	KS	57	2,898	—	—	57	2,898	(258)	2,697	1970	2010	40 years
Yates Center Nursing and Rehab	(a)	(2)	Yates	KS	54	2,990	—	—	54	2,990	(265)	2,779	1967	2010	40 years
Great Bend Health & Rehab Center	(a)	(2)	Great Bend	KS	111	4,589	299	—	111	4,888	(528)	4,471	1965	2010	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Maplewood at Norwalk	(b)	(2)	Norwalk	CT	1,590	1,010	15,793	—	1,590	16,803	(545)	17,848	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a)	(2)	Carrizo Springs	TX	45	1,955	—	—	45	1,955	(189)	1,811	1965	2010	40 years
Wellington Leasehold	(a)	(2)	Wellington	KS	—	—	2,000	—	—	2,000	(236)	1,764	1957	2010	21years
St. James Nursing & Rehab	(a)	(2)	Carrabelle	FL	1,144	8,856	—	—	1,144	8,856	(788)	9,212	2009	2011	40 years
University Manor	(a)	(2)	Cleveland	OH	886	8,695	—	—	886	8,695	(674)	8,907	1982	2011	40 years
Grand Rapids Care Center	(a)	(2)	Grand Rapids	OH	288	1,517	—	—	288	1,517	(121)	1,684	1993	2011	40 years
Bellevue Care Center	(a)	(2)	Bellevue	OH	282	3,440	—	—	282	3,440	(253)	3,469	1988	2011	40 years
Orchard Grove Assisted Living	(b)	(2)	Bellevue	OH	282	3,440	—	—	282	3,440	(253)	3,469	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a)	(2)	Conroe	TX	577	2,091	280	—	577	2,371	(216)	2,732	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a)	(2)	Fredericksburg	TX	327	3,046	30	—	327	3,076	(237)	3,166	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a)	(2)	Jasper	TX	113	2,554	29	—	113	2,583	(187)	2,509	1972	2011	40 years
Legacy Park Community Living Center	(a)	(2)	Peabody	KS	33	1,267	463	—	33	1,730	(104)	1,659	1963	2011	40 years
Oak Manor Nursing and Rehabilitation	(a)	(2)	Commerce	TX	225	1,868	444	—	225	2,312	(184)	2,353	1963	2011	40 years
Loma Linda Healthcare	(a)	(2)	Moberly	MO	913	4,557	6	—	913	4,563	(357)	5,119	1987	2011	40 years
Transitions Healthcare Gettysburg	(a)	(2)	Gettysburg	PA	242	5,858	347	—	242	6,205	(427)	6,020	1950	2011	40 years
Maplewood at Darien	(b)	(2)	Darien	CT	2,430	3,070	12,263	—	2,430	15,333	(601)	17,162	2012	2011	40 years
Scranton Healthcare Center	(a)	(2)	Scranton	PA	1,120	5,537	—	—	1,120	5,537	(314)	6,343	2002	2011	40 years
Burford Manor	(a)	(2)	Davis	OK	80	3,220	—	—	80	3,220	(186)	3,114	1969	2011	40 years
Care Meridian Cowan Heights	(h)	(2)	Santa Ana	CA	220	1,129	—	—	220	1,129	(74)	1,275	1989	2011	40 years
Care Meridian La Habra Heights	(h)	(2)	La Habra	CA	200	1,339	—	—	200	1,339	(86)	1,453	1990	2011	40 years
Care Meridian Oxnard	(h)	(2)	Oxnard	CA	100	1,219	—	—	100	1,219	(80)	1,239	1994	2011	40 years
Care Meridian Marin	(h)	(2)	Fairfax	CA	320	2,149	—	—	320	2,149	(131)	2,338	2000	2011	40 years
Care Meridian Artesia	(h)	(2)	Artesia	CA	180	1,389	—	—	180	1,389	(89)	1,480	2002	2011	40 years
Care Meridian Las Vegas	(a)	(2)	Las Vegas	NV	760	7,776	324	—	760	8,100	(463)	8,397	2004	2011	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Bath Creek		(2)	Cuyahoga Falls	OH	—	—	—	—	—	—	—	—	2013	2012	40 years
Astoria Health and Rehab	(a)	(2)	Germantown	OH	330	2,170	278	—	330	2,448	(138)	2,640	1996	2012	40 years
North Platte Care Centre	(a)/(b)	(2)	North Platte	NE	237	2,129	77	—	237	2,206	(158)	2,285	1984	2012	40 years
Fair Oaks Care Centre	(b)	(2)	Shenandoah	IA	68	402	—	—	68	402	(21)	449	1997	2012	40 years
Crest Haven Care Centre	(a)	(2)	Creston	IA	72	1,467	117	—	72	1,584	(84)	1,572	1964	2012	40 years
Premier Estates Rock Rapids	(b)	(2)	Rock Rapids	IA	83	2,282	—	—	83	2,282	(119)	2,246	1998	2012	40 years
Rock Rapids Care Centre	(a)	(2)	Rock Rapids	IA	113	2,349	151	—	113	2,500	(127)	2,486	1976	2012	40 years
Elmwood Care Centre	(a)/(b)	(2)	Onawa	IA	227	1,733	190	—	227	1,923	(114)	2,036	1961	2012	40 years
Sunny Knoll Care Centre	(a)	(2)	Rockwell City	IA	62	2,092	—	—	62	2,092	(110)	2,044	1966	2012	40 years
New Hampton Care Centre	(a)	(2)	New Hampton	IA	144	2,739	31	—	144	2,770	(155)	2,759	1967	2012	40 years
Monte Siesta	(a)	(2)	Austin	TX	770	5,230	—	—	770	5,230	(275)	5,725	1964	2012	40 years
Silver Pines	(a)	(2)	Bastrop	TX	480	3,120	—	—	480	3,120	(205)	3,395	1987	2012	40 years
Spring Creek	(a)	(2)	Beaumont	TX	300	700	—	—	300	700	(45)	955	1969	2012	40 years
Riverview	(a)	(2)	Boerne	TX	480	3,470	300	—	780	3,470	(216)	4,034	1994	2012	40 years
Bluebonnet	(a)	(2)	Karnes City	TX	420	3,130	—	—	420	3,130	(206)	3,344	1994	2012	40 years
Cottonwood	(a)	(2)	Denton	TX	240	2,060	—	—	240	2,060	(119)	2,181	1969	2012	40 years
Regency Manor	(a)	(2)	Floresville	TX	780	6,120	—	—	780	6,120	(365)	6,535	1995	2012	40 years
DeLeon	(a)	(2)	DeLeon	TX	200	2,800	—	—	200	2,800	(154)	2,846	1974	2012	40 years
Spring Oaks	(a)	(2)	Lampasas	TX	360	4,640	—	—	360	4,640	(268)	4,732	1990	2012	40 years
Lynwood	(a)	(2)	Levelland	TX	300	3,800	—	—	300	3,800	(245)	3,855	1990	2012	40 years
Sienna	(a)	(2)	Odessa	TX	350	8,050	—	—	350	8,050	(417)	7,983	1974	2012	40 years
Deerings	(a)	(2)	Odessa	TX	280	8,420	140	—	280	8,560	(444)	8,396	1975	2012	40 years
Terrace West	(a)	(2)	Midland	TX	440	5,860	—	—	440	5,860	(332)	5,968	1975	2012	40 years
Lake Lodge	(a)	(2)	Lake Worth	TX	650	4,610	—	—	650	4,610	(267)	4,993	1977	2012	40 years
Nolan	(a)	(2)	Sweetwater	TX	190	4,210	—	—	190	4,210	(274)	4,126	2010	2012	40 years
Langdon Hall	(b)	(2)	Bradenton	FL	390	4,546	180	—	390	4,726	(233)	4,883	1985	2012	40 years
Mount Washington Residence	(b)	(2)	Eau Claire	WI	1,040	1,460	352	—	1,040	1,812	(93)	2,759	1930	2012	40 years
Highlands Nursing and Rehabilitation Center	(a)	(2)	Louisville	KY	441	9,484	127	—	441	9,611	(381)	9,671	1977	2012	40 years
Seven Oaks Nursing & Rehabilitation	(a)	(2)	Glendale	WI	1,620	5,980	—	—	1,620	5,980	(202)	7,398	1994	2012	40 years
Nesbit Living and Recovery Center	(a)	(2)	Seguin	TX	600	4,400	—	—	600	4,400	(168)	4,832	1958	2012	40 years
The Harbor House of Ocala	(b)	(2)	Dunnellon, FL	FL	690	3,510	285	—	690	3,795	(127)	4,358	1993	2012	40 years
The Harmony House at Ocala	(b)	(2)	Ocala, FL	FL	500	2,800	37	—	500	2,837	(93)	3,244	1984	2012	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
The Haven House at Ocala	(b)	(2)	Dunnellon, FL	FL	490	2,610	98	—	490	2,708	(88)	3,110	1991	2012	40 years
Seaside Manor Ormond Beach	(b)	(2)	Ormond Beach, FL	FL	630	2,870	80	—	630	2,950	(107)	3,473	1996	2012	40 years
Fountain Lake	(a)	(2)	Hot Springs	AR	—	—	166	—	—	166	(5)	161	2007	2008	40 years
Northridge Healthcare/Rehab	(a)	(2)	Little Rock	AR	465	3,012	55	(3,532)	—	—	—	—	1969	2005	40 years

Unencumbered Guarantors subtotal					81,604	675,605	94,612	(69,437)	75,217	707,167	(110,868)	671,517

Raton Nursing and Rehab Center	(a)	(3)	Raton	NM	128	1,509	47	—	128	1,556	(544)	1,140	1985	2005	40 years
Red Rocks Care Center	(a)	(3)	Gallup	NM	329	3,953	17	—	329	3,970	(1,101)	3,198	1978	2005	40 years
Heritage Villa Nursing/Rehab	(a)	(3)	Dayton	TX	18	436	9	—	18	445	(140)	323	1964	2005	40 years
Wellington Oaks Nursing/Rehab	(a)	(3)	Ft. Worth	TX	137	1,147	(9)	—	137	1,138	(373)	902	1963	2005	40 years
Blanco Villa Nursing and Rehab	(a)	(3)	San Antonio	TX	342	1,931	971	—	342	2,902	(762)	2,482	1969	2005	40 years
Forest Hill Nursing Center	(a)	(3)	Ft. Worth	TX	88	1,764	—	(1,852)	—	—	—	—		2005	40 years
Garland Nursing and Rehab	(a)	(3)	Garland	TX	57	1,058	1,358	—	57	2,416	(452)	2,021	1964	2005	40 years
Hillcrest Nursing and Rehab	(a)	(3)	Wylie	TX	210	2,684	528	—	210	3,212	(750)	2,672	1975	2005	40 years
Mansfield Nursing and Rehab	(a)	(3)	Mansfield	TX	487	2,143	(18)	—	487	2,125	(615)	1,997	1964	2005	40 years
Westridge Nursing and Rehab	(a)	(3)	Lancaster	TX	626	1,848	(16)	—	626	1,832	(570)	1,888	1973	2005	40 years
Brownwood Nursing and Rehab	(a)	(3)	Brownwood	TX	140	3,464	1,502	—	140	4,966	(1,002)	4,104	1968	2005	40 years
Irving Nursing and Rehab	(a)	(3)	Irving	TX	137	1,248	(10)	—	137	1,238	(376)	999	1972	2005	40 years
North Pointe Nursing and Rehab	(a)	(3)	Watauga	TX	1,061	3,846	—	—	1,061	3,846	(996)	3,911	1999	2005	40 years
Evergreen Foothills Center	(a)	(3)	Phoenix	AZ	500	4,538	—	—	500	4,538	(1,515)	3,523	1997	2005	40 years
Evergreen Sun City Center	(a)	(3)	Sun City	AZ	476	5,698	60	—	476	5,758	(1,566)	4,668	1985	2005	40 years
Sunset Gardens at Mesa	(b)	(3)	Mesa	AZ	123	1,641	(14)	—	123	1,627	(424)	1,326	1974	2005	40 years
Evergreen Mesa Christian Center	(a)	(3)	Mesa	AZ	466	6,231	(47)	(615)	466	5,569	(1,724)	4,311	1973	2005	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
San Juan Rehab and Care Center	(a)	(3)	Anacortes	WA	625	1,185	2,041	—	625	3,226	(853)	2,998	1965	2005	40 years
Pomona Vista Alzheimer’s Center	(a)	(3)	Ponoma	CA	403	955	—	—	403	955	(279)	1,079	1959	2005	40 years
Rose Convalescent Hospital	(a)	(3)	Baldwin Park	CA	1,308	486	—	—	1,308	486	(165)	1,629	1963	2005	40 years
Evergreen Nursing/Rehab Center	(a)	(3)	Effingham	IL	317	3,462	—	—	317	3,462	(913)	2,866	1974	2005	40 years
Doctors Nursing and Rehab Center	(a)	(3)	Salem	IL	125	4,664	900	—	125	5,564	(1,288)	4,401	1972	2005	40 years
Willis Nursing and Rehab	(a)	(3)	Willis	TX	212	2,407	—	—	212	2,407	(526)	2,093	1975	2006	40 years
Douglas Rehab and Care Center	(a)	(3)	Matoon	IL	250	2,391	1,292	(13)	250	3,670	(569)	3,351	1963	2006	40 years
Villa Rancho Bernardo Care Center	(a)	(3)	San Diego	CA	1,425	9,653	65	(57)	1,425	9,661	(2,015)	9,071	1994	2006	40 years
Austin Nursing Center	(a)	(3)	Austin	TX	1,501	4,505	2,319	—	1,501	6,824	(960)	7,365	2007	2007	40 years
Dove Hill Care Center and Villas	(a)	(3)	Hamilton	TX	58	5,781	—	—	58	5,781	(1,026)	4,813	1998	2007	40 years
Evergreen Health & Rehab of Petaluma	(a)	(3)	Petaluma	CA	749	2,460	—	—	749	2,460	(463)	2,746	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a)	(3)	Carson City	NV	3,455	5,942	—	—	3,455	5,942	(804)	8,593	1977	2009	40 years
Maplewood at Orange	(b)	(3)	Orange	CT	1,134	11,155	2,132	—	1,134	13,287	(1,108)	13,313	1999	2010	40 years
Lakewood Senior Living of Pratt	(a)	(3)	Pratt	KS	19	503	312	—	19	815	(59)	775	1964	2011	40 years
Lakewood Senior Living of Seville	(a)	(3)	Wichita	KS	94	897	151	—	94	1,048	(96)	1,046	1977	2011	40 years
Lakewood Senior Living of Haviland	(a)	(3)	Haviland	KS	112	649	16	—	112	665	(63)	714	1971	2011	40 years
Maplewood at Newtown	(b)	(3)	Newtown	CT	4,942	7,058	3,333	—	6,314	9,019	(719)	14,614	2000	2011	40 years
Crawford Manor	(a)	(3)	Cleveland	OH	120	3,080	—	—	120	3,080	(192)	3,008	1994	2011	40 years
Amberwood Manor Nursing Home Rehabilitation	(a)	(3)	New Philadelphia	PA	451	3,264	—	—	451	3,264	(188)	3,527	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a)	(3)	Coroapolis	PA	1,546	10,018	—	—	1,546	10,018	(578)	10,986	1983	2011	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Dunmore Healthcare Group	(a)	(3)	Dunmore	PA	398	6,813	—	—	398	6,813	(397)	6,814	2002	2011	40 years
Eagle Creek Healthcare Group	(a)	(3)	West Union	OH	1,056	5,774	20	—	1,056	5,794	(335)	6,515	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a)	(3)	New Castle	PA	393	8,246	—	—	393	8,246	(482)	8,157	1982	2011	40 years
Indian Hills Health & Rehabilitation Center	(a)	(3)	Euclid	OH	853	8,425	—	—	853	8,425	(486)	8,792	1989	2011	40 years
Milcrest Nursing Center	(a)	(3)	Marysville	OH	736	2,169	—	—	736	2,169	(128)	2,777	1968	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a)	(3)	Colby	KS	569	2,799	—	—	569	2,799	(158)	3,210	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a)	(3)	Kensington	KS	280	1,419	—	—	280	1,419	(85)	1,614	1967	2011	40 years
Deseret Nursing & Rehabilitation at Onaga	(a)	(3)	Onaga	KS	87	2,866	—	—	87	2,866	(162)	2,791	1959	2011	40 years
Deseret Nursing & Rehabilitation at Oswego	(a)	(3)	Oswego	KS	183	840	—	—	183	840	(52)	971	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a)	(3)	Smith Center	KS	106	1,650	—	—	106	1,650	(96)	1,660	1960	2011	40 years
Sandalwood Healthcare	(a)	(3)	Little Rock	AR	1,040	3,710	866	—	1,040	4,576	(295)	5,321	1996	2011	40 years
Gardnerville Health and Rehab	(a)	(3)	Gardnerville	NV	1,238	3,562	—	—	1,238	3,562	(191)	4,609	2000	2012	40 years
Aviv Asset Management	(d)	(3)	Chicago	IL	—	—	1,209	—	—	1,209	(410)	799			40 years

Encumbered Guarantors subtotal					31,110	173,927	19,034	(2,537)	32,394	189,140	(29,048)	192,486

Little Rock Health and Rehab	(a)	(4)	Little Rock	AR	471	4,779	7,613	(12,863)	—	—	—	—	1971	2009	40 years
Community Care and Rehab	(a)	(4)	Riverside	CA	1,648	9,852	—	—	1,648	9,852	(1,039)	10,461	1965	2010	40 years
Rivercrest Specialty Hospital	(i)	(4)	Mishawaka	IN	328	8,072	—	—	328	8,072	(374)	8,026	1991	2012	40 years
Safe Haven Hospital and Care Center	(a)	(4)	Pocatello	ID	470	5,530	835	—	470	6,365	(267)	6,568	1970	2012	40 years
Care Meridian Pleasanton	(h)	(4)	Pleasanton	CA	411	751	1,475	—	411	2,226	(59)	2,578	2012	2012	40 years
Inola Health Care Center	(a)	(4)	Inola	OK	520	2,480	—	—	520	2,480	(88)	2,913	1990	2012	40 years
Avondale Cottage of Pryor	(b)	(4)	Pryor	OK	100	400	—	—	100	400	(12)	489	2000	2012	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
The Woodlands at Robinson	(a)	(4)	Ravenna	OH	660	6,940	—	—	660	6,940	(217)	7,383	2000	2012	40 years
Texan Nursing & Rehab of Gonzales	(a)	(4)	Gonzales	TX	560	1,840	182	—	560	2,022	(41)	2,541	1963	2013	40 years
Knox and Winamac Community Health Center	(j)	(4)	Knox	IN	137	1,063	—	—	137	1,063	(18)	1,182	2008	2013	40 years
Diplomate Healthcare	(a)	(4)	North Royalton	OH	1,330	13,020	—	—	1,330	13,020	(242)	14,108	1979	2013	40 years
Warr Acres Nursing Center	(a)	(4)	Oklahoma City	OK	580	2,420	—	—	580	2,420	(50)	2,950	1971	2013	40 years
Windsor Hills Nursing Center	(a)	(4)	Oklahoma City	OK	370	2,830	—	—	370	2,830	(61)	3,139	1967	2013	40 years
Twinbrook Nursing & Rehab	(a)	(4)	Louisville	KY	880	8,120	—	—	880	8,120	(104)	8,896	1960	2013	40 years
Oakcreek Nursing and Rehab	(a)	(4)	Luling	TX	272	3,178	—	—	272	3,178	(38)	3,412	1972	2013	40 years
Heart of Florida	(b)	(4)	Haines City	FL	510	2,990	—	—	510	2,990	(22)	3,478	1954	2013	40 years
Tender Loving Care	(b)	(4)	Lakeland	FL	330	2,270	—	—	330	2,270	(17)	2,583	1980	2013	40 years
Tangerine Cove	(b)	(4)	Brooksville	FL	702	6,198	—	—	702	6,198	(45)	6,855	1925	2013	40 years
Mercy Franciscan at Schroder	(a)	(4)	Hamilton	OH	1,066	8,862	—	—	1,066	8,862	(68)	9,860	1971	2013	40 years
Mercy Providence Retirement	(a)	(4)	New Albany	IN	1,152	15,578	—	—	1,152	15,578	(113)	16,617	1999	2013	40 years
Mercy Siena Retirement	(a)	(4)	Dayton	OH	1,158	3,455	—	—	1,158	3,455	(28)	4,585	1966	2013	40 years
Mercy St. Theresa	(a)	(4)	Cincinnati	OH	1,287	3,341	—	—	1,287	3,341	(27)	4,601	1929	2013	40 years
Echo Manor	(a)	(4)	Pickerington	OH	550	9,810	—	—	550	9,810	(49)	10,311	1978	2013	40 years
Oak Pavillion Nursing Home	(a)	(4)	Cincinnati	OH	530	12,260	—	—	530	12,260	(63)	12,727	1967	2013	40 years
Park View Nursing Center	(a)	(4)	Edgerton	OH	390	5,050	—	—	390	5,050	(26)	5,414	1920	2013	40 years
Summit’s Trace Nursing Home	(a)	(4)	Columbus	OH	2,070	10,340	—	—	2,070	10,340	(55)	12,355	1964	2013	40 years
Yell County Nursing Home	(a)	(4)	Ola	AR	78	1,085	—	—	78	1,085	(6)	1,157	1965	2013	40 years
Doctors Neuro Hospital	(k)	(4)	Bremen	IN	400	8,900	—	—	400	8,900	(19)	9,281	1988	2013	40 years
Heather Hill	(a)	(4)	Chardon	OH	1,650	13,865	—	—	1,650	13,865	(34)	15,481	1955	2013	40 years
Liberty Assisted Living	(b)	(4)	Chardon	OH	630	9,585	—	—	630	9,585	(22)	10,193	1999	2013	40 years
Heather Hill LTACH	(i)	(4)	Chardon	OH	1,100	8,770	—	—	1,100	8,770	(19)	9,851	1955	2013	40 years
The Village at Richardson	(a)	(4)	Richardson	TX	1,470	11,530	—	—	1,470	11,530	—	13,000	1980	2013	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Helia Healthcare of Champaign	(a)	(4)	Champaign	IL	350	2,450	—	—	350	2,450	—	2,800	1961	2013	40 years
Helia Healthcare of Energy	(a)	(4)	Energy	IL	100	3,300	—	—	100	3,300	—	3,400	1971	2013	40 years
Helia Healthcare of W. Franklin	(a)	(4)	West Frankfort	IL	50	750	—	—	50	750	—	800	1973	2013	40 years
Fort Stockton Nursing Center	(a)	(4)	Fort Stockton	TX	480	2,870	—	—	480	2,870	—	3,350	1992	2013	40 years
Pinehurst Park Terrace	(a)	(4)	Seattle	WA	—	360	—	(360)	—	—	—	—		2005	40 years
North Richland Hills	(a)	(4)	North Richland Hills	TX	980	—	5,068	(6,048)	—	—	—	—		2005	40 years
Skagit Aviv		(4)	Mt. Vernon	WA	—	—	422	(422)	—	—	—	—			40 years

Non-Guarantors subtotal					25,770	214,894	15,595	(19,693)	24,319	212,247	(3,222)	233,344

Maplewood at Danbury	(b)	(5)	Danbury	CT	1,919	14,081	—	—	1,919	14,081	(625)	15,375	1968	2012	40 years

Non-Guarantors, HUD Loan subtotal					1,919	14,081	—	—	1,919	14,081	(625)	15,375

					$140,403	$1,078,507	$129,303	$(91,667)	$133,849	$1,122,697	$(143,769)	$1,112,778

Assets under direct financing leases
Description	Type of Asset	Encumbrances	City	State	Initial Cost to Company	Accretion/ Amortization	Impairment/ Dispositions	Assets Under Direct Financing Leases	Net	Year of Construction	Date Acquired
Fountain Lake	(a)	(2)	Hot Springs	AR	10,419	756	—	$11,175	11,175	2007	2008

					$10,419	$756	$—	$11,175	$11,175

Development Properties

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Construction in Progress	Land	Buildings & Improvements	Accumulated Depreciation	Construc tion in Progress and Land Held for Develop ment	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Houston Nursing and Rehab	(a)	(2)	Houston	TX	228	2,452	—	88	228	2,452	(508)	88	2,260	1976	2006	40 years
Deseret at Mansfield	(b)	(2)	Mansfield	OH	146	2,686	20	160	146	2,706	(523)	160	2,489	1980	2006	40 years
Chatham Acres Nursing Home	(a)	(2)	Chatham	PA	203	1,997	—	9,734	203	1,997	(1,997)	9,734	9,937	1873	2011	40 years
Care Meridian Escondido	(h)	(2)	Escondido	CA	170	1,139	—	51	170	1,139	(76)	51	1,284	1990	2011	40 years
Care Meridian Fresno-Marks	(h)	(2)	Fresno	CA	270	1,709	—	50	270	1,709	(109)	50	1,920	1990	2011	40 years
Care Meridian Sacramento	(h)	(2)	Elk Grove	CA	220	1,649	—	84	220	1,649	(106)	84	1,847	1992	2011	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2013 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Construction in Progress	Land	Buildings & Improvements		Accumulated Depreciation	Construc tion in Progress and Land Held for Develop ment	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Care Meridian Santiago Canyon	(h)	(2)	Silverado	CA	550	1,039	—	51	550	1,039		(76)	51	1,564	1999	2011	40 years
Care Meridian Gilroy	(h)	(2)	Gilroy	CA	1,089	1,759	—	58	1,089	1,759		(112)	58	2,794	2000	2011	40 years
Eagle Lake Nursing and Rehabilitation	(e)	(2)	Eagle Lake	TX	93	—	—	5,565	—	—		—	5,658	5,658	2013	2012	40 years
Care Meridian Granite Bay	(h)	(4)	Granite Bay	CA	540	435	—	624	540	435		(14)	624	1,585	1978	2012	40 years
Bethel	(c)	(4)	Bethel	CT	2,400	—	—	3,415	—	—		—	5,815	5,815		2013	40 years
Care Meridian Chatsworth	(h)	(4)	Chatsworth	CA	416	281	—	364	416	281		(5)	364	1,056	2013	2013	40 years
Care Meridian Northridge	(h)	(4)	Northridge	CA	469	310	—	555	469	310		(6)	555	1,328	2013	2013	40 years

					$6,794	$15,457	$20	$20,799	$4,301	$15,476		$(3,533)	$23,292	$39,536

							GRAND TOTAL		$138,150	$1,138,173	$11,175	$(147,302)	$23,292	$1,163,488

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Devlopmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2013 is $1.1 billion (unaudited).
(h)	Traumatic Brain Injury Center (TBIs)
(i)	Long Term Acute Care
(j)	Medical Office Building
(k)	Hospital

Encumbrances:

(1)	Issuer
(2)	Unencumbered guarantors
(3)	Encumbered guarantors
(4)	Non guarantors
(5)	Non guarantor, HUD loan

	For the Years Ended December 31,
	2013	2012	2011
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,102,832	$919,383	$703,049
Additions during the period:
Acquisitions	199,789	184,326	186,078
Development of rental properties and capital expenditures	28,415	42,448	36,687
Dispositions:
Sale of assets	(19,746)	(32,208)	(339)
Impairment (i)	(500)	(11,117)	(6,092)

Balance at end of period	$1,310,790	$1,102,832	$919,383

Accumulated depreciation:
Balance at beginning of period	$119,371	$96,796	75,949
Additions during the period:
Depreciation expense	33,144	26,810	20,847
Dispositions:
Sale of assets	(5,213)	(4,235)	—

Balance at end of period	$147,302	$119,371	$96,796

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.