Form 10-Q
period 2014-03-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2014-05-08
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, Aviv REIT, Inc. had 47,162,332 shares of common stock outstanding, $0.01 par value per share. As of April 30, 2014, Aviv Healthcare Properties Limited Partnership had 11,485,939 OP units outstanding.

EXPLANATORY NOTE

This combined Quarterly Report on Form 10-Q is being filed by Aviv REIT, Inc., or AVIV, and Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to AVIV and AVIV’s controlled subsidiaries and the Partnership and the Partnership’s controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented.

AVIV is a real estate investment trust, or REIT, and the sole general partner of the Partnership. The Partnership’s capital is comprised of units of beneficial interest, or OP units. As of March 31, 2014, AVIV owned 76.7% of the economic interest in the Partnership, with the remaining interest being owned by other investors. The other investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

The Company believes combining the Quarterly Reports on Form 10-Q of AVIV and the Partnership into this single report provides the following benefits:

•	enhances investors’ understanding of AVIV and the Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure in this report applies to both AVIV and the Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates AVIV and the Partnership as one business. The management of AVIV consists of the same employees as the management of the Partnership.

The Company believes it is important for investors to understand the few differences between AVIV and the Partnership in the context of how AVIV and the Partnership operate as a consolidated company. AVIV is a REIT, whose only material asset is its ownership of OP units of the Partnership. As a result, AVIV does not conduct business itself, other than acting as the sole general partner of the Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Partnership. AVIV has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Partnership. The Partnership indirectly holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by AVIV, which are contributed to the Partnership in exchange for OP units, the Partnership generates all remaining capital required by the Company’s business. The sources of the remaining capital include the operations of the Partnership’s direct and indirect subsidiaries, its direct or indirect incurrence of indebtedness, and the issuance of OP units.

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. The Partnership’s capital consists of OP units that are owned by AVIV and the other investors. AVIV’s stockholders’ equity consists of common stock, additional paid in capital and retained earnings (accumulated deficit). The OP units held by the other investors in the Partnership are presented as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There was no difference between the assets and liabilities or net income of AVIV and the Partnership as of March 31, 2014.

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

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 of Aviv REIT, Inc. (unaudited)	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	5

Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2014 of Aviv REIT, Inc. (unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	7

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	9

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	10

Consolidated Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2014 of Aviv Healthcare Properties Limited Partnership (unaudited)	11

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	12

Notes to Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 6. Exhibits	46

SIGNATURES	47

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AVIV REIT, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands except share data)

	March 31, 2014	December 31, 2013
Assets
Income producing property
Land	$152,257	$138,150
Buildings and improvements	1,246,021	1,138,173
Assets under direct financing leases	11,207	11,175

	1,409,485	1,287,498
Less accumulated depreciation	(156,371)	(147,302)
Construction in progress and land held for development	12,781	23,292

Net real estate	1,265,895	1,163,488
Cash and cash equivalents	19,305	50,764
Straight-line rent receivable, net	42,215	40,580
Tenant receivables, net	1,351	1,647
Deferred finance costs, net	15,675	16,643
Secured loan receivables, net	40,855	41,686
Other assets	14,516	15,625

Total assets	$1,399,812	$1,330,433

Liabilities and equity
Secured loan	$13,596	$13,654
Unsecured notes payable	652,642	652,752
Line of credit	98,000	20,000
Accrued interest payable	10,833	15,284
Dividends and distributions payable	17,762	17,694
Accounts payable and accrued expenses	8,587	10,555
Tenant security and escrow deposits	21,430	21,586
Other liabilities	10,868	10,463

Total liabilities	833,718	761,988
Equity:
Stockholders’ equity
Common stock (par value $0.01; 37,887,400 and 37,593,910 shares issued and outstanding, as of March 31, 2014 and December 31, 2013, respectively)	379	376
Additional paid-in-capital	528,440	523,658
Accumulated deficit	(94,625)	(89,742)

Total stockholders’ equity	434,194	434,292
Noncontrolling interests—operating partnership	131,900	134,153

Total equity	566,094	568,445

Total liabilities and equity	$1,399,812	$1,330,433

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands except share and per share data)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$40,423	$33,640
Interest on secured loans and financing lease	1,086	1,059
Interest and other income	367	2

Total revenues	41,876	34,701
Expenses
Interest expense incurred	12,122	12,444
Amortization of deferred financing costs	981	901
Depreciation and amortization	9,509	7,998
General and administrative	5,394	13,838
Transaction costs	1,544	236
Loss on impairment	862	—
Reserve for uncollectible secured loans and other receivables	3	14
Loss (gain) on sale of assets, net	4	(264)
Loss on extinguishment of debt	—	10,974

Total expenses	30,419	46,141

Net income (loss)	11,457	(11,440)
Net (income) loss allocable to noncontrolling interests—operating partnership	(2,684)	3,963

Net income (loss) allocable to common stockholders	$8,773	$(7,477)

Earnings per common share:
Basic:
Net income (loss) allocable to common stockholders	$0.23	$(0.33)
Diluted:
Net income (loss) allocable to common stockholders	$0.22	$(0.33)
Weighted average common shares outstanding:
Basic	37,696,039	22,521,450
Diluted	50,934,664	23,184,696
Dividends declared per common share	$0.36	$0.30

See accompanying notes.

AVIV REIT, INC.

Consolidated Statement of Changes in Equity

(unaudited)

(in thousands except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In-	Accumulated	Total Stockholders’	Noncontrolling Interests- Operating	Total
	Shares	Amount	Capital	Deficit	Equity	Partnership	Equity
Balance at January 1, 2014	37,593,910	$376	$523,658	$(89,742)	$434,292	$134,153	$568,445
Non-cash stock-based compensation		—	1,121	—	1,121	—	1,121
Shares issued for settlement of management vested stock and exercised stock options, net	189,019	2	3,018	—	3,020	—	3,020
Distributions to partners	—	—	—	—	—	(4,144)	(4,144)
Capital contributions	—	—	—	—	—	15	15
Cost of raising capital	—	—	(164)	—	(164)	—	(164)
Dividends to stockholders	—	—	—	(13,656)	(13,656)	—	(13,656)
Conversion of OP Units	104,471	1	1,205	—	1,206	(1,206)	—
Adjustment of noncontrolling interests-operating partnership ownership			(398)	—	(398)	398	—
Net income	—	—	—	8,773	8,773	2,684	11,457

Balance at March 31, 2014	37,887,400	$379	$528,440	$(94,625)	$434,194	$131,900	$566,094

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$11,457	$(11,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,509	7,998
Amortization of deferred financing costs	981	901
Accretion of debt premium	(130)	(122)
Straight-line rental income, net	(1,636)	(2,733)
Rental income from intangible amortization, net	(268)	(366)
Non-cash stock-based compensation	1,121	10,356
Loss (gain) on sale of assets, net	4	(264)
Non-cash loss on extinguishment of debt	—	5,161
Loss on impairment	862	—
Reserve for uncollectible secured loan and other receivables	3	14
Changes in assets and liabilities:
Tenant receivables	293	(1,971)
Other assets	975	409
Accounts payable and accrued expenses	(7,564)	(8,595)
Tenant security deposits and other liabilities	637	(3,315)

Net cash provided by (used in) operating activities	16,244	(3,967)
Investing activities
Purchase of real estate	(104,420)	—
Proceeds from sales of real estate	496	1,754
Capital improvements	(1,844)	(4,905)
Development projects	(5,696)	(1,824)
Secured loan receivables received from others	2,392	1,248
Secured loan receivables funded to others	(1,561)	(2,331)

Net cash used in investing activities	(110,633)	(6,058)

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Financing activities
Borrowings of debt	$78,000	$100,000
Repayment of debt	(39)	(305,569)
Payment of financing costs	(169)	(5,122)
Capital contributions	15	361
Initial public offering proceeds	—	303,600
Cost of raising capital	(164)	(25,249)
Shares issued for settlement of management vested stock and exercised stock options, net	3,020	—
Cash distributions to partners	(4,182)	(7,400)
Cash dividends to stockholders	(13,551)	(21,224)

Net cash provided by financing activities	62,930	39,397

Net (decrease) increase in cash and cash equivalents	(31,459)	29,372
Cash and cash equivalents:
Beginning of period	50,764	17,876

End of period	$19,305	$47,248

Supplemental cash flow information
Cash paid for interest	$16,975	$22,043
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$13,656	$758
Accrued distributions payable to partners	$4,106	$239
Write-off of deferred financing costs, net	$—	$5,161
Accrued capital improvement loan receivables	$—	$1,941

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets

(unaudited)

(in thousands)

	March 31, 2014	December 31, 2013
Assets
Income producing property
Land	$152,257	$138,150
Buildings and improvements	1,246,021	1,138,173
Assets under direct financing leases	11,207	11,175

	1,409,485	1,287,498
Less accumulated depreciation	(156,371)	(147,302)
Construction in progress and land held for development	12,781	23,292

Net real estate	1,265,895	1,163,488
Cash and cash equivalents	19,305	50,764
Straight-line rent receivable, net	42,215	40,580
Tenant receivables, net	1,351	1,647
Deferred finance costs, net	15,675	16,643
Secured loan receivables, net	40,855	41,686
Other assets	14,516	15,625

Total assets	$1,399,812	$1,330,433

Liabilities and partners’ capital
Secured loan	$13,596	$13,654
Unsecured loans	652,642	652,752
Line of credit	98,000	20,000
Accrued interest payable	10,833	15,284
Dividends and distributions payable	17,762	17,694
Accounts payable and accrued expenses	8,587	10,555
Tenant security and escrow deposits	21,430	21,586
Other liabilities	10,868	10,463

Total liabilities	833,718	761,988
Partners’ capital:
Partners’ capital	566,094	568,445

Total liabilities and partners’ capital	$1,399,812	$1,330,433

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations

(unaudited)

(in thousands except unit and per unit data)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental income	$40,423	$33,640
Interest on secured loans and financing lease	1,086	1,059
Interest and other income	367	2

Total revenues	41,876	34,701
Expenses
Interest expense incurred	12,122	12,444
Amortization of deferred financing costs	981	901
Depreciation and amortization	9,509	7,998
General and administrative	5,394	13,838
Transaction costs	1,544	236
Loss on impairment	862	—
Reserve for uncollectible secured loans and other receivables	3	14
Loss (gain) on sale of assets, net	4	(264)
Loss on extinguishment of debt	—	10,974

Total expenses	30,419	46,141

Net income (loss)	$11,457	$(11,440)

Earnings per unit:
Basic:
Net income (loss) allocable to units	$0.23	$(0.33)
Diluted:
Net income (loss) allocable to units	$0.22	$(0.33)
Weighted average units outstanding:
Basic	49,228,669	23,184,696
Diluted	50,934,664	23,184,696
Distributions declared per unit	$0.36	$0.30

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statement of Changes in Partners’ Capital

(unaudited)

(in thousands)

Partners’ Capital
Balance at January 1, 2014	$568,445
Non-cash stock (unit)-based compensation	1,121
Units issued for settlement of management vested units and exercised unit options, net	3,020
Distributions to partners	(17,800)
Capital contributions	15
Cost of raising capital	(164)
Net income	11,457

Balance at March 31, 2014	$566,094

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income (loss)	$11,457	$(11,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,509	7,998
Amortization of deferred financing costs	981	901
Accretion of debt premium	(130)	(122)
Straight-line rental income, net	(1,636)	(2,733)
Rental income from intangible amortization, net	(268)	(366)
Non-cash stock (unit)-based compensation	1,121	10,356
Loss (gain) on sale of assets, net	4	(264)
Non-cash loss on extinguishment of debt	—	5,161
Loss on impairment	862	—
Reserve for uncollectible loans and other receivables	3	14
Changes in assets and liabilities:
Due to related parties	—	(6,499)
Tenant receivables	293	(1,971)
Other assets	975	409
Accounts payable and accrued expenses	(7,564)	(8,751)
Tenant security deposits and other liabilities	637	(3,443)

Net cash provided by (used in) operating activities	16,244	(10,750)
Investing activities
Purchase of real estate	(104,420)	—
Proceeds from sales of real estate	496	1,754
Capital improvements	(1,844)	(4,905)
Development projects	(5,696)	(1,824)
Secured loan receivables received from others	2,392	1,248
Secured loan receivables funded to others	(1,561)	(2,331)

Net cash used in investing activities	(110,633)	(6,058)

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Financing activities
Borrowings of debt	$78,000	$100,000
Repayment of debt	(39)	(305,569)
Payment of financing costs	(169)	(5,122)
Capital contributions	15	361
Initial public offering proceeds	—	281,478
Cost of raising capital	(164)	(25,249)
Units issued for settlement of management vested units and exercised unit options, net	3,020	—
Cash distributions to partners	(17,733)	(28,624)

Net cash provided by financing activities	62,930	17,275

Net (decrease) increase in cash and cash equivalents	(31,459)	467
Cash and cash equivalents:
Beginning of period	50,764	15,534

End of period	$19,305	$16,001

Supplemental cash flow information
Cash paid for interest	$16,975	$22,043
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$17,762	$997
Write-off of deferred financing costs, net	$—	$5,161
Accrued capital improvement loan receivables	$—	$1,941

See accompanying notes.

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation (AVIV or the REIT), is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that indirectly owns all of the real estate properties. In these footnotes, the Company refers generically to AVIV, the Partnership, and their subsidiaries. The Partnership was formed in 2010 and directly or indirectly owned or leased 295 properties, principally skilled nursing facilities (SNFs), across the United States at March 31, 2014. The Company is a fully integrated self-administered real estate investment trust that owns, acquires, develops and generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

All of the business, assets and operations of the Company are held by the Partnership and its subsidiaries. The REIT’s equity interest in the Partnership is linked to future investments in the REIT, such that future equity issuances by the REIT (pursuant to the Partnership’s partnership agreement) will result in a corresponding increase in the REIT’s equity interest in the Partnership. The REIT is authorized to issue 300 million shares of common stock (par value $0.01) and 25 million shares of preferred stock (par value $0.01). The REIT was funded in September 2010 with 13.2 million shares and approximately $235 million from one of the REIT’s stockholders, and approximately 8.5 million additional shares of common stock were issued by the REIT in connection with $159 million of equity contributions by one of the REIT’s stockholders. The Partnership’s capital consists of partnership units, referred to as OP units, which are owned by AVIV and other investors.

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

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The Company received net proceeds after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s Class A, B, C, D and F Units were converted into a single class of OP units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT, limited partnership units of the Partnership which were converted into approximately 11.9 million OP units in connection with the IPO, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At March 31, 2014, there were approximately 37.9 million shares of common stock outstanding and 11.5 million OP units outstanding, which OP units are redeemable for cash or, at the REIT’s option, for shares of common stock of the REIT. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 76.7% and 76.4% as of March 31, 2014 and December 31, 2013, respectively. The REIT’s weighted average economic ownership of the Partnership for the three months ended March 31, 2014 and 2013 were 76.6% and 65.4% respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2014 of AVIV and the Partnership. AVIV is a real estate investment trust (REIT) and the general partner of the Partnership. The Partnership’s capital is comprised of OP units. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

The Company believes combining the Quarterly Reports on Form 10-Q of AVIV and the Partnership into this single report provides the following benefits:

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

The Company believes it is important for investors to understand the few differences between AVIV and the Partnership in the context of how AVIV and the Partnership operate as a consolidated company. AVIV is a REIT, whose only material asset is its ownership of OP units of the Partnership. As a result, AVIV does not conduct business itself, other than acting as the sole general partner of the Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Partnership. AVIV has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Partnership. The Partnership indirectly holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by AVIV, which are contributed to the Partnership in exchange for OP units, the Partnership generates all remaining capital required by the Company’s business. The sources of the remaining capital include the operations of the Partnership’s direct and indirect subsidiaries, its direct or indirect incurrence of indebtedness, and the issuance of OP units.

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity is comprised of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital is comprised of OP units that are owned by AVIV and other investors. The OP units held by the other investors in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There is no difference between the assets and liabilities or net income of AVIV and the Partnership as of March 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, (US GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare properties, consisting primarily of SNFs, assisted living facilities, (ALFs), and other healthcare properties located in the United States. All of the Company’s properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses.

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to U.S. GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in equity, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2013, 2012, and 2011. The consolidated statements of operations and cash flows for the periods ended March 31, 2014 and 2013 are not necessarily indicative of full year results.

The balance sheets at December 31, 2013 has been derived from the audited financial statements at that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Willmar, MN	$862	$—

	$862	$—

Purchase Accounting

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators. The Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, marketing, leasing activities of the Company’s operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals obtained as a requirement of the Term Loan (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets and liabilities acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

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

The Company determines the value of land based on third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations in rental income for above or below market leases or depreciation and amortization expense for in-place lease assets. Generally, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as they are either immaterial or do not exist.

Revenue Recognition

Rental income is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured. Differences between rental income earned and amounts due under the lease are charged or credited, as applicable, to straight-line rent receivable, net. Income recognized from this policy is titled straight-line rental income. Additional rents from expense reimbursements for insurance, real estate taxes, and certain other expenses are recognized in the period in which the related expenses are incurred and the net impact is reflected in rental income on the consolidated statements of operations.

Below is a summary of the components of rental income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash rental income	$38,519	$30,541
Straight-line rental income, net	1,636	2,733
Rental income from intangible amortization, net	268	366

Total rental income	$40,423	$33,640

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loan and other receivables in the consolidated statements of operations.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations as rental income for actual rent collected plus or minus a straight-line adjustment for estimated minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease. Such accretion was approximately $0.03 million and $0.03 million for the three months ended March 31, 2014 and 2013, respectively.

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

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of March 31, 2014 and December 31, 2013, respectively, secured loan receivable reserves amounted to approximately $0 and $0, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4, Secured Loan Receivables.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718) in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available. The non-cash stock-based compensation expense incurred by the Company through March 31, 2014 is summarized in Footnote 12, Equity Compensation Plan.

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

Cash and cash equivalents are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loans, unsecured notes payable, and a line of credit with a carrying value of approximately $764.2 million and $686.4 million as of March 31, 2014 and December 31, 2013, respectively. The fair values of debt as of March 31, 2014 and December 31, 2013 were $792.6 million and $705.8 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of approximately $40.9 million and $41.7 million as of March 31, 2014 and December 31, 2013, respectively. The fair values of secured loan receivables as of March 31, 2014 and December 31, 2013 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a REIT effective as of September 2010. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to September 2010, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of March 31, 2014 and December 31, 2013, respectively.

Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent OP units held by individuals and entities other than AVIV.

Noncontrolling interests—operating partnership, which can be settled by issuance of unregistered shares are reported in the equity section of the consolidated balance sheets of AVIV. They are adjusted for income, losses and distributions allocated to OP units not held by AVIV. Adjustments to noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Partnership by holders of OP units as a result of the redemptions of OP units for cash or, at the election of AVIV, in exchange for shares of AVIV’s common stock.

Prior to the IPO, the capital structure of the Company’s operating partnership consisted of six classes of partnership units, each of which had different capital accounts and each of which was entitled to different distributions. In connection with the IPO, each class of units of the Partnership was converted into an aggregate of 11,938,420 OP units held by investors other than AVIV in the Partnership. As of March 31, 2014, there were 11,511,812 OP units outstanding.

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

Earnings Per Unit of the Partnership

Basic earnings per unit is calculated by dividing the net income allocable to units for the period by the weighted average number of OP units outstanding during the period. Diluted earnings per unit is calculated by dividing the net income allocable to OP units for the period by the weighted average number of units and dilutive securities outstanding during the period.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU No. 2014-08). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and is available for early adoption as of January 1, 2014. The Company adopted the provisions of ASU No. 2014-08 as of January 1, 2014 and incorporated the provisions of this update to its condensed consolidated financial statements upon adoption. The adoption of ASU No. 2014-08 did not have a material impact on the Company’s financial condition or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Assets

The Company had the following acquisitions during the three months ended March 31, 2014 as described below:

2014 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	SNF/ALF/ILF	MN	$40,000
January	SNF	TX	15,920
March	SNF	IA	13,500
March	SNF	KY	35,000

			104,420
February	Land Held for Development	TX	2,110

			$106,530

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2013 (in thousands, unaudited):

	For the Three Months Ended March 31,
	2014	2013
Total revenues	$42,761	$37,332
Net income (loss)	13,231	(9,535)

For the three months ended March 31, 2014, revenues attributable to the acquired assets were approximately $1.7 million and net income attributable to the acquired assets was approximately $0.1 million recognized in the consolidated statements of operations.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. Related to the above business combinations, the Company incurred $1.2 million of transaction costs for the three months ended March 31, 2014.

In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2014 as follows (in thousands):

Land	$14,100
Buildings and improvements	82,050
Furniture, fixtures and equipment	8,270
Land held for development	2,110

Borrowings and available cash	$106,530

For the business combinations in 2014 and 2013, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

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

Dispositions

For the three months ended March 31, 2014, the Company disposed of one property for a total sales price of $0.5 million, and the Company recognized a net loss on sale of approximately $4,000. The total sales price and net loss are net of transaction costs incurred in relation to the closings at the time of disposition.

The following summarizes the Company’s construction in progress and land held for development during the three months ended March 31, 2014 (in thousands):

March 31, 2014
Beginning Balance, January 1	$23,292
Additions	5,363
Placed in service	(15,874)

$12,781

During 2014 and 2013, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2014, the Company placed into service three completed investment projects at three properties located in California, Pennsylvania, and Texas. In 2013, the Company placed into service one completed investment project at one property located in California. In accordance with ASC 835, Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.5% for the three months ended March 31, 2014. The balance of capitalized interest within construction in progress at March 31, 2014 and December 31, 2013 was $0.2 million and $0.8 million, respectively. The amount capitalized during the three months ended March 31, 2014 and 2013, relative to interest incurred was $0.2 million and $0.1 million, respectively.

4. Secured Loan Receivables

The following summarizes the Company’s secured loan receivables during the three months ended March 31, 2014 (in thousands):

	March 31, 2014
	Capital Improvement Loans	Secured Operator Loans	Total Loans
Beginning balance, January 1, 2014	$17,664	$24,022	$41,686
New loans issued	—	1,561	1,561
Loan amortization and repayments	(390)	(2,002)	(2,392)

	$17,274	$23,581	$40,855

Interest income on secured loans and financing leases for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Capital improvement loan receivables	$465	$396
Secured operator loan receivables	254	301
Direct financing lease	367	362

Total interest on secured loans and financing lease	$1,086	$1,059

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at March 31, 2014 and December 31, 2013 was approximately $0 and $0, respectively, and any movement in the reserve is reflected in reserve for uncollectible loan and other receivables in the consolidated statements of operations. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $0 and $0, at March 31, 2014 and December 31, 2013, respectively.

During 2014 and 2013, the Company funded loans for both working capital and capital improvement purposes to various operators. All loans held by the Company accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Company policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Gross amount	$21,894	$21,881
Accumulated amortization	(6,219)	(5,238)

Net	$15,675	$16,643

During the three months ended March 31, 2013, the Company wrote-off deferred financing costs of approximately $9.7 million with approximately $4.6 million of accumulated amortization associated with the pay downs of previous credit facilities for the net recognition as loss on extinguishment of debt of approximately $5.1 million.

6. Intangible Assets and Liabilities

The following summarizes the Company’s intangible assets and liabilities classified as part of other assets or other liabilities at March 31, 2014 and December 31, 2013, respectively (in thousands):

	Assets
	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$5,777	$(2,908)	$2,869	$6,437	$(3,452)	$2,985
In-place lease assets	652	(147)	505	652	(130)	522
Operator relationship	212	(38)	174	212	(34)	178

	$6,641	$(3,093)	$3,548	$7,301	$(3,616)	$3,685

	Liabilities
	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$13,233	$(6,053)	$7,180	$17,623	$(10,059)	$7,564

Amortization expense for in-place lease assets and operator relationship was $0.02 million and $0.02 million for the three months ended March 31, 2014 and 2013, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations. Amortization expense for the above market leases intangible asset for the three months ended March 31, 2014 and 2013 was approximately $0.1 million and $0.1 million, respectively, and is included as a component of rental income in the consolidated statements of operations. Accretion for the below market leases intangible liability for the three months ended March 31, 2014 and 2013 was approximately $0.4 million and $0.5 million, respectively, and is included as a component of rental income in the consolidated statements of operations.

For the three months ended March 31, 2014, the Company wrote-off fully amortized above market leases intangible assets of approximately $0.7 million, and fully amortized below market leases intangible liabilities of approximately $4.4 million for a net recognition of $0 in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities.

7. Leases

As of March 31, 2014, the Company’s portfolio of investments consisted of 295 healthcare facilities, located in 29 states and operated by 39 third party operators. At March 31, 2014, approximately 47.2% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (13.8%), Daybreak Healthcare (12.0%), Maplewood (7.9%), EmpRes (7.3%), and Fundamental (6.2%). No other operator represents more than 5.5% of the Company’s total assets. The five states in which the Company had its highest concentration of total assets were Texas (16.6%), Ohio (14.7%), California (12.0%), Connecticut (7.2%), and Pennsylvania (5.5%), at March 31, 2014.

For the three months ended March 31, 2014, the Company’s rental income from operations totaled approximately $40.4 million, of which approximately $5.6 million was from Daybreak Healthcare (13.8%), $5.3 million from Saber Health Group (13.2%), and $3.1 million from EmpRes (7.6%). No other operator generated more than 6.8% of the Company’s rental income from operations for the three months ended March 31, 2014.

8. Debt

The Company’s secured loans, unsecured notes payable and line of credit consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
HUD loan (interest rate of 5.00% on March 31, 2014 and December 31, 2013), inclusive of a $2.4 million and $2.4 million premium balance at March 31, 2014 and December 31, 2013, respectively	$13,596	$13,654
2019 Notes (interest rate of 7.75% on March 31, 2014 and December 31, 2013), inclusive of $2.6 million and $2.8 million net premium balance, respectively	402,642	402,752
2021 Notes (interest rate of 6.00% on March 31, 2014 and December 31, 2013)	250,000	250,000
Revolving Credit Facility (interest rates of 2.60% and 2.52% on March 31, 2014 and December 31, 2013, respectively)	98,000	20,000

Total	$764,238	$686,406

In conjunction with the IPO on March 26, 2013, the Company through Aviv Financing I repaid the outstanding balance of previous credit facilities and paid $2.2 million in prepayment penalties, which is included in loss on extinguishment of debt on the consolidated statements of operations for the three months ended March 31, 2013.

2019 Notes

On February 4, 2011, April 5, 2011 and March 28, 2012, Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7 3/4% Senior Notes due in 2019 (the 2019 Notes), respectively. The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019 and bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. Premiums of approximately $2.75 million and $1.0 million were associated with the offerings of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premiums will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds to, amongst other things, pay down the outstanding balance of previous credit facilities during 2012.

2021 Notes

On October 16, 2013, the Issuers issued $250 million of 6% Senior Notes due in 2021 (2021 Notes). The REIT is a guarantor of the Issuers’ 2021 Notes. The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 16, 2021 and bear interest at a rate of 6.00% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2014. The Company used the net proceeds to, amongst other things, pay down approximately $135.0 million of the outstanding indebtedness under the Revolving Credit Facility (as defined below) during 2013.

Revolving Credit Facility

On March 26, 2013, the Company, through Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company pays interest only in arrears on any outstanding principal balance. The interest rate is based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. The interest rate at March 31, 2014 was 2.60%. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility is payable quarterly in arrears. The initial term expires in March 2016 with a one year extension option, subject to certain conditions.

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

9. Commitments and Contingencies

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

In late 2011, after a dispute with certain of its limited partners, the Partnership filed a declaratory judgment motion in the Delaware Chancery Court seeking confirmation that an adjustment to the distributions of cash flows of the Partnership was made in accordance with the partnership agreement following the investment in the Partnership by the Company and related financing transactions. The dispute relates to the relative distributions among classes of limited partners that existed prior to the investment by the Company. In November 2012, certain limited partners (including Ari Ryan, one of our former directors, and other members of the estate of Zev Karkomi, one of our co-founders) filed suit in the Circuit Court of Cook County, Illinois against the REIT, the Partnership and Mr. Bernfield alleging that the adjustment described above was improper and adding certain fiduciary duty claims against the Company and Mr. Bernfield in connection with the adjustment and certain equity incentive programs implemented in connection with the investment in the Partnership by the REIT, the terms of which were approved by several of the plaintiffs in the Illinois action. In January 2013, the Company reached a settlement with the defendant in the Delaware action and the plaintiffs in the Illinois action. The settlement releases the REIT, the Partnership and Mr. Bernfield in exchange for a partial reallocation of relative distributions among classes of limited partners, which reallocation was funded by the limited partners that previously received such distributions or offset against distributions otherwise due. No additional amounts are payable by the REIT, the Partnership or Mr. Bernfield as of March 31, 2013.

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

10. Noncontrolling Interests – Operating Partnership / Partnership Units

Noncontrolling interests – operating partnership, as presented on AVIV’s consolidated balance sheets, represent the OP units held by individuals and entities other than AVIV. Accordingly, the following discussion related to noncontrolling interests – operating partnership of the REIT refers equally to OP units of the Partnership.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of AVIV’s common stock, if and when AVIV’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of AVIV’s common stock. AVIV may elect to redeem tendered OP units for cash or for shares of AVIV’s common stock. During the three months ended March 31, 2014, OP unitholders redeemed a total of 104,471 OP units in exchange for an equal number of shares of common stock of AVIV.

11. Stockholders’ Equity of the REIT and Partners’ Capital of the Partnership

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended March 31, (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$4,144	$13,656
2013	$2,797	$97	$146	$—	$554	$—	$6,521

In connection with the IPO, each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP units held by the REIT and 11,938,420 OP units held by other investors of the Partnership. As a result, Class A, B, C, D and F Units are no longer outstanding, and the Partnership has had a single class of OP units since March 26, 2013. As noted above, the OP units held by other investors in the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis. The weighted-average units outstanding for each class of units are summarized as follows for the three months ended March 31:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	—	—	—	—	—	11,532,630	37,696,039
2013	12,719,044	4,271,859	2	7,603	2,535,739	663,246	22,521,450

During the periods ended March 31, 2014 and 2013:

•	AVIV issued an aggregate of 16,361 and 0 shares of common stock in connection with the Company’s annual grant of unrestricted stock to management, respectively;

•	AVIV issued an aggregate of 0 and 70,000 shares of common stock in connection with the Company’s annual grant of unrestricted and restricted stock to its Board of Directors, respectively;

•	AVIV reserved for issuance an aggregate of 144,905 and 0 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, respectively;

•	AVIV issued 15,180,000 shares in connection with the IPO on March 26, 2013 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $282.3 million;

•	OP unit holders redeemed a total of 104,471 and 0 OP units in exchange for an equal number of shares of AVIV’s common stock, respectively; and

•	AVIV issued 172,658 and 0 shares of common stock in connection with an option exercise, respectively.

For the period ended March 31, 2014, AVIV declared the following cash dividends totaling $0.36 per share on its common stock, of which the Partnership declared equivalent distributions on its OP units:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
March 18, 2014	March 31, 2014	$0.36	April 11, 2014

12. Equity Compensation Plan

Prior to September 2010, the Partnership had established an officer incentive program linked to its future value. Class D units were periodically granted to employees of Aviv Asset Management (AAM), a subsidiary of the Operating Partnership. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing (Liquidity Event). If the employee is no longer employed on such date, the award is forfeited. The remainder of the Class D Units were time-based awards under ASC 718 and such fair value determined on the grant date was recognized over the vesting period. On March 26, 2013, the performance component Class D Units vested and along with time based units were converted to OP units in connection with the IPO, and $0.9 million of expense was recognized.

Restricted Stock Grants

On March 26, 2013 the Company adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan (the LTIP). The purpose of the LTIP is to attract and retain qualified persons upon whom, in large measure, the Company’s sustained progress, growth and profitability depend, to motivate the participants to achieve long-term Company goals and to align the participants’ interests with those of other stockholders by providing them with a proprietary interest in the Company’s growth and performance. The Company’s executive officers, employees, consultants and non-employee directors are eligible to participate in the LTIP. Under the plan, 2,000,000 shares of the Company’s common stock are available for issuance. The shares can be issued as restricted stock awards (RSAs) or as restricted stock units (RSUs).

During 2013, the Company issued 70,500 RSAs, of which 23,250 shares were issued, vested, and are unrestricted and 47,250 shares were issued and are subject to a vesting period. Additionally, the Company issued 226,585 RSUs, of which 17,470 were subsequently forfeited prior to the year ended December 31, 2013. Of this 226,585 RSUs, 16,361 shares were issued and vested in the three months ended March 31, 2014. Some of these RSUs are subject to time vesting and some are subject to performance vesting. The time-based equity RSUs generally vest over a period of two to three years, subject to the employee’s continued employment with the Company. The performance-based RSUs vest on the basis of Total Shareholder Return (TSR) on the Company’s stock compared to the TSR of a defined group of peer companies. The first installment of the performance based RSUs are based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the RSUs will vest on December 31, 2014 and the remaining will vest on December 31, 2015. The RSUs carry dividend equivalent rights that are subject to the same vesting terms as the underlying RSUs.

During the three months ended March 31, 2014, the Company issued 144,905 RSUs. Some of these RSUs are subject to time vesting and some are subject to performance vesting. The time-based RSUs cliff vest over a period of three years, subject to the employee’s continued employment with the Company. The performance-based RSUs cliff vest on the basis of TSR on the Company’s stock compared to the TSR of a defined group of peer companies. Approximately half of the performance based RSUs are based on the companies comprising the NAREIT Equity Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. Approximately half are based on the companies in the Bloomberg Healthcare REIT Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. If the service and performance conditions are met, the RSUs will vest on December 31, 2016.

For the three months ended March 31, 2014 and 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $1.1 million and $0.5 million, respectively.

Restricted stock grants vest over specified periods of time as long as the employee remains with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant
Unvested balance at January 1	256,092	$29.93	—	$—
Granted	152,984	$26.51	70,000	$20.00
Vested (1)	(24,305)	$25.04	(22,750)	$20.00
Forfeited	—	$—	—	$—

Unvested balance at March 31	384,771	$28.97	47,250	$20.00

(1)	Includes 7,944 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $0.2 million in 2014. A net of 16,361 shares of common stock were delivered in the three months ended March 31, 2014.

As of March 31, 2014, total unearned compensation on restricted stock was $8.9 million, and the weighted average vesting period was 2.15 years.

Option Awards

On September 17, 2010, the Company adopted the 2010 Management Incentive Plan (the MIP), which provides for the grant of option awards. Two-thirds of the options granted under the MIP were performance based awards whose criteria for vesting is tied to a future liquidity event (as defined) and also contingent upon meeting certain return thresholds (as defined). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

In connection with the IPO, all options outstanding under the MIP, representing options to purchase 5,870,138 shares with a weighted average exercise price of $17.47 per share, became fully-vested. In addition, recipients were entitled to receive dividend equivalents on their options awarded under the MIP. Dividend equivalents were paid on time-based options on (i) the date of vesting, with respect to any portion of a time-based option that was unvested on the date the dividend equivalent was accrued, and (ii) the last day of the calendar quarter in which such dividends were paid to stockholders, with respect to any portion of a time-based option vested as of the date the dividend equivalent was accrued. Dividend equivalents accrued and unpaid prior to the consummation of the IPO in the approximate amount of $14.8 million were paid in shares of common stock, net of applicable withholding of approximately $6.8 million, in an amount based on the IPO price of the common stock. No dividend equivalents will be paid for any MIP options with respect to periods after the date of the IPO by the Company.

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Goldberg Lindsay & Co., LLC holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the three months ended March 31, 2014, $1.2 million was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the three months ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
Outstanding at January 1	5,870,138	1,956,713
Granted	—	—
Exercised	(172,658)
Awards vested at IPO	—	3,913,425
Cancelled/Forfeited	—	—

Outstanding at March 31	5,697,480	5,870,138

Options exercisable at end of period	1,809	—
Weighted average fair value of options granted	$2.20	$2.20

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the three months ended March 31, 2014 and 2013 as well as other MIP data:

	2014	2013
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,697,480	5,870,138
Remaining contractual life (years)	7.02	8.05
Weighted average exercise price	$17.44	$17.47

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. In connection with the IPO, all options outstanding under the MIP became fully-vested and the plan was retired. There were no options awarded in the three months ended March 31, 2014 or 2013.

The Company recorded non-cash compensation expenses of approximately $0 and $9.0 million for the three months ended March 31, 2014 and 2013, respectively, related to the time and performance based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.

At March 31, 2014, there is no unrecognized compensation cost to be recognized related to the option awards.

Dividend equivalent rights associated with the MIP that became payable upon vesting amounted to $0 and $15.4 million for the three months ended March 31, 2014 and 2013, respectively.

13. Earnings Per Common Share of the REIT

The following table shows the amounts used in computing the basic and diluted earnings per common share (in thousands except for share and per share amounts).

	For the Three Months Ended March 31,
	2014	2013
Numerator for earnings per share—basic:
Net income (loss)	$11,457	$(11,440)
Net (income) loss allocable to noncontrolling interests	(2,684)	3,963

Numerator for earnings per share—basic	$8,773	$(7,477)

Numerator for earnings per share—diluted:
Numerator for earnings per share—basic	$8,773	$(7,477)
Net income (loss) allocable to noncontrolling interests—OP Units	2,684	(220)

Numerator for earnings per share—diluted	$11,457	$(7,697)

Denominator for earnings per share—basic and diluted:
Denominator for earnings per share—basic	37,696,039	22,521,450
Effect of dilutive securities:
Noncontrolling interests—OP Units	11,532,630	663,246
Stock options	1,623,403	—
Restricted stock units	82,592	—

Denominator for earnings per share—diluted	50,934,664	23,184,696

Basic earnings per share
Net income (loss) allocable to common stockholders	$0.23	$(0.33)
Diluted earnings per share
Net income (loss) allocable to common stockholders	$0.22	$(0.33)

14. Earnings Per Unit of the Partnership

The following table shows the amounts used in computing the basic and diluted earnings per unit (in thousands except for unit and per unit amounts).

	For the Three Months Ended March 31,
	2014	2013
Numerator for earnings per unit—basic:
Net income (loss)	$11,457	$(11,440)
Net loss allocable to limited partners	—	3,743

Numerator for earnings per unit—basic:	$11,457	$(7,697)

Numerator for earnings per unit—diluted:
Numerator for earnings per unit—diluted	$11,457	$(7,697)
Denominator for earnings per unit—basic and diluted:
Denominator for basic earnings per unit—basic	49,228,669	23,184,696
Effective dilutive securities:
Stock options	1,623,403	—
Restricted stock units	82,592	—

Denominator for earnings per unit—diluted	50,934,664	23,184,696

Basic earnings per unit:
Net income (loss) allocable to units	$0.23	$(0.33)
Diluted earnings per unit:
Net income (loss) allocable to units	$0.22	$(0.33)

15. Subsequent Events

On April 1, 2014, the Company acquired one property in Florida for a purchase price of $6.0 million from an unrelated third party. The Company used available cash to fund this acquisition.

On April 30, 2014, the Company acquired four properties in Texas for a purchase price of $53.7 million from an unrelated third party. The Company used available cash to fund this acquisition.

On May 1, 2014, the Company acquired three properties in California for a purchase price of $13.4 million and one property in Texas for a purchase price of $3.6 million from unrelated third parties. The Company used available cash to fund these acquisitions.

On May 1, 2014, the Company sold a property in Minnesota for a sales price of $0.1 million to an unrelated third party.

The following table illustrates the effect on total revenues and net income as if we had consummated the above acquisitions, as well as those noted in Note 3, Real Estate Assets, as of January 1, 2013 (unaudited).

	For the Three Months Ended March 31,
	2014	2013
Total revenues	$44,633	$39,204
Net income (loss)	14,536	(8,230)

On April 9, 2014, the Company priced its underwritten public offering of 8,000,000 shares of common stock at a public offering price of $24.10 per share. The underwriters had a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which was exercised in full on April 10, 2014. The Company received net proceeds from the offering of approximately $211.7 million, after deducting discounts and commissions. On April 15, 2014, the Company used approximately $118.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility. The remaining proceeds of approximately $93.7 million will be used for general corporate purposes, including the potential acquisition of additional properties.

16. Condensed Consolidating Information

AVIV and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Unencumbered Subsidiary Guarantors and Encumbered Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our 2019 Notes and 2021 Notes issued in February 2011, April 2011, March 2012 and October 2013. The 2019 Notes and 2021 Notes were issued by Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation. Separate financial statements of the guarantors are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Unencumbered Subsidiary Guarantors or Encumbered Subsidiary Guarantors were not obligated with respect to the 2019 Notes and 2021 Notes. The properties held by the Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014, and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2014

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$53	$709,510	$191,107	$365,225	$—	$1,265,895
Cash and cash equivalents	17,732	(226)	504	1,295	—	19,305
Deferred finance costs, net	12,155	—	3,506	14	—	15,675
Other	23,185	50,555	19,798	5,399	—	98,937
Investment in and due from related parties, net	1,197,231	—	—	—	(1,197,231)	—

Total assets	$1,250,356	$759,839	$214,915	$371,933	$(1,197,231)	$1,399,812

Liabilities and partners’ capital
Secured loan	$—	$—	$—	$13,596	$—	$13,596
Unsecured loan	652,642	—	—	—	—	652,642
Line of credit	—	—	98,000	—	—	98,000
Accrued interest payable	10,750	—	36	47	—	10,833
Dividends and distributions payable	17,762	—	—	—	—	17,762
Accounts payable and accrued expenses	1,789	2,462	875	3,461	—	8,587
Tenant security and escrow deposits	367	12,594	3,300	5,169	—	21,430
Other liabilities	955	6,976	969	1,968	—	10,868

Total liabilities	684,265	22,032	103,180	24,241	—	833,718
Total partners’ capital	566,091	737,807	111,735	347,692	(1,197,231)	566,094

Total liabilities and partners’ capital	$1,250,356	$759,839	$214,915	$371,933	$(1,197,231)	$1,399,812

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$55	$712,443	$192,489	$258,501	$—	$1,163,488
Cash and cash equivalents	50,709	(600)	(69)	724	—	50,764
Deferred finance costs, net	12,681	—	3,948	14	—	16,643
Other	25,260	50,520	19,353	4,405	—	99,538
Investment in and due from related parties, net	1,168,729	—	—	—	(1,168,729)	—

Total assets	$1,257,434	$762,363	$215,721	$263,644	$(1,168,729)	$1,330,433

Liabilities and partners’ capital
Secured loan	$—	$—	$—	$13,654	$—	$13,654
Unsecured loan	652,752	—	—	—	—	652,752
Line of credit	—	—	20,000	—	—	20,000
Accured interest payable	14,750	—	487	47	—	15,284
Dividends and distributions payable	17,694	—	—	—	—	17,694
Accounts payable and accrued expenses	2,082	3,056	3,547	1,870	—	10,555
Tenant security and escrow deposits	765	13,115	3,625	4,081	—	21,586
Other liabilities	946	7,520	1,132	865	—	10,463

Total liabilities	688,989	23,691	28,791	20,517	—	761,988
Total partners’ capital	568,445	738,672	186,930	243,127	(1,168,729)	568,445

Total liabilities and partners’ capital	$1,257,434	$762,363	$215,721	$263,644	$(1,168,729)	$1,330,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$24,690	$7,358	$8,375	$—	$40,423
Interest on secured loans and financing lease	229	794	58	5	—	1,086
Interest and other income	74	171	122	0	—	367

Total revenues	303	25,655	7,538	8,380	—	41,876
Expenses
Interest expense incurred	11,174	—	808	140	—	12,122
Amortization of deferred financing costs	539	—	442	0	—	981
Depreciation and amortization	2	5,866	1,452	2,189	—	9,509
General and administrative	2,383	37	2,930	44	—	5,394
Transaction costs	27	245	87	1,185	—	1,544
Loss on impairment	—	862	—	—	—	862
Reserve for uncollectible secured loan receivables and other receivables	—	—	3	—	—	3
Loss on sale of assets, net	—	4	—	—	—	4

Total expenses	14,125	7,014	5,722	3,558	—	30,419

Net (loss) income	(13,822)	18,641	1,816	4,822	—	11,457
Equity in income (loss) of subsidiaries	25,279	—	—	—	(25,279)	—

Net income (loss) allocable to units	$11,457	$18,641	$1,816	$4,822	$(25,279)	$11,457

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$24,836	$7,292	$1,512	$—	$33,640
Interest on secured loans and financing lease	278	689	92	—	—	1,059
Interest and other income	—	2	—	—	—	2

Total revenues	278	25,527	7,384	1,512	—	34,701
Expenses
Interest expense incurred	7,647	—	4,499	298	—	12,444
Amortization of deferred financing costs	361	—	540	—	—	901
Depreciation and amortization	1	6,170	1,442	385	—	7,998
General and administrative	11,392	57	2,372	17	—	13,838
Transaction costs	64	114	54	4	—	236
Reserve for uncollectible secured loan receivables and other receivables	—	(11)	25	—	—	14
Gain on sale of assets, net	—	(264)	—	—	—	(264)
Loss on extinguishment of debt	—	—	10,974	—	—	10,974

Total expenses	19,465	6,066	19,906	704	—	46,141

Net (loss) income	(19,187)	19,461	(12,522)	808	—	(11,440)
Equity in income (loss) of subsidiaries	7,747	—	—	—	(7,747)	—

Net (loss) income allocable to units	$(11,440)	$19,461	$(12,522)	$808	$(7,747)	$(11,440)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18,582)	$4,191	$(77,485)	$108,120	$—	$16,244
Investing activities
Purchase of real estate	—	—	—	(104,420)	—	(104,420)
Proceeds from sales of real estate	—	496	—	—	—	496
Capital improvements	—	(931)	(34)	(879)	—	(1,844)
Development projects	—	(3,708)	—	(1,988)	—	(5,696)
Secured loan receivables received from others	636	326	92	1,338	—	2,392
Secured loan receivables funded to others	—	—	—	(1,561)	—	(1,561)

Net cash provided by (used in) investing activities	636	(3,817)	58	(107,510)	—	(110,633)
Financing activities
Borrowings of debt	—	—	78,000	—	—	78,000
Repayment of debt	—	—	—	(39)	—	(39)
Payment of financing costs	(169)	—	—	—	—	(169)
Capital contributions	15	—	—	—	—	15
Cost of raising capital	(164)	—	—	—	—	(164)
Units issued for settlement of management vested stock and options exercised, net	3,020	—	—	—	—	3,020
Cash distributions to partners	(17,733)	—	—	—	—	(17,733)

Net cash provided by (used in) financing activities	(15,031)	—	78,000	(39)	—	62,930

Net (decrease) increase in cash and cash equivalents	(32,977)	374	573	571	—	(31,459)
Cash and cash equivalents:
Beginning of period	50,709	(600)	(69)	724	—	50,764

End of period	$17,732	$(226)	$504	$1,295	$—	$19,305

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

(in thousands)

(unaudited)

	Issuers	Unencumbered Subsidiary Guarantors	Encumbered Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(227,736)	$5,632	$210,643	$711	$—	$(10,750)
Investing activities
Purchase of real estate	—	—	—	—	—	—
Proceeds from sales of real estate	—	1,754	—	—	—	1,754
Capital improvements	—	(4,431)	(377)	(97)	—	(4,905)
Development projects	—	(1,339)	(48)	(437)	—	(1,824)
Secured loan receivables received from others	861	298	89	—	—	1,248
Secured loan receivables funded to others	(11)	(2,182)	(138)	—	—	(2,331)

Net cash provided by (used in) investing activities	850	(5,900)	(474)	(534)	—	(6,058)
Financing activities
Borrowings of debt	—	—	100,000	—	—	100,000
Repayment of debt	—	—	(305,507)	(62)	—	(305,569)
Payment of financing costs	—	—	(5,122)	—	—	(5,122)
Capital contributions	361	—	—	—	—	361
Initial public offering proceeds	281,478	—	—	—	—	281,478
Cost of raising capital	(25,249)	—	—	—	—	(25,249)
Cash distributions to partners	(28,624)	—	—	—	—	(28,624)

Net cash provided by (used in) financing activities	227,966	—	(210,629)	(62)	—	17,275

Net increase (decrease) in cash and cash equivalents	1,080	(268)	(460)	115	—	467
Cash and cash equivalents:
Beginning of period	16,869	(1,746)	(68)	479	—	15,534

End of period	$17,949	$(2,014)	$(528)	$594	$—	$16,001

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

The information presented herein includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, projected growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify forward-looking statements by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “estimate,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

These forward-looking statements are made based on our current expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. Important factors, risks and uncertainties that could cause actual results to differ materially from our expectations include those disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in filings made by us with the Securities and Exchange Commission, or the SEC. These factors include, among others: uncertainties relating to the operations of our operators, including those relating to reimbursement by government and other third-party payors, compliance with regulatory requirements and occupancy levels; our ability to successfully engage in strategic acquisitions and investments; competition in the acquisition and ownership of healthcare properties; our ability to monitor our portfolio; environmental liabilities associated with our properties; our ability to re-lease or sell any of our properties; the availability and cost of capital; changes in interest rates; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts (REITs); and our ability to maintain our status as a REIT.

There may be additional risks of which we are presently unaware or that we currently deem immaterial. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date as of which such statements are made. Forward-looking statements are not guarantees of future performance. Except as required by law, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date as of which such statements are made or to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein.

Overview

Aviv REIT, Inc., or AVIV, is a self-administered REIT, specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. AVIV is the sole general partner of Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to Aviv REIT, Inc., its controlled subsidiaries, Aviv Healthcare Properties Limited Partnership and its controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We are entitled to a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of March 31, 2014, our portfolio consisted of 295 properties in 29 states leased to 39 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 17.5% of our contractual rent as of March 31, 2014. Our properties are leased to a diversified group of operators, with no single operator representing more than 13.4% of our contractual rent as of March 31, 2014. When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

As a result of our many years of industry experience, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of March 31, 2014, 67% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.4% of our contractual rent as of March 31, 2014 are supported by personal and/or corporate guarantees and leases representing 87.3% of our contractual rent for the same period are master leases or leases with cross-default provisions, which master leases and cross-default provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of March 31, 2014, 18.7% of our leases are scheduled to expire before 2019.

We finance investments through borrowings under our credit facilities, issuances of unsecured senior notes and equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of operators and properties.

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

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The majority of these third-party payments come from the federal Medicare program and state Medicaid programs. Our operators also receive payments from other third-party sources, such as private insurance companies or private-pay residents, but these payments typically represent a small portion of our operators’ revenues. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix of payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. We believe the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years. In addition, our portfolio occupancy has increased over recent years as certain operators have strategically focused on taking beds out of use in order to enhance the privacy of the resident’s rooms and drive overall revenue. As a result of these relatively stable underlying metrics and the recent acquisitions of strongly performing facilities and divestitures of lower performing facilities, we have experienced a gradual increase in our EBITDARM and EBITDAR coverages in recent years.

Results of Operations

This Quarterly Report on Form 10-Q contains unaudited financial statements and other financial data for each of AVIV and the Partnership. As noted above, AVIV is the sole general partner of the Partnership and, as of March 31, 2014, owned 76.7% of the economic interest in the Partnership. All of the Company’s operations are conducted by the Partnership which is consolidated by AVIV, and therefore the following information is the same for AVIV and the Partnership.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Revenues increased $7.2 million, or 20.7%, from $34.7 million for the three months ended March 31, 2013 to $41.9 million for the same period in 2014. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2013 and 2014 and the factors set forth below.

Detailed changes in revenues for the three months ended March 31, 2014 compared to the same period in 2013 were as follows:

•	Rental income increased $6.8 million, or 20.2%, from $33.6 million for the three months ended March 31, 2013 to $40.4 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $6.4 million associated with acquisitions and investments made during 2013 and 2014.

•	Interest on secured loans remained materially consistent for the three months ended March 31, 2013 compared to the same period in 2014.

•	Interest and other income increased $0.4 million from $2,000 for the three months ended March 31, 2013 to $0.4 million for the same period in 2014. The increase is primarily due to non-recurring income from the sale of bed licenses at two facilities.

Expenses

Expenses decreased $15.7 million, or 34.1%, from $46.1 million for the three months ended March 31, 2013 to $30.4 million for the same period in 2014. The decrease was primarily due to decreases of $11.0 million in loss on extinguishment of debt and $8.4 million in general and administrative expenses offset by increases of $1.5 million in depreciation and amortization and $1.3 million in transaction costs.

Detailed changes in our expenses for the three months ended March 31, 2014 compared to the same period in 2013 were as follows:

•	Interest expense incurred remained materially consistent for the three months ended March 31, 2013 compared to the same period in 2014.

•	Amortization of deferred financing costs remained materially consistent for the three months ended March 31, 2013 compared to the same period in 2014.

•	Depreciation and amortization expense increased $1.5 million, or 18.9%, from $8.0 million for the three months ended March 31, 2013 to $9.5 million for the same period in 2014. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2013 and 2014.

•	General and administrative expense decreased $8.4 million, or 61.0%, from $13.8 million for the three months ended March 31, 2013 to $5.4 million for the same period in 2014. This decrease was primarily due to $9.7 million of non-cash stock-based compensation expense that was recorded as a result of the vesting of outstanding options in connection with the IPO in 2013 compared to $1.1 million of non-cash stock based compensation expense that was recorded in the first quarter of 2014 related to the 2013 Long-Term Incentive Plan.

•	Transaction costs increased $1.3 million from $0.2 million for the three months ended March 31, 2013 to $1.5 million for the same period in 2014. This increase was primarily due to the acquisition of 14 properties during the three months ended March 31, 2014 and no acquisitions during the same period in 2013.

•	Loss on impairment of assets expense was $0.9 million for the three months ended March 31, 2014 and is the non-recurring loss on one facility in the first quarter of 2014 where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible loan and accounts receivable remained materially consistent for the three months ended March 31, 2013 compared to the same period in 2014.

•	Loss (gain) on sale of assets, net, decreased $0.3 million from a gain of $0.3 million for the three months ended March 31, 2013 to a loss of $4,000 for the same period in 2014. This decrease was due to the sale of two non-strategic assets during the first quarter of 2013 compared with the sale of one non-strategic asset during the first quarter of 2014.

•	Loss on extinguishment of debt decreased $11.0 million from $11.0 million for the three months ended March 31, 2013 to $0 for the same period in 2014. The decrease during the first quarter of 2014 was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO in 2013.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Revolving Credit Facility, as defined below, will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of OP units of the Partnership.

We intend to repay indebtedness incurred under our Revolving Credit Facility from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional shares of common stock of AVIV and other securities. We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, construction projects, capital reinvestment projects and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or shares of common stock of AVIV, or other securities or borrowings (including borrowings under our Revolving Credit Facility).

Cash Flows

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

•	Cash provided by operations increased $20.2 million from $4.0 million used in the three months ended March 31, 2013 to $16.2 million provided by for the same period in 2014. The increase was primarily due to a $6.4 million increase in cash from rental income related to properties acquired during 2013 and 2014, an $8.4 million decrease in cash used for general and administrative expenses in 2014 and a $5.8 million decrease in cash used for the extinguishment of debt during the three months ended March 31, 2014 compared with the same period in 2013.

•	Cash used in investing activities increased $104.5 million from $6.1 million for the three months ended March 31, 2013 to $110.6 million for the same period in 2014. This increase was primarily due to the increase in funds used for the purchase of real estate investments in the three months ended March 31, 2014, as compared to the same period in 2013.

•	Cash provided by financing activities increased $23.5 million, or 59.7%, from $39.4 million for the three months ended March 31, 2013 to $62.9 million for the same period in 2014. The increase was primarily due to a decrease in cash spent to pay dividends/distributions of $10.9 million in 2014 as compared to 2013, a decrease of $5.0 million in cash spent on financing costs and an increase of $3.0 million of cash received for the settlement of exercised options in 2014 as compared to the same period in 2013.

April 2014 Public Offering of Shares of Common Stock of AVIV

Subsequent to the end of the Company’s current reporting period, on April 9, 2014 the Company priced its underwritten public offering of 8,000,000 shares of common stock at a public offering price of $24.10 per share. The underwriters had a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which was exercised in full on April 10, 2014. The Company received net proceeds from the offering of approximately $211.7 million, after deducting discounts and commissions. On April 15, 2014, the Company used approximately $118.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility (as defined below). The remaining proceeds of approximately $93.7 million will be used for general corporate purposes, including the potential acquisition of additional properties.

Indebtedness Outstanding

Our indebtedness outstanding consists principally of borrowings under our 2019 Notes and 2021 Notes and our Revolving Credit Facility. We had total indebtedness of approximately $764.2 million (inclusive of our debt premium) outstanding as of March 31, 2014. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of March 31, 2014, we were in compliance with all of the financial covenants of our outstanding debt and lease agreements and the indentures governing our 2019 Notes and 2021 Notes.

7 3⁄4% Senior Notes due 2019

In February 2011, April 2011, and March 2012, we, through Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, or the Issuers, issued an aggregate of $400 million of 7 3⁄4% Senior Notes due 2019, which we refer to as the 2019 Notes, in a series of private placements. The Issuers subsequently conducted exchange offers in which all of the 2019 Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. The Issuers are majority owned subsidiaries of AVIV. The obligations under the 2019 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by AVIV and certain of our existing and, subject to certain exceptions, future subsidiaries.

The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019. The 2019 Notes bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment dates of February 15 and August 15 of each year. Premiums of $2.8 million and $1.0 million were associated with the offerings of the $100 million of 2019 Notes in April 2011 and the $100 million of 2019 Notes in March 2012, respectively. The premiums will be amortized as an adjustment to the yield on the 2019 Notes over their term.

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

The indenture governing the 2019 Notes contains restrictive covenants that, among other things, restrict the ability of AVIV, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional unsecured indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to AVIV. The indenture governing the 2019 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2019 Notes, the failure to comply with certain covenants and agreements specified in the indenture governing the 2019 Notes for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all of the then outstanding 2019 Notes may become due and payable immediately.

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

The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 15, 2021. The 2021 Notes bear interest at a rate of 6.00% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment dates of April 15 and October 15 of each year.

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

The indenture governing the 2021 Notes contains restrictive covenants that, among other things, restrict the ability of AVIV, the Issuers and their restricted subsidiaries to: (i) incur or guarantee additional unsecured indebtedness; (ii) incur or guarantee secured indebtedness; (iii) pay dividends or distributions on, or redeem or repurchase, their capital stock; (iv) make certain investments or other restricted payments; (v) sell assets; (vi) create liens on their assets; (vii) enter into transactions with affiliates; (viii) merge or consolidate or sell all or substantially all of their assets; and (ix) pay dividends or other amounts to AVIV. The indenture governing the 2021 Notes also provides for customary events of default, including, but not limited to, the failure to make payments of interest or premium, if any, on, or principal of, the 2021 Notes, the failure to comply with certain covenants and agreements specified in the indenture governing the 2021 Notes for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal of, premium, if any, and accrued interest on all the then outstanding 2021 Notes may become due and payable immediately.

Revolving Credit Facility

On March 26, 2013, we, through an indirectly-owned subsidiary, entered into a $300 million secured revolving credit facility and a $100 million secured delayed-draw term loan with Bank of America, N.A., or collectively, as amended from time to time, the Revolving Credit Facility. On April 16, 2013, we converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. The Revolving Credit Facility also has an accordion feature that may allow us to increase the availability thereunder by an additional $100 million to $500 million. The Revolving Credit Facility had an outstanding balance of $98.0 million as of March 31, 2014.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Revolving Credit Facility. The Revolving Credit Facility bears interest at the rate of LIBOR plus a margin of 235 basis points to 300 basis points, depending on our leverage ratio, and the interest rate was 2.60% at March 31, 2014. The initial term of the Revolving Credit Facility expires on March 26, 2016 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Revolving Credit Facility are available for general corporate purposes.

The amount available for us to borrow under the Revolving Credit Facility is subject to the lesser of the aggregate mortgage ability amount, as defined therein, for each of the properties that form the borrowing base of the facility and the aggregate collateral value amount of the borrowing base assets. The Revolving Credit Facility may be repaid from time to time at our option, and amounts repaid under the Revolving Credit Facility may be redrawn. An unused fee equal to 50 basis points of the unused balance on the Revolving Credit Facility is due quarterly.

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

We and certain of our subsidiaries guarantee the obligations under the Revolving Credit Facility, and certain of our subsidiaries have pledged specified assets (including real property), stock and other interests as collateral for the obligations.

Other Loans

In June 2012, an indirectly-owned subsidiary of AVIV assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044 and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of March 31, 2014, the balance of such loan was $11.2 million (excluding $2.4 million of net debt premium balance).

See Note 8, Debt, in the notes to the unaudited consolidated financial statements included in this report for additional information.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of March 31, 2014 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
	(in thousands)
Revolving credit facility and other secured loans	$4,813	$103,526	(1)	$1,431	$18,306	$128,076
6% Senior Notes Due 2021 (2)	15,000	30,000		30,000	287,500	362,500
7 3/4% Senior Notes due 2019 (3)	31,000	62,000		459,417	—	552,417

Total	$50,813	$195,526	(1)	$490,848	$305,806	$1,042,993

(1)	Primarily relates to maturity of indebtedness under our Revolving Credit Facility in March 2016. Does not give effect to any future amounts which may be drawn under the Revolving Credit Facility which would also mature in March 2016.
(2)	Reflects $250 million outstanding for our 2021 Notes.
(3)	Reflects $400 million outstanding for our 2019 Notes.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company did not have any off-balance sheet arrangements.

Presentation of Non-GAAP Financial Information

In addition to the result of operations presented above, we are presenting certain supplemental financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles, or GAAP. The “non-GAAP” financial measures used herein include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	FFO is defined by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, loss on impairment, and gain (loss) on sale of assets (net).

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs, severance costs, and change in fair value of derivatives.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock-based compensation, straight-line rental income (net) and rental income from intangible amortization (net).

•	EBITDA represents net income before interest expense (net), amortization of deferred financing costs and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets (net), transaction costs, write off of straight-line rents, non-cash stock-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

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

	Three Months Ended March 31,
Other Information	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities	$16,244	$(3,967)
Cash flows used in investing activities	(110,633)	(6,058)
Cash flows provided by financing activities	62,930	39,397
FFO (1)	21,832	(3,706)
Normalized FFO (1)	23,376	7,504
AFFO (1)	23,574	15,662
EBITDA (2)	34,069	9,903
Adjusted EBITDA (2)	37,600	31,205

(1)	The following table is a reconciliation of our net income (loss) to FFO, Normalized FFO, and AFFO:

	Three Months Ended March 31,
Funds from Operation	2014	2013
	(in thousands)
Net income (loss)	$11,457	$(11,440)
Depreciation and amortization	9,509	7,998
Loss on impairment	862	—
Loss (gain) on sale of assets, net	4	(264)

Funds from Operations	21,832	(3,706)
Loss on extinguishment of debt	—	10,974
Transaction costs	1,544	236

Normalized Funds from Operations	23,376	7,504
Amortization of deferred financing costs	981	901
Non cash stock-based compensation	1,121	10,356
Straight-line rental income, net	(1,636)	(2,733)
Rental income from intangible amortization, net	(268)	(366)

AFFO	$23,574	$15,662

The following table is a reconciliation of our cash flows provided by operating activities to FFO, Normalized FFO, and AFFO:

	2014	2013
Cash flows provided by (used in) operating activities	$16,244	$(3,967)
Reserve for uncollectible loan and other receivables	(3)	(14)
Non-cash stock-based compensation	(1,121)	(10,356)
Amortization of deferred financing costs	(981)	(901)
Straight-line rental income, net	1,636	2,733
Rental income from intangible amortization, net	268	366
Changes in operating assets and liabilities	5,659	13,472
Non-cash loss on extinguishment of debt	—	(5,161)
Other	130	122

Funds From Operations	21,832	(3,706)
Loss on extinguishment of debt	—	10,974
Transaction costs	1,544	236

Normalized Funds From Operations	23,376	7,504
Amortization of deferred financing costs	981	901
Non-cash stock-based compensation	1,121	10,356
Straight-line rental income, net	(1,636)	(2,733)
Rental income from intangible amortization, net	(268)	(366)

AFFO	$23,574	$15,662

(2)	The following table is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
EBITDA	2014	2013
	(in thousands)
Net income (loss)	$11,457	$(11,440)
Interest expense, net	12,122	12,444
Amortization of deferred financing costs	981	901
Depreciation and amortization	9,509	7,998

EBITDA	34,069	9,903
Loss on impairment	862	—
Loss (gain) on sale of assets, net	4	(264)
Transaction costs	1,544	236
Non-cash stock-based compensation	1,121	10,356
Loss on extinguishment of debt	—	10,974

Adjusted EBITDA	$37,600	$31,205

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows provided by (used in) operating activities	$16,244	$(3,967)
Interest expense, net	12,122	12,444
Straight-line rental income, net	1,636	2,733
Rental income from intangible amortization, net	268	366
Non-cash stock-based compensation	(1,121)	(10,356)
(Loss) gain on sale of assets, net	(4)	264
Loss on impairment	(862)	—
Reserve for uncollectible loan and other receivables	(3)	—
Changes in operating assets and liabilities	5,659	13,472
Non-cash loss on extinguishment of debt	—	(5,161)
Other	130	108

EBITDA	34,069	9,903
Loss on impairment	862	—
Loss (gain) on sale of assets, net	4	(264)
Transaction costs	1,544	236
Non-cash stock-based compensation	1,121	10,356
Loss on extinguishment of debt	—	10,974

Adjusted EBITDA	$37,600	$31,205

Cash flow used in investing activities	$(110,633)	$(6,058)
Cash flow provided by financing activities	62,930	39,397

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of March 31, 2014, $98.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Revolving Credit Facility). We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $98.0 million on our variable rate indebtedness during the quarter ended March 31, 2014, our interest expense would have increased by $0.2 million for the quarter ended March 31, 2014. The Company believes that it has effectively managed interest rate exposure because, as of March 31, 2014, 86% of the Company’s indebtedness was fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of AVIV. Under the supervision of and with the participation of AVIV’s management, including its Chief Executive Officer and its Chief Financial Officer, AVIV evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that AVIV’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by AVIV in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to AVIV’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of AVIV. During the quarter ended March 31, 2014, there have been no changes in AVIV’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended March 31, 2014, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, liquidity, or financial position.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as described below.

Legislative or other actions affecting REITs could have a negative impact on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. No assurance can be given as to whether, or in what form, any proposals affecting REITs or their stockholders will be enacted. Changes to the federal tax laws (including, if enacted, proposals in draft legislation recently released by the Chairman of the Ways and Means Committee of the U.S. House of Representatives) and interpretations thereof could materially adversely affect an investment in our common stock.

Item 6.	EXHIBITS.

The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

May 8, 2014	By:	/s/ Donna M. O’Neill
		Name:	Donna M. O’Neill
		Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

May 8, 2014	By:	/s/ Donna M. O’Neill
		Name:	Donna M. O’Neill
		Title:	Chief Information and Accounting Officer (principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Unaudited Consolidated Statements of Operations for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Unaudited Consolidated Statement of Changes in Equity for Aviv REIT, Inc. and Unaudited Consolidated Statement of Changes in Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Unaudited Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Unaudited Consolidated Financial Statements.