Form 10-Q
period 2014-06-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2014-08-05
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, Aviv REIT, Inc. had 47,248,463 shares of common stock outstanding, $0.01 par value per share. As of July 31, 2014, Aviv Healthcare Properties Limited Partnership had 11,416,426 OP units outstanding.

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

AVIV is a real estate investment trust, or REIT, and the sole general partner of the Partnership. The Partnership’s capital is comprised of units of beneficial interest, or OP units. As of June 30, 2014, AVIV owned 80.5% of the economic interest in the Partnership, with the remaining interest being owned by other investors. The other investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. The Partnership’s capital consists of OP units that are owned by AVIV and the other investors. AVIV’s stockholders’ equity consists of common stock, additional paid in capital and retained earnings (accumulated deficit). The OP units held by the other investors in the Partnership are presented as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There was no difference between the assets and liabilities or net income of AVIV and the Partnership as of and for the three and six month periods ended June 30, 2014.

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

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 of Aviv REIT, Inc. (unaudited)	4

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	5

Consolidated Statement of Changes in Equity for the Six Months Ended June 30, 2014 of Aviv REIT, Inc. (unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	7

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	9

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	10

Consolidated Statement of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 of Aviv Healthcare Properties Limited Partnership (unaudited)	11

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	12

Notes to Consolidated Financial Statements	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 6. Exhibits	51

SIGNATURES	52

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AVIV REIT, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands except share data)

	June 30, 2014	December 31, 2013
Assets
Income producing property
Land	$159,238	$138,150
Buildings and improvements	1,325,129	1,138,173
Assets under direct financing leases	11,234	11,175

	1,495,601	1,287,498
Less accumulated depreciation	(166,356)	(147,302)
Construction in progress and land held for development	19,273	23,292

Net real estate	1,348,518	1,163,488
Cash and cash equivalents	49,056	50,764
Straight-line rent receivable, net	42,274	40,580
Tenant receivables, net	2,516	1,647
Deferred finance costs, net	18,614	16,643
Secured loan receivables, net	36,736	41,686
Other assets	16,670	15,625

Total assets	$1,514,384	$1,330,433

Liabilities and equity
Secured loan	$13,537	$13,654
Unsecured notes payable	652,527	652,752
Line of credit	—	20,000
Accrued interest payable	14,797	15,284
Dividends and distributions payable	21,077	17,694
Accounts payable and accrued expenses	11,101	10,555
Tenant security and escrow deposits	24,613	21,586
Other liabilities	10,296	10,463

Total liabilities	747,948	761,988
Equity:
Stockholders’ equity
Common stock (par value $0.01; 47,190,078 and 37,593,910 shares issued and outstanding, as of June 30, 2014 and December 31, 2013, respectively)	472	376
Additional paid-in-capital	721,297	523,658
Accumulated deficit	(104,788)	(89,742)

Total stockholders’ equity	616,981	434,292
Noncontrolling interests - operating partnership	149,455	134,153

Total equity	766,436	568,445

Total liabilities and equity	$1,514,384	$1,330,433

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$41,440	$33,874	$81,862	$67,514
Interest on secured loans and financing lease	1,076	1,082	2,162	2,141
Interest and other income	674	77	1,041	79

Total revenues	43,190	35,033	85,065	69,734
Expenses
Interest expense incurred	11,991	8,578	24,112	21,022
Amortization of deferred financing costs	975	805	1,956	1,706
Depreciation and amortization	10,439	8,099	19,948	16,097
General and administrative	6,271	3,446	11,664	17,283
Transaction costs	1,048	460	2,593	696
Loss on impairment	—	—	862	—
Reserve for uncollectible secured loans and other receivables	3,496	16	3,500	30
Loss (gain) on sale of assets, net	9	225	13	(39)
Loss on extinguishment of debt	501	—	501	10,974

Total expenses	34,730	21,629	65,149	67,769

Net income	8,460	13,404	19,916	1,965
Net income allocable to noncontrolling interests - operating partnership	(1,699)	(3,257)	(4,306)	(560)

Net income allocable to common stockholders	$6,761	$10,147	$15,610	$1,405

Earnings per common share:
Basic:
Net income allocable to common stockholders	$0.15	$0.27	$0.37	$0.05
Diluted:
Net income allocable to common stockholders	$0.14	$0.26	$0.36	$0.04
Weighted average common shares outstanding:
Basic	45,745,874	37,271,273	41,728,111	29,937,107
Diluted	59,366,873	51,154,412	55,173,714	38,166,793

Dividends declared per common share	$0.36	$0.36	$0.72	$0.684

See accompanying notes.

AVIV REIT, INC.

Consolidated Statement of Changes in Equity

(unaudited)

(in thousands except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership	Total Equity

	Shares	Amount
Balance at January 1, 2014	37,593,910	$376	$523,658	$(89,742)	$434,292	$134,153	$568,445
Non-cash stock-based compensation	—	—	2,632	—	2,632	—	2,632
Shares issued for settlement of vested stock and exercised stock options, net	223,197	2	3,051	—	3,053	—	3,053
Distributions to partners	—	—	—	—	—	(8,264)	(8,264)
Capital contributions	—	—	—	—	—	60	60
Proceeds from issuance of common stock	9,200,000	92	221,628	—	221,720	—	221,720
Cost of raising capital	—	—	(10,470)	—	(10,470)	—	(10,470)
Dividends to stockholders	—	—	—	(30,656)	(30,656)	—	(30,656)
Conversion of OP Units	172,971	2	1,990	—	1,992	(1,992)	—
Adjustment of noncontrolling interests-operating partnership ownership	—	—	(21,192)	—	(21,192)	21,192	—
Net income	—	—	—	15,610	15,610	4,306	19,916

Balance at June 30, 2014	47,190,078	$472	$721,297	$(104,788)	$616,981	$149,455	$766,436

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$19,916	$1,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,948	16,097
Amortization of deferred financing costs	1,956	1,706
Accretion of debt premium	(264)	(248)
Straight-line rental income, net	(1,694)	(4,224)
Rental income from intangible amortization, net	(407)	(732)
Non-cash stock-based compensation	2,632	10,392
Loss (gain) on sale of assets, net	13	(39)
Non-cash loss on extinguishment of debt	494	5,161
Loss on impairment	862	—
Reserve for uncollectible secured loan and other receivables	3,500	30
Changes in assets and liabilities:
Tenant receivables	(1,157)	(2,273)
Other assets	(1,251)	625
Accounts payable and accrued expenses	(3,180)	(2,915)
Tenant security deposits and other liabilities	3,479	(4,047)

Net cash provided by operating activities	44,847	21,498

Investing activities
Purchase of real estate	(187,070)	(25,626)
Proceeds from sales of real estate	622	2,606
Capital improvements	(5,266)	(7,916)
Development projects	(10,719)	(10,498)
Secured loan receivables received from others	5,034	2,361
Secured loan receivables funded to others	(3,295)	(2,707)

Net cash used in investing activities	(200,694)	(41,780)

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Financing activities
Borrowings of debt	$98,000	$145,000
Repayment of debt	(118,078)	(353,165)
Payment of financing costs	(4,566)	(5,283)
Capital contributions	17	425
Proceeds from issuance of common stock	221,720	303,600
Cost of raising capital	(10,470)	(25,387)
Shares issued for settlement of vested stock and exercised stock options, net	3,053	—
Cash distributions to partners	(8,330)	(11,951)
Cash dividends to stockholders	(27,207)	(35,567)

Net cash provided by financing activities	154,139	17,672

Net decrease in cash and cash equivalents	(1,708)	(2,610)
Cash and cash equivalents:
Beginning of period	50,764	17,876

End of period	$49,056	$15,266

Supplemental cash flow information
Cash paid for interest	$25,156	$23,050

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$17,000	$—
Accrued distributions payable to partners	$4,077	$27
Write-off of straight-line rent receivable	$1,380	$—
Write-off of deferred financing costs, net	$501	$5,161

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets

(unaudited)

(in thousands)

	June 30, 2014	December 31, 2013
Assets
Income producing property
Land	$159,238	$138,150
Buildings and improvements	1,325,129	1,138,173
Assets under direct financing leases	11,234	11,175

	1,495,601	1,287,498
Less accumulated depreciation	(166,356)	(147,302)
Construction in progress and land held for development	19,273	23,292

Net real estate	1,348,518	1,163,488
Cash and cash equivalents	49,056	50,764
Straight-line rent receivable, net	42,274	40,580
Tenant receivables, net	2,516	1,647
Deferred finance costs, net	18,614	16,643
Secured loan receivables, net	36,736	41,686
Other assets	16,670	15,625

Total assets	$1,514,384	$1,330,433

Liabilities and partners’ capital
Secured loan	$13,537	$13,654
Unsecured notes payable	652,527	652,752
Line of credit	—	20,000
Accrued interest payable	14,797	15,284
Distributions payable	21,077	17,694
Accounts payable and accrued expenses	11,101	10,555
Tenant security and escrow deposits	24,613	21,586
Other liabilities	10,296	10,463

Total liabilities	747,948	761,988
Partners’ capital:
Partners’ capital	766,436	568,445

Total liabilities and partners’ capital	$1,514,384	$1,330,433

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations

(unaudited)

(in thousands except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental income	$41,440	$33,874	$81,862	$67,514
Interest on secured loans and financing lease	1,076	1,082	2,162	2,141
Interest and other income	674	77	1,041	79

Total revenues	43,190	35,033	85,065	69,734
Expenses
Interest expense incurred	11,991	8,578	24,112	21,022
Amortization of deferred financing costs	975	805	1,956	1,706
Depreciation and amortization	10,439	8,099	19,948	16,097
General and administrative	6,271	3,446	11,664	17,283
Transaction costs	1,048	460	2,593	696
Loss on impairment	—	—	862	—
Reserve for uncollectible secured loans and other receivables	3,496	16	3,500	30
Loss (gain) on sale of assets, net	9	225	13	(39)
Loss on extinguishment of debt	501	—	501	10,974

Total expenses	34,730	21,629	65,149	67,769

Net income	$8,460	$13,404	$19,916	$1,965

Earnings per unit:
Basic:
Net income allocable to units	$0.15	$0.27	$0.37	$0.05
Diluted:
Net income allocable to units	$0.14	$0.26	$0.36	$0.04
Weighted average units outstanding:
Basic	57,200,336	49,209,693	53,236,524	36,269,087
Diluted	59,366,873	51,154,412	55,173,714	38,166,793

Distributions declared per unit	$0.36	$0.36	$0.72	$0.684

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statement of Changes in Partners’ Capital

(unaudited)

(in thousands)

Partners’ Capital
Balance at January 1, 2014	$568,445
Non-cash stock (unit)-based compensation	2,632
Units issued for settlement of vested units and exercised unit options, net	3,053
Distributions to partners	(38,920)
Capital contributions	60
Proceeds from issuance of common stock	221,720
Cost of raising capital	(10,470)
Net income	19,916

Balance at June 30, 2014	$766,436

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$19,916	$1,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,948	16,097
Amortization of deferred financing costs	1,956	1,706
Accretion of debt premium	(264)	(248)
Straight-line rental income, net	(1,694)	(4,224)
Rental income from intangible amortization, net	(407)	(732)
Non-cash stock (unit)-based compensation	2,632	10,392
Loss (gain) on sale of assets, net	13	(39)
Non-cash loss on extinguishment of debt	494	5,161
Loss on impairment	862	—
Reserve for uncollectible loans and other receivables	3,500	30
Changes in assets and liabilities:
Tenant receivables	(1,157)	(2,273)
Other assets	(1,251)	625
Accounts payable and accrued expenses	(3,180)	(2,915)
Tenant security deposits and other liabilities	3,479	(1,951)

Net cash provided by operating activities	44,847	23,594

Investing activities
Purchase of real estate	(187,070)	(25,626)
Proceeds from sales of real estate	622	2,606
Capital improvements	(5,266)	(7,916)
Development projects	(10,719)	(10,498)
Secured loan receivables received from others	5,034	2,361
Secured loan receivables funded to others	(3,295)	(2,707)

Net cash used in investing activities	(200,694)	(41,780)

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Financing activities
Borrowings of debt	$98,000	$145,000
Repayment of debt	(118,078)	(353,165)
Payment of financing costs	(4,566)	(5,283)
Capital contributions	17	425
Proceeds from issuance of common stock	221,720	303,600
Cost of raising capital	(10,470)	(25,387)
Units issued for settlement of vested stock and exercised unit options, net	3,053	—
Cash distributions to partners	(35,537)	(47,518)

Net cash provided by financing activities	154,139	17,672

Net decrease in cash and cash equivalents	(1,708)	(514)
Cash and cash equivalents:
Beginning of period	50,764	15,534

End of period	$49,056	$15,020

Supplemental cash flow information
Cash paid for interest	$25,156	$23,050

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$21,077	$27
Write-off of straight-line rent receivable	$1,380	$—
Write-off of deferred financing costs, net	$501	$5,161

See accompanying notes.

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation (AVIV or the REIT), is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that indirectly owns all of the real estate properties. In these footnotes, the Company refers generically to AVIV, the Partnership, and their subsidiaries. The Partnership was formed in 2010 and directly or indirectly owned or leased 304 properties, principally skilled nursing facilities (SNFs), across the United States at June 30, 2014. The Company is a fully integrated self-administered real estate investment trust that owns, acquires, develops and generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties.

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

On March 26, 2013, the REIT completed an initial public offering (IPO) of its common stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013. The Company received net proceeds, after underwriting discounts and commissions, of $282.3 million, exclusive of other costs of raising capital in consideration for the issuance and sale of approximately 15.2 million shares of common stock (which included approximately 2.0 million shares sold to the underwriters upon exercise of their option to purchase additional shares to cover over-allotments) at a price to the public of $20.00 per share. In connection with the IPO, the Partnership’s existing Class A, B, C, D and F Units were converted into a single class of OP units.

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT, limited partnership units of the Partnership which were converted into approximately 11.9 million OP units in connection with the IPO, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At June 30, 2014, there were approximately 47.2 million shares of common stock outstanding and 11.4 million OP units outstanding, which OP units are redeemable for cash or, at the REIT’s option, for shares of common stock of the REIT. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 80.5% and 76.4% as of June 30, 2014 and December 31, 2013, respectively. The REIT’s weighted average economic ownership of the Partnership for the three and six months ended June 30, 2014 and 2013 were 79.9%, 78.4%, 75.7%, and 71.5% respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the Quarterly Reports on Form 10-Q for the quarter ended June 30, 2014 of AVIV and the Partnership. AVIV is a real estate investment trust (REIT) and the general partner of the Partnership. The Partnership’s capital is comprised of OP units. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity is comprised of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital is comprised of OP units that are owned by AVIV and other investors. The OP units held by the other investors in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There is no difference between the assets and liabilities or net income of AVIV and the Partnership as of June 30, 2014.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with US generally accepted accounting principles, (US GAAP), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Quarterly Reporting

The accompanying unaudited financial statements and notes of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with US GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under US GAAP have been condensed or omitted pursuant to US GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in equity/partners’ capital, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2013, 2012, and 2011. The consolidated statements of operations and cash flows for the periods ended June 30, 2014 and 2013 are not necessarily indicative of full year results.

The balance sheets at December 31, 2013 have been derived from the audited financial statements at that date, but do not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	For the Six Months Ended June 30,
	2014	2013
	(in thousands)
Willmar, MN	$862	$—

	$862	$—

Purchase Accounting

The Company allocates the purchase price of facilities between net tangible and identified intangible assets acquired and liabilities assumed as a result of the Company purchasing the business and subsequently leasing the business to unrelated third party operators. The Company makes estimates of the fair value of the tangible and intangible assets and acquired liabilities using information obtained from multiple sources as a result of pre-acquisition due diligence, marketing, leasing activities of the Company’s operator base, industry surveys of critical valuation metrics such as capitalization rates, discount rates and leasing rates and appraisals (Level 3). The Company allocates the purchase price of facilities to net tangible and identified intangible assets and liabilities acquired based on their fair values in accordance with the provisions of ASC 805, Business Combinations (ASC 805). The determination of fair value involves the use of significant judgment and estimation.

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

Below is a summary of the components of rental income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash rental income	$41,243	$32,017	$79,761	$62,558
Straight-line rental income, net	58	1,491	1,694	4,224
Rental income from intangible amortization, net	139	366	407	732

Total rental income	$41,440	$33,874	$81,862	$67,514

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible secured loans and other receivables in the consolidated statements of operations.

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

Secured Loan Receivables

Secured loan receivables consist of capital improvement loans and secured loans to operators. Capital improvement loans represent the financing provided by the Company to the operator to acquire furniture, fixtures, and equipment while the operator is operating the facility. Secured loans to operators represent financing provided by the Company to operators for working capital needs. Secured loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding secured loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of June 30, 2014 and December 31, 2013, respectively, secured loan receivable reserves amounted to approximately $3.2 million and $0, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4, Secured Loan Receivables.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718) in accounting for its stock-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available. The non-cash stock-based compensation expense incurred by the Company through June 30, 2014 is summarized in Footnote 12, Equity Compensation Plan.

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

Cash and cash equivalents are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loans, unsecured notes payable, and a line of credit with a carrying value of approximately $666.1 million and $686.4 million as of June 30, 2014 and December 31, 2013, respectively. The fair values of debt as of June 30, 2014 and December 31, 2013 were $707.0 million and $705.8 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its secured loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for secured loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loan receivables with a carrying value of approximately $36.7 million and $41.7 million as of June 30, 2014 and December 31, 2013, respectively. The fair values of secured loan receivables as of June 30, 2014 and December 31, 2013 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a REIT effective as of our taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to September 2010, the Partnership was taxed as a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of June 30, 2014 and December 31, 2013, respectively.

Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent OP units held by individuals and entities other than AVIV.

Noncontrolling interests—operating partnership, which can be settled by issuance of unregistered shares of AVIV’s common stock are reported in the equity section of the consolidated balance sheets of AVIV. They are adjusted for income, losses and distributions allocated to OP units not held by AVIV. Adjustments to noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Partnership by holders of OP units as a result of the redemptions of OP units for cash or, at the election of AVIV, in exchange for shares of AVIV’s common stock.

Prior to the IPO, the capital structure of the Company’s operating partnership consisted of six classes of partnership units, each of which had different capital accounts and each of which was entitled to different distributions. In connection with the IPO, each class of units of the Partnership was converted into an aggregate of 11,938,420 OP units held by investors other than AVIV in the Partnership. As of June 30, 2014, there were 11,443,312 OP units outstanding.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic,Accounting Standards Codification Topic 606 (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact the adoption of Topic 606 will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Assets

2014 Acquisitions

The Company had the following acquisitions during the six months ended June 30, 2014 as described below:

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	SNF/ALF/ILF	MN	$40,000
January	SNF	TX	15,920
March	SNF	IA	13,500
March	SNF	KY	35,000
April	SNF	FL	6,000
April	SNF	TX	53,700
May	SNF	TX	3,600
May	SNF	CA	13,350
June	SNF	KY	6,000

			187,070
February	Land Held for Development	TX	2,110

			$189,180

The following table illustrates the effect on total revenues and net income as if we had consummated the acquisitions as of January 1, 2013 (in thousands, unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$43,259	$39,936	$88,291	$79,539
Net income	8,819	16,352	23,708	8,474

For the three and six months ended June 30, 2014, revenues attributable to the acquired assets in 2014 were approximately $4.8 million and $6.6 million and net income attributable to the acquired assets was approximately $2.6 million and $2.7 million, respectively, recognized in the consolidated statements of operations.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. Related to the above acquisitions, the Company incurred $0.5 million and $1.7 million of transaction costs for the three and six months ended June 30, 2014, respectively.

In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2014 as follows (in thousands):

Land	$21,090
Buildings and improvements	150,210
Furniture, fixtures and equipment	15,770
Land held for development	2,110

Borrowings and available cash	$189,180

The Company’s purchase price allocation for the 2014 acquisitions and subsequent leasing of assets does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

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

2014 Dispositions

For the three months ended June 30, 2014, the Company disposed of one property for a total sales price of $0.1 million, and the Company recognized a net loss on sale of approximately $8,500. The total sales price and net loss are net of transaction costs incurred in relation to the closings at the time of disposition.

For the six months ended June 30, 2014, the Company disposed of two properties for a total sales price of $0.6 million, and the Company recognized a net loss on sale of approximately $13,000. The total sales price and net loss are net of transaction costs incurred in relation to the closings at the time of disposition.

Construction in Process

The following summarizes the Company’s construction in progress and land held for development during the six months ended June 30, 2014 (in thousands):

June 30, 2014
Beginning balance, January 1	$23,292
Additions	12,576
Placed in service	(16,595)

$19,273

During 2014 and 2013, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2014, the Company placed into service four completed investment projects at four properties located in California, Pennsylvania, and Texas. In 2013, the Company placed into service one completed investment project at one property located in California. In accordance with ASC 835, Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 7.0% for the three and six months ended June 30, 2014. The balance of capitalized interest within construction in progress at June 30, 2014 and December 31, 2013 was $0.3 million and $0.8 million, respectively. The amount capitalized during the three and six months ended June 30, 2014 and 2013, relative to interest incurred was $0.1 million, $0.3 million, $0.1 million, and $0.2 million, respectively.

4. Secured Loan Receivables

The following summarizes the Company’s secured loan receivables, net activity during the six months ended June 30, 2014 (in thousands):

	June 30, 2014
	Capital Improvement Loans	Secured Operator Loans	Total Loans
Beginning balance, January 1, 2014	$17,664	$24,022	$41,686
New loans issued	—	3,295	3,295
Reserve for uncollectible secured loans	—	(3,211)	(3,211)
Loan amortization and repayments	(737)	(4,297)	(5,034)

	$16,927	$19,809	$36,736

Interest income on secured loans and financing leases for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Capital improvement loan receivable	$460	$401	$925	$797
Secured operator loan receivables	248	317	503	618
Direct financing lease	368	364	734	726

Total interest on secured loans and financing lease	$1,076	$1,082	$2,162	$2,141

The Company’s reserve on a loan-by-loan basis for uncollectible secured loan receivables balances at June 30, 2014 and December 31, 2013 was approximately $3.2 million and $0, respectively, and any movement in the reserve is reflected in reserve for uncollectible loan and other receivables in the consolidated statements of operations. The gross balance of secured loan receivables for which a reserve on a loan-by-loan basis for uncollectible secured loan receivables has been applied was approximately $3.2 million and $0, at June 30, 2014 and December 31, 2013, respectively.

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

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Gross amount	$25,506	$21,881
Accumulated amortization	(6,892)	(5,238)

Net	$18,614	$16,643

For the three and six months ended June 30, 2014, the Company wrote-off deferred financing costs of approximately $0.8 million with approximately $0.3 million of accumulated amortization associated with the refinancing of the Company’s secured Revolving Credit Facility (as defined below) to a new unsecured revolving credit facility for the net recognition as loss on extinguishment of debt of approximately $0.5 million.

6. Intangible Assets and Liabilities

The following summarizes the Company’s intangible assets and liabilities classified as part of other assets or other liabilities at June 30, 2014 and December 31, 2013, respectively (in thousands):

	Assets
	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$5,777	$(3,002)	$2,775	$6,437	$(3,452)	$2,985
In-place lease assets	652	(163)	489	652	(130)	522
Operator relationship	212	(42)	170	212	(34)	178

	$6,641	$(3,207)	$3,434	$7,301	$(3,616)	$3,685

	Liabilities
	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$13,233	$(6,286)	$6,947	$17,623	$(10,059)	$7,564

Amortization expense for in-place lease assets and operator relationship was $0.02 million, $0.04 million, $0.02 million and $0.04 million for the three and six months ended June 30, 2014 and 2013, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations. Amortization expense for the above market leases intangible asset for the three and six months ended June 30, 2014 and 2013 was approximately $0.09 million, $0.2 million, $0.1 million and $0.2 million, respectively, and is included as a component of rental income in the consolidated statements of operations. Accretion for the below market leases intangible liability for the three and six months ended June 30, 2014 and 2013 was approximately $0.2 million, $0.6 million, $0.5 million and $1.0 million, respectively, and is included as a component of rental income in the consolidated statements of operations.

For the three and six months ended June 30, 2014, the Company wrote-off fully amortized above market leases intangible assets of approximately $0 and $0.7 million, respectively, and fully amortized below market leases intangible liabilities of approximately $0 and $4.4 million, respectively, for a net recognition of $0 and $0 in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities.

7. Leases

As of June 30, 2014, the Company’s portfolio of investments consisted of 304 healthcare facilities, located in 29 states and operated by 39 third party operators. At June 30, 2014, approximately 48.3% (measured as a percentage of total assets) were leased by five private operators: Saber Health Group (12.9%), Daybreak Healthcare (11.2%), Fundamental (9.5%), Maplewood (7.9%), and EmpRes (6.8%). No other operator represents more than 5.1% of the Company’s total assets. The five states in which the Company had its highest concentration of total assets were Texas (19.5%), Ohio (13.7%), California (12.2%), Connecticut (7.1%), and Pennsylvania (5.1%), at June 30, 2014.

For the six months ended June 30, 2014, the Company’s rental income from operations totaled approximately $81.9 million of which approximately $11.3 million was from Daybreak Healthcare (13.8%), $10.8 million from Saber Health Group (13.2%), and $6.2 million from EmpRes (7.5%). No other operator generated more than 6.7% of the Company’s rental income from operations for the six months ended June 30, 2014.

8. Debt

The Company’s secured loans, unsecured notes payable and line of credit consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
HUD loan (interest rate of 5.00% on June 30, 2014 and December 31, 2013), inclusive of a $2.4 million and $2.4 million premium balance at June 30, 2014 and December 31, 2013, respectively	$13,537	$13,654
2019 Notes (interest rate of 7.75% on June 30, 2014 and December 31, 2013), inclusive of $2.5 million and $2.8 million net premium balance, respectively	402,527	402,752
2021 Notes (interest rate of 6.00% on June 30, 2014 and December 31, 2013)	250,000	250,000
Revolving Credit Facility (interest rate of 2.52% on December 31, 2013)	—	20,000

Total	$666,064	$686,406

The Company used approximately $118.0 million of the net proceeds from the Equity Offering (as defined below) to repay all outstanding indebtedness under the Revolving Credit Facility.

2019 Notes

On February 4, 2011, April 5, 2011 and March 28, 2012, the Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7 3/4% Senior Notes due in 2019 (the 2019 Notes), respectively. The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019 and bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. Premiums of approximately $2.75 million and $1.0 million were associated with the offerings of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premiums will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds to, amongst other things, pay down the outstanding balance of previous credit facilities during 2012.

2021 Notes

On October 16, 2013, the Issuers issued $250 million of 6% Senior Notes due in 2021 (2021 Notes). The REIT is a guarantor of the Issuers’ 2021 Notes. The 2021 Notes are unsecured senior obligations of the Issuers and will mature on October 15, 2021 and bear interest at a rate of 6.00% per annum, payable semiannually to holders of record at the close of business on the April 1 or the October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2014. The Company used the net proceeds to, amongst other things, pay down approximately $135.0 million of the outstanding indebtedness under the Revolving Credit Facility during 2013.

Credit Facility

On March 26, 2013, the Company, through Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company paid interest only in arrears on any outstanding principal balance. The interest rate was based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility was payable quarterly in arrears.

On May 14, 2014, the Company terminated the Revolving Credit Facility and, through Aviv Healthcare Properties, LP, entered into a new $600 million unsecured revolving credit facility (the Credit Facility). The Credit Facility has a rate that ranges from 170 to 225 basis points over LIBOR depending on the Company’s consolidated leverage and a maturity date of May 14, 2018. The Credit Facility can be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions, and contains an accordion feature increasing the borrowing capacity to $800 million. As of June 30, 2014, the Credit Facility had a balance of $0.

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

10. Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent the OP units held by individuals and entities other than AVIV. Accordingly, the following discussion related to noncontrolling interests—operating partnership of the REIT refers equally to OP units of the Partnership.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of AVIV’s common stock, if and when AVIV’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their OP units for redemption, in an amount equal to the fair market value of AVIV’s common stock. AVIV may elect to redeem tendered OP units for cash or for shares of AVIV’s common stock. During the three and six months ended June 30, 2014, OP unitholders redeemed a total of 68,500 and 172,971 OP units in exchange for an equal number of shares of common stock of AVIV.

11. Stockholders’ Equity of the REIT and Partners’ Capital of the Partnership

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the three months ended June 30, (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$4,120	$17,000
2013	$—	$—	$—	$—	$—	$4,298	$14,330

Distributions accrued in accordance with declaration to the Partnership’s partners are summarized as follows for the six months ended June 30, (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$8,264	$30,656
2013	$2,797	$97	$146	$—	$554	$4,584	$20,851

In connection with the IPO, each class of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP units held by the REIT and 11,938,420 OP units held by other investors of the Partnership. As a result, Class A, B, C, D and F Units are no longer outstanding, and the Partnership has had a single class of OP units since March 26, 2013. As noted above, the OP units held by other investors in the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis. The weighted-average units outstanding for each class of units are summarized as follows for the three months ended June 30:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	—	—	—	—	—	11,486,502	45,713,834
2013	—	—	—	—	—	11,938,420	37,271,273

The weighted-average units outstanding for each class of units are summarized as follows for the six months ended June 30:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	—	—	—	—	—	11,509,439	41,727,085
2013	6,324,386	2,124,129	—	3,780	1,260,865	6,331,980	29,937,107

During the six months ended June 30, 2014 and 2013 the Company had the following equity and capital activity:

•	AVIV issued an aggregate of 16,361 and 0 shares of common stock in connection with the Company’s annual grant of unrestricted stock to management, respectively;

•	AVIV issued an aggregate of 16,618 and 70,000 shares of common stock in connection with the Company’s annual grant of unrestricted and restricted stock to its Board of Directors, respectively;

•	AVIV reserved for issuance an aggregate of 144,905 and 0 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, respectively;

•	AVIV issued 15,180,000 shares in connection with the IPO on March 26, 2013 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $282.3 million;

•	AVIV issued 9,200,000 shares on April 15, 2014 in connection with an underwritten public offering of shares of AVIV’s common stock that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $211.3 million (the Equity Offering);

•	OP unit holders redeemed a total of 172,971 and 0 OP units in exchange for an equal number of shares of AVIV’s common stock, respectively; and

•	AVIV issued 174,467 and 0 shares of common stock in connection with an option exercise, respectively.

For the six months ended June 30, 2014, AVIV declared the following cash dividends on its common stock, of which the Partnership declared equivalent distributions on its OP units:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
March 18, 2014	March 31, 2014	$0.36	April11, 2014
May 27, 2014	June 27, 2014	$0.36	July11, 2014

Total		$0.72

12. Equity Compensation Plan

Prior to September 2010, the Partnership had established an officer incentive program linked to its future value. Class D units were periodically granted to employees of Aviv Asset Management, L.L.C. (AAM), a subsidiary of the Operating Partnership. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing. If the employee is no longer employed on such date, the award is forfeited. The remainder of the Class D Units were time-based awards under ASC 718 and such fair value determined on the grant date was recognized over the vesting period. On March 26, 2013, the performance component Class D Units vested and along with time based units were converted to OP units in connection with the IPO, and $0.9 million of expense was recognized.

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

During 2013, the Company issued 70,500 RSAs, of which 23,250 shares were issued, vested, and are unrestricted and 47,250 shares were issued and are subject to a vesting period. During the six months ended June 30, 2014, 15,750 of the 47,250 RSAs vested. Additionally, the Company issued 226,585 RSUs, of which 17,470 were subsequently forfeited prior to the year ended December 31, 2013. Of these 226,585 RSUs, 16,361 shares were issued and vested in the six months ended June 30, 2014 and an additional 1,762 RSUs were forfeited. Some of these RSUs are subject to time vesting, and some are subject to performance vesting. The time-based equity RSUs generally vest over a period of two to three years, subject to the employee’s continued employment with the Company. The performance-based RSUs are earned on the basis of Total Shareholder Return (TSR) on the Company’s stock compared to the TSR of a defined group of peer companies. The first installment of the performance based RSUs are based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the RSUs will vest on December 31, 2014 and the remaining will vest on December 31, 2015. The RSUs carry dividend equivalent rights that are subject to the same vesting terms as the underlying RSUs.

During the six months ended June 30, 2014, the Company issued 144,905 RSUs of which 1,554 have been forfeited. Some of these RSUs are subject to time vesting and some are subject to performance vesting. The time-based RSUs cliff vest over a period of three years, subject to the employee’s continued employment with the Company. The performance-based RSUs cliff vest on the basis of TSR on the Company’s stock compared to the TSR of a defined group of peer companies. Approximately half of the performance based RSUs are based on the companies comprising the NAREIT Equity Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. Approximately half are based on the companies in the Bloomberg Healthcare REIT Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. If the service and performance conditions are met, the RSUs will vest on December 31, 2016.

For the three and six months ended June 30, 2014 and 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $1.5 million, $2.6 million, $0.04 million, and $0.5 million, respectively.

Restricted stock grants vest over specified periods of time as long as the employee remains with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Six Months Ended
	June 30, 2014		June 30, 2013
	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant
Unvested balance at January 1	256,092	$29.93	—	$—
Granted	157,106	$26.51	70,000	$20.00
Vested (1)	(40,055)	$23.06	(22,750)	$20.00
Forfeited	(3,368)	$29.13	—	$—

Unvested balance at June 30	369,775	$29.36	47,250	$20.00

(1)	Includes 7,944 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $0.2 million in 2014. A net of 32,111 shares of common stock were delivered in the six months ended June 30, 2014.

As of June 30, 2014, total unearned compensation on restricted stock was $7.8 million, and the weighted average vesting period was 1.92 years.

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

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Goldberg Lindsay & Co., LLC holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the six months ended June 30, 2014, $2.4 million was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the six months ended June 30, 2014 and 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
Outstanding at January 1	5,870,138	1,956,713
Exercised	(174,467)	—
Awards vested at IPO	—	3,913,425

Outstanding at June 30	5,695,671	5,870,138

Options exercisable at end of period	—	—
Weighted average fair value of options granted	$2.20	$2.20

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the six months ended June 30, 2014 and 2013 as well as other MIP data:

	2014	2013
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,695,671	5,870,138
Remaining contractual life (years)	6.77	8.05
Weighted average exercise price	$17.44	$17.47

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. In connection with the IPO, all options outstanding under the MIP became fully-vested, and the plan was retired. There were no options awarded in the six months ended June 30, 2014 or 2013.

The Company recorded non-cash compensation expenses of approximately $0, $0, $0, and $9.0 million for the three and six months ended June 30, 2014 and 2013, respectively, related to the time and performance based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.

At June 30, 2014, there is no unrecognized compensation cost to be recognized related to the option awards.

Dividend equivalent rights associated with the MIP that became payable upon vesting amounted to $0, $0, $0 and $15.4 million for the three and six months ended June 30, 2014 and 2013, respectively.

13. Earnings Per Common Share of the REIT

The following table shows the amounts used in computing the basic and diluted earnings per common share (in thousands except for share and per share amounts).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for earnings per common share—basic:
Net income	$8,460	$13,404	$19,916	$1,965
Net income allocable to noncontrolling interests	(1,699)	(3,257)	(4,306)	(560)

Numerator for earnings per common share—basic	$6,761	$10,147	$15,610	$1,405

Numerator for earnings per common share—diluted:
Numerator for earnings per common share—basic	$6,761	$10,147	$15,610	$1,405
Net income allocable to noncontrolling interests—OP units	1,699	3,257	4,306	297

Numerator for earnings per common share—diluted	$8,460	$13,404	$19,916	$1,702

Denominator for earnings per common share—basic and diluted:
Denominator for earnings per common share—basic	45,715,874	37,271,273	41,728,111	29,937,107
Effect of dilutive securities:
Noncontrolling interests—OP units	11,484,462	11,938,420	11,508,413	6,331,980
Stock options	2,031,963	1,932,841	1,841,567	1,891,604
Restricted stock units	134,574	11,878	95,623	6,102

Denominator for earnings per common share—diluted	59,366,873	51,154,412	55,173,714	38,166,793

Basic earnings per common share
Net income allocable to common stockholders	$0.15	$0.27	$0.37	$0.05
Diluted earnings per common share
Net income allocable to common stockholders	$0.14	$0.26	$0.36	$0.04

14. Earnings Per Unit of the Partnership

The following table shows the amounts used in computing the basic and diluted earnings per unit (in thousands except for unit and per unit amounts).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for earnings per unit—basic:
Net income	$8,460	$13,404	$19,916	$1,965
Net income allocable to limited partners	—	—	—	(263)

Numerator for earnings per unit—basic:	$8,460	$13,404	$19,916	$1,702

Numerator for earnings per unit—diluted:
Numerator for earnings per unit—diluted	$8,460	$13,404	$19,916	$1,702
Denominator for earnings per unit—basic and diluted:
Denominator for basic earnings per unit—basic	57,200,336	49,209,693	53,236,524	36,269,087
Effective dilutive securities:
Stock options	2,031,963	1,932,841	1,841,567	1,891,604
Restricted stock units	134,574	11,878	95,623	6,102

Denominator for earnings per unit—diluted	59,366,873	51,154,412	55,173,714	38,166,793

Basic earnings per unit:
Net income allocable to units	$0.15	$0.27	$0.37	$0.05
Diluted earnings per unit:
Net income allocable to units	$0.14	$0.26	$0.36	$0.04

15. Subsequent Events

On July 1, 2014, the Company acquired three properties in Missouri for a purchase price of $16.2 million from an unrelated third party.

On July 10, 2014, the Company acquired three properties and two land parcels in Massachusetts for a purchase price of $94.3 million. Sidney and Evelyn Insoft, the parents of Steven Insoft, the Company’s President and Chief Operating Officer, jointly hold a 50% equity interest in the sellers of the properties, representing a gross economic interest in the sale of approximately $47.1 million. The Company believes that the terms of the acquisition were fair and reasonable and reflect terms that the Company would expect to obtain in an arm’s length transaction for comparable properties.

The following table illustrates the effect on total revenues and net income as if we had consummated the above acquisitions, as well as those noted in Note 3, Real Estate Assets, as of January 1, 2013 (unaudited).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$46,636	$43,314	$95,046	$86,294
Net income	12,071	19,603	30,210	14,976

16. Condensed Consolidating Information

AVIV and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our 2019 Notes and 2021 Notes issued in February 2011, April 2011, March 2012 and October 2013. The 2019 Notes and 2021 Notes were issued by the Partnership and Aviv Healthcare Capital Corporation. Separate financial statements of the guarantors are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors were not obligated with respect to the 2019 Notes and 2021 Notes. The properties held by the Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014, and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$51	$1,332,647	$15,820	$—	$1,348,518
Cash and cash equivalents	48,021	529	506	—	49,056
Deferred finance costs, net	18,600	—	14	—	18,614
Other	21,562	73,683	2,951	—	98,196
Investment in and due from related parties, net	1,368,488	—	—	(1,368,488)	—

Total assets	$1,456,722	$1,406,859	$19,291	$(1,368,488)	$1,514,384

Liabilities and partners’ capital
Secured loan	$—	$—	$13,537	$—	$13,537
Unsecured loan	652,527	—	—	—	652,527
Accrued interest payable	14,750	—	47	—	14,797
Dividends and distributions payable	21,077	—	—	—	21,077
Accounts payable and accrued expenses	839	10,103	159	—	11,101
Tenant security and escrow deposits	128	24,233	252	—	24,613
Other liabilities	965	9,331	—	—	10,296

Total liabilities	690,286	43,667	13,995	—	747,948
Total partners’ capital	766,436	1,363,192	5,296	(1,368,488)	766,436

Total liabilites and partners’ capital	$1,456,722	$1,406,859	$19,291	$(1,368,488)	$1,514,384

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$55	$1,148,057	$15,376	$—	$1,163,488
Cash and cash equivalents	50,709	(714)	769	—	50,764
Deferred finance costs, net	12,681	3,948	14	—	16,643
Other	25,260	71,372	2,906	—	99,538
Investment in and due from related parties, net	1,168,729	—	—	(1,168,729)	—

Total assets	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

Liabilities and partners’ capital
Secured loan	$—	$—	$13,654	$—	$13,654
Unsecured loan	652,752	—	—	—	652,752
Line of credit	—	20,000	—	—	20,000
Accured interest payable	14,750	487	47	—	15,284
Dividends and distributions payable	17,694	—	—	—	17,694
Accounts payable and accrued expenses	2,082	8,473	—	—	10,555
Tenant security and escrow deposits	765	20,572	249	—	21,586
Other liabilities	946	9,517	—	—	10,463

Total liabilities	688,989	59,049	13,950	—	761,988
Total partners’ capital	568,445	1,163,614	5,115	(1,168,729)	568,445

Total liabilites and partners’ capital	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$41,084	$356	$—	$41,440
Interest on secured loans and financing lease	219	857	—	—	1,076
Interest and other income	400	274	—	—	674

Total revenues	619	42,215	356	—	43,190
Expenses
Interest expense incurred	11,492	359	140	—	11,991
Amortization of deferred financing costs	762	213	—	—	975
Depreciation and amortization	2	10,333	104	—	10,439
General and administrative	2,490	3,767	14	—	6,271
Transaction costs	55	993	—	—	1,048
Reserve for uncollectible secured loan receivables and other receivables	3,211	285	—	—	3,496
Loss on sale of assets, net	—	9	—	—	9
Loss on extinguishment of debt	—	501	—	—	501

Total expenses	18,012	16,460	258	—	34,730

Net (loss) income	(17,393)	25,755	98	—	8,460
Equity in income (loss) of subsidiaries	25,853	—	—	(25,853)	—

Net income (loss) allocable to units	$8,460	$25,755	$98	$(25,853)	$8,460

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$32,947	$927	$—	$33,874
Interest on secured loans and financing lease	296	786	—	—	1,082
Interest and other income	4	73	—	—	77

Total revenues	300	33,806	927	—	35,033
Expenses
Interest expense incurred	7,643	793	142	—	8,578
Amortization of deferred financing costs	365	440	—	—	805
Depreciation and amortization	1	7,927	171	—	8,099
General and administrative	929	2,479	38	—	3,446
Transaction costs	117	345	(2)	—	460
Reserve for uncollectible secured loan receivables and other receivables	(10)	26	—	—	16
Loss on sale of assets, net	—	85	140	—	225
Loss on extinguishment of debt	—	—	—	—	—

Total expenses	9,045	12,095	489	—	21,629

Net (loss) income	(8,745)	21,711	438	—	13,404

Equity in income (loss) of subsidiaries	22,149	—	—	(22,149)	—

Net income (loss) allocable to units	$13,404	$21,711	$438	$(22,149)	$13,404

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$81,154	$708	$—	$81,862
Interest on secured loans and financing lease	448	1,714	—	—	2,162
Interest and other income	474	567	—	—	1,041

Total revenues	922	83,435	708	—	85,065
Expenses
Interest expense incurred	22,666	1,166	280	—	24,112
Amortization of deferred financing costs	1,300	656	—	—	1,956
Depreciation and amortization	4	19,740	204	—	19,948
General and administrative	4,873	6,744	47	—	11,664
Transaction costs	82	2,510	1	—	2,593
Loss on impairment	—	862	—	—	862
Reserve for uncollectible secured loan receivables and other receivables	3,211	289	—	—	3,500
Loss on sale of assets, net	—	13	—	—	13
Loss on extinguishment of debt	—	501	—	—	501

Total expenses	32,136	32,481	532	—	65,149

Net (loss) income	(31,214)	50,954	176	—	19,916
Equity in income (loss) of subsidiaries	51,130	—	—	(51,130)	—

Net income (loss) allocable to units	$19,916	$50,954	$176	$(51,130)	$19,916

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$65,661	$1,853	$—	$67,514
Interest on secured loans and financing lease	574	1,567	—	—	2,141
Interest and other income	4	75	—	—	79

Total revenues	578	67,303	1,853	—	69,734
Expenses
Interest expense incurred	15,291	5,405	326	—	21,022
Amortization of deferred financing costs	725	981	—	—	1,706
Depreciation and amortization	3	15,751	343	—	16,097
General and administrative	12,321	4,906	56	—	17,283
Transaction costs	182	498	16	—	696
Loss on impairment	—	—	—	—
Reserve for uncollectible secured loan receivables and other receivables	(10)	51	(11)	—	30
Gain on sale of assets, net	—	375	(414)	—	(39)
Loss on extinguishment of debt	—	10,974	—	—	10,974

Total expenses	28,512	38,941	316	—	67,769

Net (loss) income	(27,934)	28,362	1,537	—	1,965

Equity in income (loss) of subsidiaries	29,899	—	—	(29,899)	—

Net income (loss) allocable to units	$1,965	$28,362	$1,537	$(29,899)	$1,965

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$177,998	$222,540	$305	$—	$44,847
Investing activities
Purchase of real estate	—	(187,070)	—	—	(187,070)
Proceeds from sales of real estate	—	622	—	—	622
Capital improvements	—	(4,776)	(490)	—	(5,266)
Development projects	—	(10,719)	—	—	(10,719)
Secured loan receivables received from others	1,329	3,705	—	—	5,034
Secured loan receivables funded to others	(236)	(3,059)	—	—	(3,295)

Net cash provided by (used in) investing activities	1,093	(201,297)	(490)	—	(200,694)
Financing activities
Borrowings of debt	—	98,000	—	—	98,000
Repayment of debt	—	(118,000)	(78)	—	(118,078)
Payment of financing costs	(4,566)	—	—	—	(4,566)
Capital contributions	17	—	—	—	17
Public offering proceeds	221,720	—	—	—	221,720
Cost of raising capital	(10,470)	—	—	—	(10,470)
Units issued for settlement of vested stock and exercised unit options, net	3,053	—	—	—	3,053
Cash distributions to partners	(35,537)	—	—	—	(35,537)

Net cash provided by (used in) financing activities	174,217	(20,000)	(78)	—	154,139

Net (decrease) increase in cash and cash equivalents	(2,688)	1,243	(263)	—	(1,708)
Cash and cash equivalents:
Beginning of period	50,709	(714)	769	—	50,764

End of period	$48,021	$529	$506	$—	$49,056

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(233,400)	$257,503	$(509)	$—	$23,594
Investing activities
Purchase of real estate	—	(25,626)	—	—	(25,626)
Proceeds from sales of real estate	—	1,773	833	—	2,606
Capital improvements	—	(7,884)	(32)	—	(7,916)
Development projects	—	(10,498)	—	—	(10,498)
Secured loan receivables received from others	1,581	780	—	—	2,361
Secured loan receivables funded to others	(369)	(2,338)	—	—	(2,707)

Net cash provided by (used in) investing activities	1,212	(43,793)	801	—	(41,780)
Financing activities
Borrowings of debt	—	145,000	—	—	145,000
Repayment of debt	—	(353,091)	(74)	—	(353,165)
Payment of financing costs	—	(5,282)	(1)	—	(5,283)
Capital contributions	425	—	—	—	425
Initial public offering proceeds	303,600	—	—	—	303,600
Cost of raising capital	(25,387)	—	—	—	(25,387)
Cash distributions to partners	(47,518)	—	—	—	(47,518)

Net cash provided by (used in) financing activities	231,120	(213,373)	(75)	—	17,672

Net increase (decrease) in cash and cash equivalents	(1,068)	337	217	—	(514)
Cash and cash equivalents:
Beginning of period	16,869	(1,861)	526	—	15,534

End of period	$15,801	$(1,524)	$743	$—	$15,020

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Aviv REIT, Inc., or AVIV, is a self-administered REIT, specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. AVIV is the sole general partner of Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to Aviv REIT, Inc., its controlled subsidiaries, Aviv Healthcare Properties Limited Partnership and its controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We are entitled to a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of June 30, 2014, our portfolio consisted of 304 properties in 29 states leased to 39 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 20.0% of our contractual rent as of June 30, 2014. Our properties are leased to a diversified group of operators, with no single operator representing more than 12.9% of our contractual rent as of June 30, 2014. When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

As a result of our many years of industry experience, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of June 30, 2014, 65% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.5% of our contractual rent as of June 30, 2014 are supported by personal and/or corporate guarantees and leases representing 87.1% of our contractual rent for the same period are master leases or leases with cross-default provisions, which master leases and cross-default provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of June 30, 2014, 16.5% of our leases are scheduled to expire before 2019.

We finance investments through borrowings under our credit facility, issuances of unsecured senior notes and equity securities, project-specific first mortgages or a combination of these methods. We compete with other public and private companies who provide lease and/or mortgage financing to operators of a variety of different types of healthcare properties. While the overall landscape for healthcare finance is competitive, we are disciplined and selective about the investments we make and have a strong track record of identifying qualified operators and attractive markets in which to invest. We have built a high-quality and strategically-diversified portfolio of operators and properties.

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

Our indebtedness is comprised principally of the unsecured obligations under our 2019 Notes, our 2021 Notes and our Credit Facility, each described in further detail under “ —Liquidity and Capital Resources—Indebtedness Outstanding”. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The third-party payments include approximately 75%from the federal Medicare program and state Medicaid programs and approximately 25% from private insurance companies or private-pay residents. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix of payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. We believe the portfolio occupancy, the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years.

Results of Operations

This Quarterly Report on Form 10-Q contains unaudited financial statements and other financial data for each of AVIV and the Partnership. As noted above, AVIV is the sole general partner of the Partnership and, as of June 30, 2014, owned 80.5% of the economic interest in the Partnership. All of the Company’s operations are conducted by the Partnership which is consolidated by AVIV for financial reporting purposes, and therefore the following information is the same for AVIV and the Partnership.

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Revenues

Revenues increased $8.2 million, or 23.3%, from $35.0 million for the three months ended June 30, 2013 to $43.2 million for the same period in 2014. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2013 and 2014 and the factors set forth below.

Revenues increased $15.4 million, or 22.0%, from $69.7 million for the six months ended June 30, 2013 to $85.1 million for the same period in 2014. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2013 and 2014 and the factors set forth below.

Detailed changes in revenues for the three and six months ended June 30, 2014 compared to the same period in 2013 were as follows:

•	Rental income increased $7.5 million, or 22.3%, from $33.9 million for the three months ended June 30, 2013 to $41.4 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $8.8 million associated with acquisitions and investments made during 2013 and 2014. There were no material changes to renewed leases or rent increases associated with tenant improvements during the quarter.

•	Rental income increased $14.4 million, or 21.3%, from $67.5 million for the six months ended June 30, 2013 to $81.9 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $15.2 million associated with acquisitions and investments made during 2013 and 2014. There were no material changes to renewed leases or rent increases associated with tenant improvements for the six months ended June 30, 2014.

•	Interest on secured loans remained materially consistent for the three months ended June 30, 2013 compared to the same period in 2014.

•	Interest on secured loans remained materially consistent for the six months ended June 30, 2013 compared to the same period in 2014.

•	Interest and other income increased $0.6 million from $0.08 million for the three months ended June 30, 2013 to $0.7 million for the same period in 2014. The increase is primarily due to non-recurring income from the sale of bed licenses at a facility.

•	Interest and other income increased $0.9 million from $0.1 million for the six months ended June 30, 2013 to $1.0 million for the same period in 2014. The increase is primarily due to non-recurring income from the sale of bed licenses at two facilities.

Expenses

Expenses increased $13.1 million, or 60.6%, from $21.6 million for the three months ended June 30, 2013 to $34.7 million for the same period in 2014. The increase was primarily due to increases of $3.5 million in reserve for uncollectible loans and other receivables, $3.4 million in interest expense incurred and $2.8 million in general and administrative expenses.

Expenses decreased $2.6 million, or 3.9%, from $67.8 million for the six months ended June 30, 2013 to $65.1 million for the same period in 2014. The decrease was primarily due to decreases of $10.5 million in loss on extinguishment of debt and $5.6 million in general and administrative expenses, offset by increases of $3.9 million in depreciation and amortization, $3.5 million in reserve for uncollectible loans and other receivables and $3.1 million in interest expense incurred.

Detailed changes in our expenses for the three and six months ended June 30, 2014 compared to the same period in 2013 were as follows:

•	Interest expense incurred increased $3.4 million, or 39.8%, from $8.6 million for the three months ended June 30, 2013 to $12.0 million for the same period in 2014. The increase was a result of an increase in interest related to the bonds issued in the fourth quarter of 2013 offset by the decrease in interest related to the pay down of debt.

Interest expense incurred increased $3.1 million, or 14.7%, from $21.0 million for the six months ended June 30, 2013 to $24.1 million for the same period in 2014. The increase was a result of an increase in interest related to the bonds issued in the fourth quarter of 2013 offset by the decrease in interest related to the pay down of debt.

•	Amortization of deferred financing costs remained materially consistent for the three months ended June 30, 2013 compared to the same period in 2014.

Amortization of deferred financing costs remained materially consistent for the six months ended June 30, 2013 compared to the same period in 2014.

•	Depreciation and amortization expense increased $2.3 million, or 28.9%, from $8.1 million for the three months ended June 30, 2013 to $10.4 million for the same period in 2014. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2013 and 2014.

Depreciation and amortization expense increased $3.9 million, or 23.9%, from $16.1 million for the six months ended June 30, 2013 to $19.9 million for the same period in 2014. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2013 and 2014.

•	General and administrative expense increased $2.8 million, or 82.0%, from $3.4 million for the three months ended June 30, 2013 to $6.3 million for the same period in 2014. This increase was primarily due to an increase in non-cash stock-based compensation expense related to the 2013 Long-Term Incentive Plan and an increase in salaries and bonuses as a result of the hiring of additional employees.

General and administrative expense decreased $5.6 million, or 32.5%, from $17.3 million for the six months ended June 30, 2013 to $11.7 million for the same period in 2014. This decrease was primarily due to $9.7 million of non-cash stock-based compensation expense that was recorded as a result of the vesting of outstanding options in connection with the IPO in 2013 compared to $2.6 million of non-cash stock based compensation expense that was recorded in 2014 related to the 2013 Long-Term Incentive Plan offset by a $2.2 million increase in salaries and bonuses as a result of the hiring of additional employees.

•	Transaction costs increased $0.6 million from $0.5 million for the three months ended June 30, 2013 to $1.0 million for the same period in 2014. This increase was primarily due to the acquisition of 10 properties during the six months ended June 30, 2014 compared to the acquisition of only eight properties during the same period in 2013.

Transaction costs increased $1.9 million from $0.7 million for the six months ended June 30, 2013 to $2.6 million for the same period in 2014. This increase was primarily due to the acquisition of 24 properties during the six months ended June 30, 2014 compared to the acquisition of only eight properties during the same period in 2013.

•	There was no loss on impairment of assets expense for the three months ended June 30, 2014 and 2013.

Loss on impairment of assets expense was $0.9 million and $0 for the six months ended June 30, 2014 and 2013 respectively. The increase was due to a non-cash loss on one facility in the first quarter of 2014 where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible loan and accounts receivable increased $3.5 million from $16,000 for the three months ended June 30, 2013 to $3.5 million for the same period in 2014. This increase was primarily due to additional expense incurred to reserve against outstanding loans and other receivable balances related to two operators.

Reserve for uncollectible loan and accounts receivable increased $3.5 million from $30,000 for the six months ended June 30, 2013 to $3.5 million for the same period in 2014. This increase was primarily due to additional expense incurred to reserve against outstanding loans and other receivable balances related to two operators.

•	Loss (gain) on sale of assets, net, remained materially consistent for the three months ended June 30, 2013 compared to the same period in 2014.

Loss (gain) on sale of assets, net, remained materially consistent for the six months ended June 30, 2013 compared to the same period in 2014.

•	Loss on extinguishment of debt increased $0.5 million from $0 for the three months ended June 30, 2013 to $0.5 million for the same period in 2014. The increase is due to the non-cash write-offs related to the refinancing of the Revolving Credit Facility in 2014.

Loss on extinguishment of debt decreased $10.5 million, or 95.4%, from $11.0 million for the six months ended June 30, 2013 to $0.5 million for the same period in 2014. The decrease primarily relates to the non-cash write-offs related to debt that was settled in conjunction with the IPO in 2013.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Credit Facility, as defined below, will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of OP units of the Partnership.

We intend to repay indebtedness incurred under our Credit Facility from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional shares of common stock of AVIV and other securities. We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, construction projects, capital reinvestment projects and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or shares of common stock of AVIV, or other securities or borrowings (including borrowings under our Credit Facility).

Cash Flows

Six months ended June 30, 2014 compared to six months ended June 30, 2013:

•	Cash provided by operations increased $23.3 million from $21.5 million for the six months ended June 30, 2013 to $44.8 million for the same period in 2014. The increase was primarily due to a $16.1 million increase in cash from rental income related to properties acquired during 2013 and 2014 and a $5.6 million decrease in cash used for general and administrative expenses in 2014 during the six months ended June 30, 2014 compared with the same period in 2013.

•	Cash used in investing activities increased $158.9 million from $41.8 million for the six months ended June 30, 2013 to $200.7 million for the same period in 2014. This increase was primarily due to the increase in funds used for the purchase of real estate investments in the six months ended June 30, 2014, as compared to the same period in 2013.

•	Cash provided by financing activities increased $136.5 million from $17.7 million for the six months ended June 30, 2013 to $154.1 million for the same period in 2014. The increase was primarily due to a decrease of $188.0 million in net debt borrowings and repayments, offset by a decrease in net public offering proceeds of $67.0 million in 2014 as compared to the same period in 2013.

April 2014 Public Offering of Shares of Common Stock of AVIV

On April 9, 2014, AVIV priced its underwritten public offering of 8,000,000 shares of common stock at a public offering price of $24.10 per share. The underwriters had a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which was exercised in full on April 10, 2014. The Company received net proceeds from the offering of approximately $211.3 million, after deducting discounts, commissions and other offering costs. On April 15, 2014, the Company used approximately $118.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility (as defined below). The remaining proceeds of approximately $93.7 million were used for general corporate purposes, including the potential acquisition of additional properties.

Indebtedness Outstanding

Our indebtedness outstanding consists principally of borrowings under our 2019 Notes and 2021 Notes. We had total indebtedness of approximately $666.1 million (inclusive of our debt premium) outstanding as of June 30, 2014. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of June 30, 2014, we were in compliance with all of the financial covenants of our outstanding debt and lease agreements and the indentures governing our 2019 Notes and 2021 Notes.

7 3⁄4% Senior Notes due 2019

In February 2011, April 2011, and March 2012, we, through the Partnership and Aviv Healthcare Capital Corporation, or the Issuers, issued an aggregate of $400 million of 7 3⁄4% Senior Notes due 2019, which we refer to as the 2019 Notes, in a series of private placements. The Issuers subsequently conducted exchange offers in which all of the 2019 Notes issued in the aforementioned private placements were exchanged for freely tradable notes that have been registered under the Securities Act. Each of the Issuers is a majority owned subsidiary of AVIV. The obligations under the 2019 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by AVIV and certain of our existing and, subject to certain exceptions, future subsidiaries.

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

6% Senior Notes due 2021

In October 2013, the Issuers issued $250 million of 6% Senior Notes due 2021, or the 2021 Notes, and together with the 2019 Notes, the Senior Notes, in a private placement. The Issuers subsequently conducted an exchange offer in which all of the 2021 Notes issued in the aforementioned private placement were exchanged for freely tradable notes that have been registered under the Securities Act. The obligations under the 2021 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by AVIV and certain of our existing and, subject to certain exceptions, future subsidiaries.

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

Credit Facility

On May 14, 2014, we, through the Partnership and Aviv Healthcare Capital Corporation, with certain of our subsidiaries as guarantors, entered into a $600 million unsecured revolving credit facility with Bank of America, N.A. (as amended from time to time, the Credit Facility). The Credit Facility has an accordion feature that may allow us to increase the availability thereunder by an additional $200 million to a total availability of $800 million. The Credit Facility had an outstanding balance of $0 as of June 30, 2014.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Credit Facility. The Credit Facility bears interest at the rate of LIBOR plus a margin of 170 basis points to 225 basis points, depending on our leverage ratio, and the applicable margin was 190 basis points as of June 30, 2014. If the Partnership achieves an investment grade rating on senior unsecured long-term debt from at least two of S&P, Fitch and Moody’s, or investment grade status, then the margin reduces to 90 basis points to 170 basis points, depending on the quality of the investment grade rating. The initial term of the Credit Facility expires on May 14, 2018 with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Credit Facility are available for general corporate purposes.

The Credit Facility may be repaid from time to time at our option, and amounts repaid under the Credit Facility may be redrawn. Prior to when the Partnership achieves investment grade status, an unused fee equal to 25 basis points to 35 basis points of the unused balance on the Credit Facility is due quarterly. When the Partnership achieves investment grade status, a facility fee equal to 12.5 basis points to 30 basis points on the aggregate committed amount under the Credit Facility is due quarterly.

The amount available for us to borrow and our ability to borrow under the Credit Facility is subject to our ongoing compliance with a number of customary restrictive covenants, including:

•	a leverage ratio (defined as consolidated total indebtedness to total asset value) of less than 60%,

•	an unencumbered leverage ratio (defined as consolidated total unsecured indebtedness to total unencumbered asset value) of less than or equal to 60%,

•	a consolidated secured leverage ratio (defined as consolidated total secured indebtedness to total asset value) of less than or equal to 30%,

•	a consolidated unsecured interest coverage ratio (defined as net revenue from unencumbered assets to interest expense on unsecured indebtedness) equal to or greater than 2.00 to 1.00,

•	a minimum fixed charge coverage ratio (defined as consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.50:1.00,

•	a minimum tangible net worth equal to at least $539.2 million plus 75% of the net proceeds of any additional equity issuances, and

•	if the Partnership has not then achieved investment grade status, secured recourse indebtedness less than or equal to 10% of the consolidated total asset value.

Under the Credit Facility, our distributions may not exceed the greater of (i) 95% of our Adjusted Funds From Operations, as defined therein, or (ii) the amount required for us to qualify and maintain our status as a REIT. If a default or event of default occurs and is continuing, we may be precluded from making certain distributions.

Other Loans

In June 2012, a wholly-owned indirect subsidiary of AVIV assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044 and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of June 30, 2014, the balance of such loan was $11.1 million (excluding $2.4 million of net debt premium balance).

See Note 8, Debt, in the notes to the unaudited consolidated financial statements included in this report for additional information.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of June 30, 2014 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Secured loans	$716	$1,431	$1,431	$18,127	$21,705
6% Senior Notes Due 2021 (1)	15,000	30,000	30,000	283,750	358,750
7 3/4% Senior Notes due 2019 (2)	31,000	62,000	451,667	—	544,667

Total	$46,716	$93,431	$483,098	$301,877	$925,122

(1)	Reflects $250 million outstanding for our 2021 Notes.
(2)	Reflects $400 million outstanding for our 2019 Notes.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any off-balance sheet arrangements.

Presentation of Non-GAAP Financial Information

In addition to the results of operations presented above, we are presenting certain supplemental financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles, or GAAP. The “non-GAAP” financial measures used herein include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	FFO is defined by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, loss on impairment, and gain (loss) on sale of assets (net).

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and severance costs.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock (unit)-based compensation, straight-line rental income (net) and rental income from intangible amortization (net).

•	EBITDA represents net income before interest expense (net), amortization of deferred financing costs and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before impairment of assets, gain (loss) on sale of assets (net), transaction costs, write off of straight-line rents, non-cash stock-based compensation, loss on extinguishment of debt and reserves for uncollectible loan receivables.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Other Information	2014	2013	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$28,603	$25,465	$44,847	$21,498
Net cash flows used in investing activities	(90,061)	(35,722)	(200,694)	(41,780)
Net cash flows provided by (used in) financing activities	91,209	(21,725)	154,139	17,672
FFO (1)	18,908	21,728	40,739	18,023
Normalized FFO (1)	23,668	22,199	47,044	29,704
AFFO (1)	25,957	21,186	49,531	36,846
EBITDA (2)	31,865	30,886	65,932	40,790
Adjusted EBITDA (2)	39,525	31,621	77,124	62,824

(1)	The following table is a reconciliation of our net income to FFO, Normalized FFO, and AFFO:

	Three Months Ended June 30,		Six Months Ended June 30,
Funds from Operations	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$8,460	$13,404	$19,916	$1,965
Depreciation and amortization	10,439	8,099	19,948	16,097
Loss on impairment	—	—	862	—
Loss (gain) on sale of assets, net	9	225	13	(39)

Funds from Operations	18,9087	21,728	40,739	18,023
Loss on extinguishment of debt	501	—	501	10,974
Reserve for uncollectible loan receivables	3,211	11	3,211	11
Transaction costs	1,048	460	2,593	696

Normalized Funds from Operations	23,668	22,199	47,044	29,704
Amortization of deferred financing costs	975	805	1,956	1,706
Non-cash stock-based compensation	1,511	39	2,632	10,392
Straight-line rental income, net	(58)	(1,491)	(1,694)	(4,224)
Rental income from intangible amortization, net	(139)	(366)	(407)	(732)

Adjusted Funds from Operations	$25,957	$21,186	$49,531	$36,846

The following table is a reconciliation of our cash flows provided by operating activities to FFO, Normalized FFO, and AFFO:

	Six Months Ended June 30,
	2014	2013
Net cash flows provided by operating activities	$44,847	$21,498
Reserve for uncollectible loan and other receivables	(3,500)	(30)
Non-cash stock-based compensation	(2,632)	(10,392)
Amortization of deferred financing costs	(1,956)	(1,706)
Straight-line rental income, net	1,694	4,224
Rental income from intangible amortization, net	407	732
Changes in operating assets and liabilities	2,109	8,610
Non-cash loss on extinguishment of debt	(494)	(5,161)
Other	264	248

Funds from Operations	40,739	18,023
Loss on extinguishment of debt	501	10,974
Reserve for uncollectible loan receivables	3,211	11
Transaction costs	2,593	696

Normalized Funds from Operations	47,044	29,704
Amortization of deferred financing costs	1,956	1,706
Non-cash stock-based compensation	2,632	10,392
Straight-line rental income, net	(1,694)	(4,224)
Rental income from intangible amortization, net	(407)	(732)

Adjusted Funds from Operations	$49,531	$36,846

The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,460	$13,404	$19,916	$1,965
Interest expense, net	11,991	8,578	24,112	21,022
Amortization of deferred financing costs	975	805	1,956	1,706
Depreciation and amortization	10,439	8,099	19,948	16,097

EBITDA	31,865	30,886	65,932	40,790
Loss on impairment	—	—	862	—
Loss (gain) on sale of assets, net	9	225	13	(39)
Transaction costs	1,048	460	2,593	696
Write-off of straight-line rents	1,380	—	1,380	—
Non-cash stock-based compensation	1,511	39	2,632	10,392
Loss on extinguishment of debt	501	—	501	10,974
Reserve for uncollectible loan receivables	3,211	11	3,211	11

Adjusted EBITDA	$39,525	$31,621	$77,124	$62,824

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$44,847	$21,498
Interest expense, net	24,112	21,022
Straight-line rental income, net	1,694	4,224
Rental income from intangible amortization, net	407	732
Non-cash stock-based compensation	(2,632)	(10,392)
(Loss) gain on sale of assets, net	(13)	39
Loss on impairment	(862)	—
Reserve for uncollectible loan and other receivables	(3,500)	(30)
Changes in operating assets and liabilities	2,109	8,610
Non-cash loss on extinguishment of debt	(494)	(5,161)
Other	264	248

EBITDA	65,932	40,790
Loss on impairment	862	—
Loss (gain) on sale of assets, net	13	(39)
Transaction costs	2,593	696
Write-off of straight-line rents	1,380	—
Non-cash stock-based compensation	2,632	10,392
Loss on extinguishment of debt	501	10,974
Reserve for uncollectible loan receivables	3,211	11

Adjusted EBITDA	$77,124	$62,824

Net cash flow used in investing activities	($200,694)	($41,780)
Net cash flow provided by financing activities	$154,139	$17,672

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of June 30, 2014, none of our consolidated borrowings bore interest at variable rates. We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. The Company believes that it has effectively managed interest rate exposure because, as of June 30, 2014, 100% of the Company’s indebtedness was fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of AVIV. Under the supervision of and with the participation of AVIV’s management, including its Chief Executive Officer and its Chief Financial Officer, AVIV evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that AVIV’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by AVIV in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to AVIV’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of AVIV. During the quarter ended June 30, 2014, there have been no changes in AVIV’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended June 30, 2014, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 6.	EXHIBITS.

The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

August 5, 2014	By:	/S/ DONNA M. O’NEILL
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

August 5, 2014	By:	/S/ DONNA M. O’NEILL
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

EXHIBIT INDEX

10.1	Credit Agreement, dated as of May 14, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as borrowers, Aviv REIT, Inc. and the other Guarantors party thereto, as guarantors, the financial institutions party thereto, as lenders, and Bank of America, N.A., as Administrative Agent and a lender, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014 and incorporated herein by reference thereto.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Unaudited Consolidated Statements of Operations for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Unaudited Consolidated Statement of Changes in Equity for Aviv REIT, Inc. and Unaudited Consolidated Statement of Changes in Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Unaudited Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Unaudited Consolidated Financial Statements.