Form 10-Q
period 2014-09-30
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2014-10-31
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, Aviv REIT, Inc. had 47,248,463 shares of common stock outstanding, $0.01 par value per share. As of October 15, 2014, Aviv Healthcare Properties Limited Partnership had 11,416,426 OP units outstanding.

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

AVIV is a real estate investment trust, or REIT, and the sole general partner of the Partnership. The Partnership’s capitalis comprised of units of beneficial interest, or OP units. As of September 30, 2014, AVIV owned 80.5% of the economic interest in the Partnership, with the remaining interest being owned by other investors. The other investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

Management operates AVIV and the Partnership as one business. The management of AVIV consists of the same individuals as the management of the Partnership.

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

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity consists of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital consists of OP units that are owned by AVIV and the other investors. The OP units held by the other investors in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There was no difference between the assets and liabilities or net income of AVIV and the Partnership as of and for the three and nine month periods ended September 30, 2014.

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

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 of Aviv REIT, Inc. (unaudited)	4

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	5

Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2014 of Aviv REIT, Inc. (unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 of Aviv REIT, Inc. (unaudited)	7

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	9

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	10

Consolidated Statement of Changes in Partners’ Capital for the Nine Months Ended September 30, 2014 of Aviv Healthcare Properties Limited Partnership (unaudited)	11

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership (unaudited)	12

Notes to Consolidated Financial Statements (unaudited)	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 6. Exhibits	53

SIGNATURES	54

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AVIV REIT, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands except share data)

	September 30, 2014	December 31, 2013
Assets
Income producing property
Land	$171,098	$138,150
Buildings and improvements	1,498,117	1,138,173
Assets under direct financing leases	11,262	11,175

	1,680,477	1,287,498
Less accumulated depreciation	(175,983)	(147,302)
Construction in progress and land held for development	34,421	23,292

Net real estate	1,538,915	1,163,488
Cash and cash equivalents	15,834	50,764
Straight-line rent receivable, net	44,000	40,580
Tenant receivables, net	2,011	1,647
Deferred finance costs, net	17,651	16,643
Loan receivables, net	43,272	41,686
Other assets	15,805	15,625

Total assets	$1,677,488	$1,330,433

Liabilities and equity
Secured loan	$13,478	$13,654
Unsecured notes payable	652,410	652,752
Line of credit	175,000	20,000
Accrued interest payable	10,903	15,284
Dividends and distributions payable	21,078	17,694
Accounts payable and accrued expenses	11,894	10,555
Tenant security and escrow deposits	24,066	21,586
Other liabilities	10,419	10,463

Total liabilities	919,248	761,988
Equity:
Stockholders’ equity
Common stock (par value $0.01; 47,216,963 and 37,593,910 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively)	472	376
Additional paid-in-capital	722,030	523,658
Accumulated deficit	(112,119)	(89,742)

Total stockholders’ equity	610,383	434,292
Noncontrolling interests - operating partnership	147,857	134,153

Total equity	758,240	568,445

Total liabilities and equity	$1,677,488	$1,330,433

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$46,079	$31,693	$127,941	$99,206
Interest on loans and financing lease	1,101	1,131	3,263	3,272
Interest and other income	191	49	1,232	128

Total revenues	47,371	32,873	132,436	102,606
Expenses
Interest expense incurred	12,376	8,577	36,489	29,599
Amortization of deferred financing costs	988	810	2,944	2,516
Depreciation and amortization	11,522	8,302	31,470	24,399
General and administrative	5,297	3,867	16,960	21,150
Transaction costs	1,220	1,210	3,813	1,906
Loss on impairment	1,479	—	2,341	—
Reserve for uncollectible loans and other receivables	9	27	3,509	57
Loss (gain) on sale of assets, net	2,445	13	2,458	(26)
Loss on extinguishment of debt	—	—	501	10,974

Total expenses	35,336	22,806	100,485	90,575

Net income	12,035	10,067	31,951	12,031
Net income allocable to noncontrolling interests - operating partnership	(2,344)	(2,446)	(6,662)	(3,236)

Net income allocable to common stockholders	$9,691	$7,621	$25,289	$8,795

Earnings per common share:
Basic:
Net income allocable to common stockholders	$0.21	$0.20	$0.58	$0.27
Diluted:
Net income allocable to common stockholders	$0.20	$0.20	$0.56	$0.26
Weighted average common shares outstanding:
Basic	47,213,612	37,271,714	43,576,705	32,408,843
Diluted	60,967,867	50,838,529	57,127,784	42,101,077

Dividends declared per common share	$0.36	$0.36	$1.08	$0.744

See accompanying notes.

AVIV REIT, INC.

Consolidated Statement of Changes in Equity

(unaudited)

(in thousands except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-In- Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership	Total Equity
	Shares	Amount
Balance at January 1, 2014	37,593,910	$376	$523,658	$(89,742)	$434,292	$134,153	$568,445
Non-cash stock-based compensation	—	—	3,602	—	3,602	—	3,602
Shares issued for settlement of vested stock and exercised stock options, net	223,197	2	3,051	—	3,053	—	3,053
Distributions to partners	—	—	—	—	—	(12,374)	(12,374)
Capital contributions	—	—	—	—	—	60	60
Proceeds from issuance of common stock	9,200,000	92	221,628	—	221,720	—	221,720
Cost of raising capital	—	—	(10,551)	—	(10,551)	—	(10,551)
Dividends to stockholders	—	—	—	(47,666)	(47,666)	—	(47,666)
Conversion of OP Units	199,856	2	2,341	—	2,343	(2,343)	—
Adjustment of noncontrolling interests-operating partnership ownership	—	—	(21,699)	—	(21,699)	21,699	—
Net income	—	—	—	25,289	25,289	6,662	31,951

Balance at September 30, 2014	47,216,963	$472	$722,030	$(112,119)	$610,383	$147,857	$758,240

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$31,951	$12,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,470	24,399
Amortization of deferred financing costs	2,944	2,516
Accretion of debt premium	(401)	(377)
Straight-line rental income, net	(3,420)	(2,998)
Rental income from intangible amortization, net	(539)	(1,097)
Non-cash stock-based compensation	3,602	10,930
Loss (gain) on sale of assets, net	2,458	(26)
Non-cash loss on extinguishment of debt	494	5,161
Loss on impairment	2,341	—
Reserve for uncollectible loan and other receivables	3,509	57
Changes in assets and liabilities:
Tenant receivables	(662)	(3,785)
Other assets	(545)	1,058
Accounts payable and accrued expenses	(6,395)	(9,468)
Tenant security deposits and other liabilities	3,281	(2,006)

Net cash provided by operating activities	70,088	36,395

Investing activities
Purchase of real estate	(368,870)	(38,076)
Proceeds from sales of real estate, net	1,337	4,842
Capital improvements	(10,293)	(9,909)
Development projects	(30,316)	(14,380)
Loan receivables received from others	7,613	3,222
Loan receivables funded to others	(12,410)	(2,707)

Net cash used in investing activities	(412,939)	(57,008)

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Financing activities
Borrowings of debt	$283,000	$160,000
Repayment of debt	(128,117)	(353,203)
Payment of financing costs	(4,588)	(5,290)
Capital contributions	60	425
Proceeds from issuance of common stock	221,720	303,600
Cost of raising capital	(10,551)	(25,380)
Shares issued for settlement of vested stock and exercised stock options, net	3,053	—
Cash distributions to partners	(12,449)	(16,276)
Cash dividends to stockholders	(44,207)	(48,907)

Net cash provided by financing activities	307,921	14,969

Net decrease in cash and cash equivalents	(34,930)	(5,644)
Cash and cash equivalents:
Beginning of period	50,764	17,876

End of period	$15,834	$12,232

Supplemental cash flow information
Cash paid for interest	$41,728	$39,645

Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$17,009	$—
Accrued distributions payable to partners	$4,069	$—
Write-off of straight-line rent receivable	$1,380	$2,887
Write-off of deferred financing costs, net	$501	$5,161

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets

(unaudited)

(in thousands)

	September 30, 2014	December 31, 2013
Assets
Income producing property
Land	$171,098	$138,150
Buildings and improvements	1,498,117	1,138,173
Assets under direct financing leases	11,262	11,175

	1,680,477	1,287,498
Less accumulated depreciation	(175,983)	(147,302)
Construction in progress and land held for development	34,421	23,292

Net real estate	1,538,915	1,163,488
Cash and cash equivalents	15,834	50,764
Straight-line rent receivable, net	44,000	40,580
Tenant receivables, net	2,011	1,647
Deferred finance costs, net	17,651	16,643
Loan receivables, net	43,272	41,686
Other assets	15,805	15,625

Total assets	$1,677,488	$1,330,433

Liabilities and equity
Secured loan	$13,478	$13,654
Unsecured notes payable	652,410	652,752
Line of credit	175,000	20,000
Accrued interest payable	10,903	15,284
Dividends and distributions payable	21,078	17,694
Accounts payable and accrued expenses	11,894	10,555
Tenant security and escrow deposits	24,066	21,586
Other liabilities	10,419	10,463

Total liabilities	919,248	761,988
Partners’ capital:
Partners’ capital	758,240	568,445

Total liabilities and partners’ capital	$1,677,488	$1,330,433

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations

(unaudited)

(in thousands except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental income	$46,079	$31,693	$127,941	$99,206
Interest on loans and financing lease	1,101	1,131	3,263	3,272
Interest and other income	191	49	1,232	128

Total revenues	47,371	32,873	132,436	102,606
Expenses
Interest expense incurred	12,376	8,577	36,489	29,599
Amortization of deferred financing costs	988	810	2,944	2,516
Depreciation and amortization	11,522	8,302	31,470	24,399
General and administrative	5,297	3,867	16,960	21,150
Transaction costs	1,220	1,210	3,813	1,906
Loss on impairment	1,479	—	2,341	—
Reserve for uncollectible loans and other receivables	9	27	3,509	57
Loss (gain) on sale of assets, net	2,445	13	2,458	(26)
Loss on extinguishment of debt	—	—	501	10,974

Total expenses	35,336	22,806	100,485	90,575

Net income	$12,035	$10,067	$31,951	$12,031

Earnings per unit:
Basic:
Net income allocable to units	$0.21	$0.20	$0.58	$0.27
Diluted:
Net income allocable to units	$0.20	$0.20	$0.56	$0.26
Weighted average units outstanding:
Basic	58,633,389	49,210,134	55,055,248	40,630,173
Diluted	60,967,867	50,838,529	57,127,784	42,101,077

Dividends declared per unit	$0.36	$0.36	$1.08	$0.744

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statement of Changes in Partners’ Capital

(unaudited)

(in thousands)

Partners’ Capital
Balance at January 1, 2014	$568,445
Non-cash stock (unit)-based compensation	3,602
Units issued for settlement of vested units and exercised unit options, net	3,053
Distributions to partners	(60,040)
Capital contributions	60
Proceeds from issuance of common stock	221,720
Cost of raising capital	(10,551)
Net income	31,951

Balance at September 30, 2014	$758,240

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$31,951	$12,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,470	24,399
Amortization of deferred financing costs	2,944	2,516
Accretion of debt premium	(401)	(377)
Straight-line rental income, net	(3,420)	(2,998)
Rental income from intangible amortization, net	(539)	(1,097)
Non-cash stock (unit)-based compensation	3,602	10,930
Loss (gain) on sale of assets, net	2,458	(26)
Non-cash loss on extinguishment of debt	494	5,161
Loss on impairment	2,341	—
Reserve for uncollectible loan and other receivables	3,509	57
Changes in assets and liabilities:
Tenant receivables	(662)	(3,785)
Other assets	(545)	1,058
Accounts payable and accrued expenses	(6,395)	(9,468)
Tenant security deposits and other liabilities	3,281	(2,006)

Net cash provided by operating activities	70,088	36,395

Investing activities
Purchase of real estate	(368,870)	(38,076)
Proceeds from sales of real estate, net	1,337	4,842
Capital improvements	(10,293)	(9,909)
Development projects	(30,316)	(14,380)
Loan receivables received from others	7,613	3,222
Loan receivables funded to others	(12,410)	(2,707)

Net cash used in investing activities	(412,939)	(57,008)

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Financing activities
Borrowings of debt	$283,000	$160,000
Repayment of debt	(128,117)	(353,203)
Payment of financing costs	(4,588)	(5,290)
Capital contributions	60	425
Proceeds from issuance of common stock	221,720	303,600
Cost of raising capital	(10,551)	(25,380)
Shares issued for settlement of vested stock and exercised unit options, net	3,053	—
Cash distributions to partners	(56,656)	(65,183)

Net cash provided by financing activities	307,921	14,969

Net decrease in cash and cash equivalents	(34,930)	(5,644)
Cash and cash equivalents:
Beginning of period	50,764	17,876

End of period	$15,834	$12,232

Supplemental cash flow information
Cash paid for interest	$41,728	$39,645

Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$21,078	$—
Write-off of straight-line rent receivable	$1,380	$2,887
Write-off of deferred financing costs, net	$501	$5,161

See accompanying notes.

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

1. Description of Operations and Formation

Aviv REIT, Inc., a Maryland corporation (AVIV or the REIT), is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that indirectly owns all of the real estate properties. In these footnotes, the Company refers generically to AVIV, the Partnership, and their subsidiaries. The Partnership was formed in 2010 and directly or indirectly owned or leased 313 properties, principally skilled nursing facilities (SNFs), across the United States at September 30, 2014. The Company is a fully integrated self-administered real estate investment trust that owns, acquires, develops and generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations relates to the ownership of real estate properties.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, the sole stockholder of Aviv Healthcare Capital Corporation, a Delaware corporation, and the sole member of Aviv Asset Management, L.L.C. (AAM), a Delaware limited liability company. The Operating Partnership has five wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; and Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company.

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

Immediately prior to the completion of the IPO, there were outstanding approximately 21.7 million shares of common stock of the REIT, limited partnership units of the Partnership which were converted into approximately 11.9 million OP units in connection with the IPO, and 125 shares of preferred stock of the REIT. On April 15, 2013, the 125 shares of preferred stock outstanding were redeemed. At September 30, 2014, there were approximately 47.2 million shares of common stock outstanding and 11.4 million OP units outstanding, which OP units are redeemable for cash or, at the REIT’s option, for shares of common stock of the REIT. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 80.5% and 76.4% as of September 30, 2014 and December 31, 2013, respectively. The REIT’s weighted average economic ownership of the Partnership for the three and nine months ended September 30, 2014 and 2013 were 80.52%, 79.15%, 75.7%, and 73.1%, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the Quarterly Reports on Form 10-Q for the quarter ended September 30, 2014 of AVIV and the Partnership. AVIV is a real estate investment trust (REIT) and the sole general partner of the Partnership. The Partnership’s capital consists of OP units. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

Management operates AVIV and the Partnership as one business. The management of AVIV consists of the same individuals as the management of the Partnership.

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

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity consists of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital consists of OP units that are owned by AVIV and other investors. The OP units held by the other investors in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There is no difference between the assets and liabilities or net income of AVIV and the Partnership as of and for the three and nine months ended September 30, 2014.

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with US generally accepted accounting principles (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company manages its business as a single business segment as defined in Accounting Standards Codification (ASC) 280, Segment Reporting. The Company has one reportable segment consisting of investments in healthcare properties, consisting primarily of SNFs, assisted living facilities (ALFs), and other healthcare properties located in the United States. All of the Company’s properties generate similar types of revenues and expenses related to tenant rent and reimbursements and operating expenses.

Quarterly Reporting

The accompanying unaudited consolidated financial statements and notes of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with US GAAP for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under US GAAP have been condensed or omitted pursuant to US GAAP quarterly reporting rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in equity/partners’ capital, and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the Company for the years ended December 31, 2013, 2012, and 2011. The consolidated statements of operations and cash flows for the periods ended September 30, 2014 and 2013 are not necessarily indicative of full year results.

The balance sheets at December 31, 2013 have been derived from the audited financial statements at that date, but do not include all of the information and footnotes required by US GAAP for complete financial statements. For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

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

	For the Nine Months Ended September 30,
	2014	2013
	(in thousands)
Willmar, MN	$862	$—
Jasper, TX	1,479	—

	$2,341	$—

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

Below is a summary of the components of rental income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash rental income	$44,220	$32,555	$123,982	$95,111
Straight-line rental income (expense), net	1,727	(1,227)	3,420	2,998
Rental income from intangible amortization, net	132	365	539	1,097

Total rental income	$46,079	$31,693	$127,941	$99,206

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible loans and other receivables in the consolidated statements of operations.

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

Loan Receivables

Loan receivables consist of mortgage loans, capital improvement loans and working capital loans to operators. Mortgage loans represent the financing provided by the Company to operators or owners that are secured by mortgages on real property. Capital improvement loans represent the financing provided by the Company to perform certain capital improvements and/or to acquire furniture, fixtures, and equipment while the operator is operating the facility. Working capital loans to operators represent financing provided by the Company to operators for working capital needs that are secured with non-mortgage collateral or that are unsecured. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of September 30, 2014 and December 31, 2013, loan receivable reserves amounted to approximately $3.2 million and $0, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 4, Loan Receivables.

Stock-Based Compensation

The Company follows ASC 718, Stock Compensation (ASC 718) in accounting for its stock-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available. The non-cash stock-based compensation expense incurred by the Company through September 30, 2014 is summarized in Footnote 12, Equity Compensation Plan.

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

Cash and cash equivalents are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loans, unsecured notes payable, and a line of credit with a carrying value of approximately $840.9 million and $686.4 million as of September 30, 2014 and December 31, 2013, respectively. The fair values of debt as of

September 30, 2014 and December 31, 2013 were $863.6 million and $705.8 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of approximately $43.3 million and $41.7 million as of September 30, 2014 and December 31, 2013, respectively. The fair values of loan receivables as of September 30, 2014 and December 31, 2013 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a REIT effective as of the Company’s taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to September 2010, the Partnership was taxed as a limited partnership, and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of September 30, 2014 or December 31, 2013.

Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent OP units held by individuals and entities other than AVIV.

Noncontrolling interests—operating partnership, which can be settled in cash or, at the REIT’s election, by issuance of unregistered shares of AVIV’s common stock, are reported in the equity section of the consolidated balance sheets of AVIV. They are adjusted for income, losses and distributions allocated to OP units not held by AVIV. Adjustments to noncontrolling interests—operating partnership are recorded to reflect increases or decreases in the ownership of the Partnership by holders of OP units as a result of the redemptions of OP units for cash or, at the election of AVIV, in exchange for shares of AVIV’s common stock.

Prior to the IPO, the capital structure of the Company’s operating partnership consisted of six classes of partnership units, each of which had different capital accounts and each of which was entitled to different distributions. In connection with the IPO, each class of units of the Partnership was converted into an aggregate of 11,938,420 OP units held by investors other than AVIV in the Partnership. As of September 30, 2014, there were 11,416,426 OP units outstanding.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new topic, Accounting Standards Codification Topic 606 (Topic 606). The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” This update provide guidance about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. An entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

3. Real Estate Assets

2014 Acquisitions

The Company had the following acquisitions during the nine months ended September 30, 2014 as described below:

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	SNF/ALF/ILF	MN	$40,000
January	SNF	TX	15,920
March	SNF	IA	13,500
March	SNF	KY	35,000
April	SNF	FL	6,000
April	SNF	TX	53,700
May	SNF	TX	3,600
May	SNF	CA	13,350
June	SNF	KY	6,000
July	SNF	MO	16,200
July	ALF	MA	32,000
July	SNF/ALF	MA	50,000
September	SNF/ALF	WA/ID	83,600

			368,870
February	Land Held for Development	TX	2,110
July	Land Held for Development	MA	12,288

			$383,268

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

The following table illustrates the effect on total revenues and net income as if the Company had consummated the acquisitions as of January 1, 2013 (in thousands, unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$48,795	$41,831	$145,811	$129,480
Net income	13,874	16,442	43,838	31,173

For the three and nine months ended September 30, 2014, revenues attributable to the acquired assets in 2014 were approximately $7.5 million and $13.5 million, respectively, and net income attributable to the acquired assets was approximately $4.5 million and $7.2 million, respectively, recognized in the consolidated statements of operations.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. Related to the above acquisitions, the Company incurred $0.7 million and $2.4 million of transaction costs for the three and nine months ended September 30, 2014, respectively.

In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired in 2014 as follows (in thousands):

Land	$33,390
Buildings and improvements	310,390
Furniture, fixtures and equipment	25,090
Construction in progress and land held for development	14,398

Borrowings and available cash	$383,268

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

2014 Dispositions

For the three months ended September 30, 2014, the Company disposed of five properties for a total sales price of $0.8 million, and the Company recognized a net loss on sale of approximately $2.4 million. The total sales price and net loss are net of transaction costs incurred in relation to the closings at the time of disposition.

For the nine months ended September 30, 2014, the Company disposed of seven properties for a total sales price of $1.4 million, and the Company recognized a net loss on sale of approximately $2.5 million. The total sales price and net loss are net of transaction costs incurred in relation to the closings at the time of disposition.

Construction in Process

The following summarizes the Company’s construction in progress and land held for development during the nine months ended September 30, 2014 (in thousands):

September 30, 2014
Beginning balance, January 1	$23,292
Additions	31,170
Placed in service	(20,041)

$34,421

During 2014 and 2013, the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2014, the Company placed into service six completed investment projects at six properties located in California, Pennsylvania, Texas and Indiana. In 2013, the Company placed into service one completed investment project at one property located in California. In accordance with ASC 835, Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 6.0% for the three and nine months ended September 30, 2014. The balance of capitalized interest within construction in progress at September 30, 2014 and December 31, 2013 was $0.7 million and $0.8 million, respectively. The amount capitalized during the three and nine months ended September 30, 2014 and 2013, relative to interest incurred, was $0.2 million, $0.5 million, $0.2 million and $0.4 million, respectively.

4. Loan Receivables

The following summarizes the Company’s loan receivables, net activity during the nine months ended September 30, 2014 (in thousands):

	September 30, 2014
	Mortgage Loans	Capital Improvement Loans	Working Capital Loans	Total Loans
Beginning balance, January 1, 2014	$28,316	$4,580	$8,790	$41,686
New loans issued	4,762	—	7,648	12,410
Reserve for uncollectible loans	—	—	(3,211)	(3,211)
Loan amortization and repayments	(5,394)	(760)	(1,459)	(7,613)

	$27,684	$3,820	$11,768	$43,272

The following summarizes the Company’s interest income on loans and financing leases for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Mortgage loans	$456	$472	$1,364	$1,208
Capital improvement loans	66	117	267	417
Working capital loans	211	177	529	556
Direct financing lease	368	365	1,103	1,091

Total interest on loans and financing lease	$1,101	$1,131	$3,263	$3,272

The Company’s reserve on a loan-by-loan basis for uncollectible loan receivables balances at September 30, 2014 and December 31, 2013 was approximately $3.2 million and $0, respectively, and any movement in the reserve is reflected in reserve for uncollectible loan and other receivables in the consolidated statements of operations. The gross balance of loan receivables for which a reserve on a loan-by-loan basis for uncollectible loan receivables has been applied was approximately $3.2 million and $0, at September 30, 2014 and December 31, 2013, respectively.

During 2014 and 2013, the Company funded loans for mortgage loans, capital improvement purposes, and working capital purposes to various operators. All loans held by the Company accrue interest and are recorded as interest income unless the loan is deemed impaired in accordance with Company policy. The payments received from the operator cover both interest accrued as well as amortization of the principal balance due. Any payments received from the operator made outside of the normal loan amortization schedule are considered principal prepayments and reduce the outstanding loan receivables balance.

5. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Gross amount	$25,531	$21,881
Accumulated amortization	(7,880)	(5,238)

Net	$17,651	$16,643

For the three and nine months ended September 30, 2014, the Company wrote-off deferred financing costs of $0 and $0.8 million, respectively, with approximately $0 and $0.3 million, respectively, of accumulated amortization associated with the refinancing of the Company’s secured Revolving Credit Facility (as defined below) to a new unsecured revolving credit facility for the net recognition as loss on extinguishment of debt of approximately $0 and $0.5 million, respectively.

6. Intangible Assets and Liabilities

The following summarizes the Company’s intangible assets and liabilities classified as part of other assets or other liabilities at September 30, 2014 and December 31, 2013, respectively (in thousands):

	Assets
	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$5,512	$(2,830)	$2,682	$6,437	$(3,452)	$2,985
In-place lease assets	652	(179)	473	652	(130)	522
Operator relationship	212	(47)	165	212	(34)	178

	$6,376	$(3,056)	$3,320	$7,301	$(3,616)	$3,685

	Liabilities
	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$12,933	$(6,212)	$6,721	$17,623	$(10,059)	$7,564

Amortization expense for in-place lease assets and operator relationship was $0.02 million, $0.06 million, $0.02 million and $0.06 million for the three and nine months ended September 30, 2014 and 2013, respectively, and is included as a component of depreciation and amortization in the consolidated statements of operations. Amortization expense for the above market leases intangible asset for the three and nine months ended September 30, 2014 and 2013 was approximately $0.09 million, $0.3 million, $0.1 million and $0.4 million, respectively, and is included as a component of rental income in the consolidated statements of operations. Accretion for the below market leases intangible liability for the three and nine months ended September 30, 2014 and 2013 was approximately $0.2 million, $0.8 million, $0.5 million and $1.5 million, respectively, and is included as a component of rental income in the consolidated statements of operations.

For the three and nine months ended September 30, 2014, the Company wrote-off fully amortized above market leases intangible assets of approximately $0.3 million and $0.9 million, respectively, and fully amortized below market leases intangible liabilities of approximately $0.3 million and $4.7 million, respectively, for a net recognition of $0 and $0, respectively, in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities.

7. Leases

As of September 30, 2014, the Company’s portfolio of investments consisted of 313 healthcare facilities, located in 29 states and operated by 38 third party operators. At September 30, 2014, approximately 53.6% (measured as a percentage of total assets) were leased by five private operators: Maplewood (13.1%), Saber Health Group (11.4%), EmpRes (11.1%), Daybreak Healthcare (9.6%), and Fundamental (8.4%). No other operator represents more than 5.3% of the Company’s total assets. The five states in which the Company had its highest concentration of total assets were Texas (16.9%), Ohio (12.1%), California (10.7%), Washington (7.0%), and Connecticut (6.5%), at September 30, 2014.

For the nine months ended September 30, 2014, the Company’s rental income from operations totaled approximately $127.9 million, of which approximately $17.0 million was from Daybreak Healthcare (13.3%), $16.3 million from Saber Health Group (12.7%), and $9.9 million from EmpRes (7.7%). No other operator generated more than 7.5% of the Company’s rental income from operations for the nine months ended September 30, 2014.

8. Debt

The Company’s secured loans, unsecured notes payable and line of credit consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
HUD loan (interest rate of 5.00% on September 30, 2014 and December 31, 2013), inclusive of a $2.4 million and $2.4 million premium balance at September 30, 2014 and December 31, 2013, respectively	$13,478	$13,654
2019 Notes (interest rate of 7.75% on September 30, 2014 and December 31, 2013), inclusive of $2.4 million and $2.8 million net premium balance, respectively	402,410	402,752
2021 Notes (interest rate of 6.00% on September 30, 2014 and December 31, 2013)	250,000	250,000
Credit Facility (interest rate of 1.85% on September 30, 2014)	175,000	—
Revolving Credit Facility (interest rate of 2.52% on December 31, 2013)	—	20,000

Total	$840,888	$686,406

2019 Notes

On February 4, 2011, April 5, 2011 and March 28, 2012, the Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7 3⁄4% Senior Notes due in 2019 (the 2019 Notes), respectively. The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019 and bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. Premiums of approximately $2.75 million and $1.0 million were associated with the offerings of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premiums will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds to, amongst other things, pay down the outstanding balance of previous credit facilities during 2012.

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

Credit Facility

On March 26, 2013, the Company, through Aviv Financing IV, entered into a $300 million secured revolving credit facility and $100 million term loan with Bank of America, N.A. (collectively, the Revolving Credit Facility). On April 16, 2013, the Company converted the entire $100 million term loan into a secured revolving credit facility, thereby terminating the term loan and any availability thereunder and increasing the amount available under the secured revolving credit facility from $300 million to $400 million. On each payment date, the Company paid interest only in arrears on any outstanding principal balance. The interest rate was based on LIBOR plus a margin of 235 basis points to 300 basis points depending on the Company’s leverage ratio. Additionally, an unused fee equal to 50 basis points per annum of the daily unused balance on the Revolving Credit Facility was payable quarterly in arrears.

On May 14, 2014, the Company terminated the Revolving Credit Facility and, through the Partnership, entered into a new $600 million unsecured revolving credit facility (the Credit Facility). The Credit Facility has an interest rate that ranges from 170 to 225 basis points over LIBOR depending on the Company’s consolidated leverage and a maturity date of May 14, 2018. The Credit Facility can be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions, and contains an accordion feature increasing the borrowing capacity to $800 million. As of September 30, 2014, the Credit Facility had a balance of $175.0 million.

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

9. Commitments and Contingencies

The Company has contractual arrangements with three operators in six of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operators in such facilities. The Company is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.6 million, of which approximately $2.1 million has been paid to date. The remaining $0.5 million was accrued as a component of other liabilities in the consolidated balance sheets.

The Company has purchase options with one of its tenants that are not exercisable by the tenant until January 1, 2017 for five properties, January 1, 2019 for two properties, and January 1, 2022 for five properties. If the 2017 option is not exercised, the tenant loses the right to exercise the 2019 option and the 2022 option. If the 2017 option is exercised, but the 2019 option is not exercised, the tenant loses the right to exercise the 2022 option. The purchase options call for the purchase price, as defined, to be determined at a future date. In addition, the Company has purchase options with four tenants on five properties that are exercisable by the applicable tenant at various times during the terms of the respective leases. Two of these options are exercisable at a predetermined purchase price and the remaining three call for a purchase price to be determined at a future date.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, liquidity or financial position.

10. Noncontrolling Interests—Operating Partnership / OP Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent the OP units held by individuals and entities other than AVIV. Accordingly, the following discussion related to noncontrolling interests—operating partnership of the REIT refers equally to OP units of the Partnership.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of AVIV’s common stock, if and when AVIV’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their OP units for redemption, in an amount equal to the fair market value of AVIV’s common stock. AVIV may elect to redeem tendered OP units for cash or for shares of AVIV’s common stock. During the three and nine months ended September 30, 2014, OP unitholders redeemed a total of 26,885 and 199,856 OP units in exchange for an equal number of shares of common stock of AVIV.

11. Stockholders’ Equity of the REIT and Partners’ Capital of the Partnership

Distributions accrued are summarized as follows for the three months ended September 30, (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$4,110	$17,009

2013	$—	$—	$—	$—	$—	$4,298	$13,435

Distributions accrued are summarized as follows for the nine months ended September 30, (in thousands):

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$12,374	$47,666

2013	$2,797	$97	$146	$—	$554	$8,882	$34,286

In connection with the IPO, the existing classes of limited partnership units of the Partnership were converted into an aggregate of 21,653,813 OP units held by the REIT and 11,938,420 OP units held by other investors of the Partnership. As a result, Class A, B, C, D and F Units are no longer outstanding, and the Partnership has had a single class of OP units since March 26, 2013. As noted above, the OP units held by other investors in the Partnership are redeemable for cash or, at the REIT’s election, unregistered shares of the REIT’s common stock on a one-for-one basis.

The weighted-average units outstanding for each class of units are summarized as follows for the three months ended September 30:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	—	—	—	—	—	11,419,777	47,213,612
2013	—	—	—	—	—	11,938,420	37,271,714

The weighted-average units outstanding for each class of units are summarized as follows for the nine months ended September 30:

	Class A	Class B	Class C	Class D	Class F	OP Units	REIT Shares
2014	—	—	—	—	—	11,478,543	43,576,705
2013	4,193,031	1,408,305	—	2,506	835,958	8,221,330	32,408,843

During the nine months ended September 30, 2014 and 2013, the Company had the following equity and capital activity:

•	AVIV issued an aggregate of 16,361 and 0 shares of common stock in connection with the Company’s annual grant of unrestricted stock to management, respectively;

•	AVIV issued an aggregate of 16,618 and 70,000 shares of common stock in connection with the Company’s annual grant of unrestricted and restricted stock to its Board of Directors, respectively;

•	AVIV reserved for issuance an aggregate of 156,397 and 0 shares of common stock in connection with the Company’s annual grant of restricted stock to employees and issuance of restricted stock to a new employee, respectively;

•	AVIV issued 15,180,000 shares in connection with the IPO on March 26, 2013 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $282.3 million;

•	AVIV issued 9,200,000 shares on April 15, 2014 in connection with an underwritten public offering of shares of AVIV’s common stock that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $211.3 million (the Equity Offering);

•	OP unit holders redeemed a total of 199,856 and 0 OP units in exchange for an equal number of shares of AVIV’s common stock, respectively; and

•	AVIV issued 174,467 and 0 shares of common stock in connection with an option exercise, respectively.

For the nine months ended September 30, 2014, AVIV declared the following cash dividends on its common stock, and the Partnership declared equivalent distributions on its OP units:

Declaration Date	Record Date	Amount Per Share	Dividend Payment Date
March 18, 2014	March 31, 2014	$0.36	April 11, 2014
May 27, 2014	June 27, 2014	$0.36	July 11, 2014
July 29, 2014	September 26, 2014	$0.36	October 10, 2014

Total		$1.08

12. Equity Compensation Plan

Prior to September 2010, the Partnership had established an officer incentive program linked to its future value. Class D Units were periodically granted to employees of AAM. Part of the Class D Units are defined as performance-based awards under ASC 718 and require employment of the recipient on the date of sale, disposition, or refinancing. If the employee is no longer employed on such date, the award is forfeited. The remainder of the Class D Units were time-based awards under ASC 718 and such fair value determined on the grant date was recognized over the vesting period. On March 26, 2013, the performance component Class D Units vested and along with time based units were converted to OP units in connection with the IPO, and $0.9 million of expense was recognized.

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

During 2013, the Company issued 23,250 shares and 47,250 RSAs subject to a vesting period. During the nine months ended September 30, 2014, 15,750 of the 47,250 RSAs vested. Additionally, the Company issued 226,585 RSUs, of which 17,470 were subsequently forfeited prior to the year ended December 31, 2013. Of these 226,585 RSUs, 16,361 shares were issued and vested in the nine months ended September 30, 2014 and an additional 7,779 RSUs were forfeited. Some of these RSUs are subject to time vesting, and some are subject to performance vesting. The time-based RSUs generally vest over a period of two to three years, subject to the employee’s continued employment with the Company. The performance-based RSUs are earned on the basis of Total Shareholder Return (TSR) on the Company’s stock compared to the TSR of a defined group of peer companies. The first installment of the performance-based RSUs are based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2014. The second installment is based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance period beginning on the date of the IPO and ending December 31, 2015. If the service and performance conditions are met, approximately half of the RSUs will vest on December 31, 2014, and the remaining will vest on December 31, 2015. The RSUs carry dividend equivalent rights that are subject to the same vesting terms as the underlying RSUs.

During the nine months ended September 30, 2014, the Company issued 156,397 RSUs of which 18,445 have been forfeited. Some of these RSUs are subject to time vesting, and some are subject to performance vesting. The time-based RSUs cliff vest over a period of three years, subject to the employee’s continued employment with the Company. The performance-based RSUs cliff vest on the basis of TSR on the Company’s stock compared to the TSR of a defined group of peer companies. Approximately half of the performance-based RSUs are based on the companies comprising the NAREIT Equity Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. Approximately half are based on the companies in the Bloomberg Healthcare REIT Index for the performance period beginning on January 1, 2014 and ending December 31, 2016. If the service and performance conditions are met, the RSUs will vest on December 31, 2016.

For the three and nine months ended September 30, 2014 and 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $0.9 million, $3.6 million, $0.5 million and $0.6 million, respectively.

Restricted stock grants vest over specified periods of time as long as the employee remains with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant	Shares of Restricted Stock	Weighted Average Fair Value of Date of Grant
Unvested balance at January 1	256,092	$29.83	—	$—
Granted	172,915	$26.55	182,092	$33.10
Vested (1)	(40,055)	$23.08	—	$—
Forfeited	(26,724)	$30.53	—	$—

Unvested balance at September 30	362,228	$28.96	182,092	$33.10

(1)	Includes 7,944 shares which were used to settle minimum employee withholding tax obligations for one employee of approximately $0.2 million in 2014. A net of 32,111 shares of common stock were delivered in the nine months ended September 30, 2014.

As of September 30, 2014, total unearned compensation on restricted stock was $6.5 million, and the weighted average vesting period was 1.76 years.

Option Awards

On September 17, 2010, the Company adopted the 2010 Management Incentive Plan (the MIP), which provides for the grant of option awards. Two-thirds of the options granted under the MIP were performance-based awards whose criteria for vesting is tied to a future liquidity event (as defined therein) and also contingent upon meeting certain return thresholds (as defined therein). The grant date fair value associated with all performance-based award options of the Company aggregated to approximately $7.4 million at the time of the IPO. One third of the options granted under the MIP were time based awards and the service period for these options is four years with shares vesting at a rate of 25% ratably from the grant date.

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

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Goldberg Lindsay & Co., LLC holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the nine months ended September 30, 2014, $3.4 million was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time- and performance-based option awards activity for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Outstanding at January 1	5,870,138	1,956,713
Exercised	(174,467)	—
Awards vested at IPO	—	3,913,425

Outstanding at September 30	5,695,671	5,870,138

Options exercisable at end of period	5,695,671	—
Weighted average fair value of options granted	$2.20	$2.20

The following table represents the time- and performance-based option awards outstanding cumulatively life-to-date for the nine months ended September 30, 2014 and 2013 as well as other MIP data:

	2014	2013
Range of exercise prices	$16.56-$18.87	$16.56 - $18.87
Outstanding	5,695,671	5,870,138
Remaining contractual life (years)	6.52	7.55
Weighted average exercise price	$17.44	$17.47

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. In connection with the IPO, all options outstanding under the MIP became fully vested, and the plan was retired. There were no options awarded in the nine months ended September 30, 2014 or 2013.

The Company recorded non-cash compensation expenses of approximately $0, $0, $0, and $9.0 million for the three and nine months ended September 30, 2014 and 2013, respectively, related to the time and performance based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations.

At September 30, 2014, there is no unrecognized compensation cost to be recognized related to the option awards.

Dividend equivalent rights associated with the MIP that became payable upon vesting amounted to $0, $0, $0, and $15.4 million for the three and nine months ended September 30, 2014 and 2013, respectively.

13. Earnings Per Common Share of the REIT

The following table shows the amounts used in computing the basic and diluted earnings per common share (in thousands except for share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for earnings per common share—basic:
Net income	$12,035	$10,067	$31,951	$12,031
Net income allocable to noncontrolling interests	(2,344)	(2,446)	(6,662)	(3,236)

Numerator for earnings per common share—basic	$9,691	$7,621	$25,289	$8,795

Numerator for earnings per common share—diluted:
Numerator for earnings per common share—basic	$9,691	$7,621	$25,289	$8,795
Net income allocable to noncontrolling interests—OP units	2,344	2,446	6,662	2,228

Numerator for earnings per common share—diluted	$12,035	$10,067	$31,951	$11,023

Denominator for earnings per common share—basic and diluted:
Denominator for earnings per common share—basic	47,213,612	37,271,714	43,576,705	32,408,843
Effect of dilutive securities:
Noncontrolling interests—OP units	11,419,777	11,938,420	11,478,543	8,221,330
Stock options	2,155,075	1,599,302	1,953,632	1,454,735
Restricted stock units	179,403	29,093	118,904	16,169

Denominator for earnings per common share—diluted	60,967,867	50,838,529	57,127,784	42,101,077

Basic earnings per common share
Net income allocable to common stockholders	$0.21	$0.20	$0.58	$0.27
Diluted earnings per common share
Net income allocable to common stockholders	$0.20	$0.20	$0.56	$0.26

14. Earnings Per Unit of the Partnership

The following table shows the amounts used in computing the basic and diluted earnings per unit (in thousands except for unit and per unit amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for earnings per unit—basic:
Net income	$12,035	$10,067	$31,951	$12,031
Net income allocable to limited partners	—	—	—	(1,008)

Numerator for earnings per unit—basic:	$12,035	$10,067	$31,951	$11,023

Numerator for earnings per unit— diluted:
Numerator for earnings per unit—diluted	$12,035	$10,067	$31,951	$11,023
Denominator for earnings per unit— basic and diluted:
Denominator for basic earnings per unit— basic	58,633,389	49,210,134	55,055,248	40,630,173
Effective dilutive securities:
Stock options	2,155,075	1,599,302	1,953,632	1,454,735
Restricted stock units	179,403	29,093	118,904	16,169

Denominator for earnings per unit—diluted	60,967,867	50,838,529	57,127,784	42,101,077

Basic earnings per unit:
Net income allocable to units	$0.21	$0.20	$0.58	$0.27
Diluted earnings per unit:
Net income allocable to units	$0.20	$0.20	$0.56	$0.26

15. Subsequent Events

On October 1, 2014, the Company acquired one property in Kentucky for a purchase price of $4.6 million from an unrelated third party.

On October 17, 2014, the Company acquired two properties in Texas for a purchase price of $28.5 million from an unrelated third party.

On October 30, 2014, AVIV and the Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Omega Healthcare Investors, Inc. (“Omega”), OHI Healthcare Properties Holdco, Inc., a wholly-owned subsidiary of Omega (“Merger Sub”), and OHI Healthcare Properties Limited Partnership, L.P., a wholly-owned subsidiary of Omega. The Merger Agreement provides for the merger of AVIV with and into Merger Sub (the “Merger”), with Merger Sub surviving as a wholly-owned subsidiary of Omega. At the effective time of the Merger, and subject to the terms and conditions set forth in the Merger Agreement, each outstanding share of Aviv common stock will be converted into the right to receive 0.90 shares of Omega common stock.

16. Condensed Consolidating Information

AVIV and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Issuers’ 2019 Notes and 2021 Notes issued in February 2011, April 2011, March 2012 and October 2013. The 2019 Notes and 2021 Notes were issued by the Partnership and Aviv Healthcare Capital Corporation. Separate financial statements of the guarantors are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors were not obligated with respect to the 2019 Notes and 2021 Notes. The properties held by the Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014, and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$49	$1,523,158	$15,708	$—	$1,538,915
Cash and cash equivalents	14,689	637	508	—	15,834
Deferred finance costs, net	17,637	—	14	—	17,651
Other	27,042	75,088	2,958	—	105,088
Investment in and due from related parties, net	1,560,447	—	—	(1,560,447)	—

Total assets	$1,619,864	$1,598,883	$19,188	$(1,560,447)	$1,677,488

Liabilities and partners’ capital
Secured loan	$—	$—	$13,478	$—	$13,478
Unsecured loan	652,410	—	—	—	652,410
Line of credit	175,000	—	—	—	175,000
Accrued interest payable	10,857	—	46	—	10,903
Dividends and distributions payable	21,078	—	—	—	21,078
Accounts payable and accrued expenses	987	10,885	22	—	11,894
Tenant security and escrow deposits	140	23,684	242	—	24,066
Other liabilities	1,152	9,267	—	—	10,419

Total liabilities	861,624	43,836	13,788	—	919,248
Total partners’ capital	758,240	1,555,047	5,400	(1,560,447)	758,240

Total liabilities and partners’ capital	$1,619,864	$1,598,883	$19,188	$(1,560,447)	$1,677,488

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net real estate	$55	$1,148,057	$15,376	$—	$1,163,488
Cash and cash equivalents	50,709	(714)	769	—	50,764
Deferred finance costs, net	12,681	3,948	14	—	16,643
Other	25,260	71,372	2,906	—	99,538
Investment in and due from related parties, net	1,168,729	—	—	(1,168,729)	—

Total assets	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

Liabilities and partners’ capital
Secured loan	$—	$—	$13,654	$—	$13,654
Unsecured loan	652,752	—	—	—	652,752
Line of credit	—	20,000	—	—	20,000
Accrued interest payable	14,750	487	47	—	15,284
Dividends and distributions payable	17,694	—	—	—	17,694
Accounts payable and accrued expenses	2,082	8,473	—	—	10,555
Tenant security and escrow deposits	765	20,572	249	—	21,586
Other liabilities	946	9,517	—	—	10,463

Total liabilities	688,989	59,049	13,950	—	761,988
Total partners’ capital	568,445	1,163,614	5,115	(1,168,729)	568,445

Total liabilities and partners’ capital	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$45,715	$364	$—	$46,079
Interest on loans and financing lease	278	823	—	—	1,101
Interest and other income	8	183	—	—	191

Total revenues	286	46,721	364	—	47,371
Expenses
Interest expense incurred	12,237	—	139	—	12,376
Amortization of deferred financing costs	988	—	—	—	988
Depreciation and amortization	2	11,414	106	—	11,522
General and administrative	1,982	3,301	14	—	5,297
Transaction costs	52	1,168	—	—	1,220
Loss on impairment	—	1,479	—	—	1,479
Reserve for uncollectible loan receivables and other receivables	—	9	—	—	9
Loss on sale of assets, net	—	2,445	—	—	2,445
Loss on extinguishment of debt	—	—	—	—	—

Total expenses	15,261	19,816	259	—	35,336

Net (loss) income	(14,975)	26,905	105	—	12,035
Equity in income (loss) of subsidiaries	27,010	—	—	(27,010)	—

Net income (loss) allocable to units	$12,035	$26,905	$105	$(27,010)	$12,035

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$31,005	$688	$—	$31,693
Interest on loans and financing lease	262	869	—	—	1,131
Interest and other income	—	49	—	—	49

Total revenues	262	31,923	688	—	32,873
Expenses
Interest expense incurred	7,641	795	141	—	8,577
Amortization of deferred financing costs	369	441	—	—	810
Depreciation and amortization	2	8,130	170	—	8,302
General and administrative	1,393	2,458	16	—	3,867
Transaction costs	536	674	—	—	1,210
Reserve for uncollectible loan receivables and other receivables	—	27	—	—	27
Loss on sale of assets, net	—	—	13	—	13

Total expenses	9,941	12,525	340	—	22,806

Net (loss) income	(9,679)	19,398	348	—	10,067

Equity in income (loss) of subsidiaries	19,746	—	—	(19,746)	—

Net income (loss) allocable to units	$10,067	$19,398	$348	$(19,746)	$10,067

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$126,869	$1,072	$—	$127,941
Interest on loans and financing lease	727	2,536	—	—	3,263
Interest and other income	482	750	—	—	1,232

Total revenues	1,209	130,155	1,072	—	132,436
Expenses
Interest expense incurred	34,903	1,167	419	—	36,489
Amortization of deferred financing costs	2,288	656	—	—	2,944
Depreciation and amortization	6	31,155	309	—	31,470
General and administrative	6,855	10,044	61	—	16,960
Transaction costs	134	3,678	1	—	3,813
Loss on impairment	—	2,341	—	—	2,341
Reserve for uncollectible loan receivables and other receivables	3,211	298	—	—	3,509
Loss on sale of assets, net	—	2,458	—	—	2,458
Loss on extinguishment of debt	—	501	—	—	501

Total expenses	47,397	52,298	790	—	100,485

Net (loss) income	(46,188)	77,857	282	—	31,951
Equity in income (loss) of subsidiaries	78,139	—	—	(78,139)	—

Net income (loss) allocable to units	$31,951	$77,857	$282	$(78,139)	$31,951

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$96,666	$2,540	$—	$99,206
Interest on loans and financing lease	836	2,436	—	—	3,272
Interest and other income	5	123	—	—	128

Total revenues	841	99,225	2,540	—	102,606
Expenses
Interest expense incurred	22,932	6,200	467	—	29,599
Amortization of deferred financing costs	1,094	1,422	—	—	2,516
Depreciation and amortization	4	23,881	514	—	24,399
General and administrative	13,714	7,364	72	—	21,150
Transaction costs	718	1,173	15	—	1,906
Reserve for uncollectible loan receivables and other receivables	(10)	77	(10)	—	57
Loss (gain) on sale of assets, net	—	374	(400)	—	(26)
Loss on extinguishment of debt	—	10,974	—	—	10,974

Total expenses	38,452	51,465	658	—	90,575

Net (loss) income	(37,611)	47,760	1,882	—	12,031

Equity in income (loss) of subsidiaries	49,642	—	—	(49,642)	—

Net income (loss) allocable to units	$12,031	$47,760	$1,882	$(49,642)	$12,031

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(358,512)	$428,124	$476	$—	$70,088
Investing activities
Purchase of real estate	—	(368,870)	—	—	(368,870)
Proceeds from sales of real estate, net	—	1,337	—	—	1,337
Capital improvements	—	(9,673)	(620)	—	(10,293)
Development projects	—	(30,316)	—	—	(30,316)
Loan receivables received from others	2,102	5,511	—	—	7,613
Loan receivables funded to others	(7,648)	(4,762)	—	—	(12,410)

Net cash used in investing activities	(5,546)	(406,773)	(620)	—	(412,939)
Financing activities
Borrowings of debt	185,000	98,000	—	—	283,000
Repayment of debt	(10,000)	(118,000)	(117)	—	(128,117)
Payment of financing costs	(4,588)	—	—	—	(4,588)
Capital contributions	60	—	—	—	60
Public offering proceeds	221,720	—	—	—	221,720
Cost of raising capital	(10,551)	—	—	—	(10,551)
Units issued for settlement of vested stock and exercised unit options, net	3,053	—	—	—	3,053
Cash distributions to partners	(56,656)	—	—	—	(56,646)

Net cash provided by (used in) financing activities	328,038	(20,000)	(117)	—	307,921

Net (decrease) increase in cash and cash equivalents	(36,020)	1,351	(261)	—	(34,930)
Cash and cash equivalents:
Beginning of period	50,709	(714)	769	—	50,764

End of period	$14,689	$637	$508	$—	$15,834

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)

(unaudited)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(220,414)	$259,381	$(2,572)	$—	$36,395
Investing activities
Purchase of real estate	—	(38,076)	—	—	(38,076)
Proceeds from sales of real estate, net	—	1,772	3,070	—	4,842
Capital improvements	(6)	(9,865)	(38)	—	(9,909)
Development projects	—	(14,380)	—	—	(14,380)
Loan receivables received from others	2,041	1,181	—	—	3,222
Loan receivables funded to others	(370)	(2,387)	—	—	(2,707)

Net cash provided by (used in) investing activities	1,665	(61,705)	3,032	—	(57,008)
Financing activities
Borrowings of debt	—	160,000	—	—	160,000
Repayment of debt	—	(353,091)	(112)	—	(353,203)
Payment of financing costs	—	(5,290)	—	—	(5,290)
Capital contributions	425	—	—	—	425
Initial public offering proceeds	303,600	—	—	—	303,600
Cost of raising capital	(25,380)	—	—	—	(25,380)
Cash distributions to partners	(65,183)	—	—	—	(65,183)

Net cash provided by (used in) financing activities	213,462	(198,381)	(112)	—	14,969

Net increase (decrease) in cash and cash equivalents	(5,287)	(705)	348	—	(5,644)
Cash and cash equivalents:
Beginning of period	16,869	(1,861)	526	—	17,876

End of period	$11,582	$(2,566)	$874	$—	$12,232

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-looking Statements

The information presented herein includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events, performance and underlying assumptions and other statements that are not historical facts. Examples of forward-looking statements include all statements regarding our expected future financial position, results of operations, cash flows, liquidity, financing plans, business strategy, projected growth opportunities and potential acquisitions, plans and objectives of management for future operations, and compliance with and changes in governmental regulations. You can identify forward-looking statements by their use of forward-looking words, such as “may,” “will,” “anticipate,” “expect,” “believe,” “estimate,” “intend,” “plan,” “should,” “seek” or comparable terms, or the negative use of those words, but the absence of these words does not necessarily mean that a statement is not forward-looking.

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

As of September 30, 2014, our portfolio consisted of 313 properties in 29 states and operated by 38 third-party operators. We have a geographically diversified portfolio, with no state representing more than 18.3% of our contractual rent as of September 30, 2014. Our properties are leased to a diversified group of operators, with no single operator representing more than 11.8% of our contractual rent as of September 30, 2014. When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

We cultivate long-term relationships with our operators and, as of September 30, 2014, 62% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99.5% of our contractual rent as of September 30, 2014 are supported by personal and/or corporate guarantees and leases representing 87.0% of our contractual rent for the same period are master leases or leases with cross-default provisions, which master leases and cross-default provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of September 30, 2014, 15.1% of our leases are scheduled to expire before 2019.

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

Our indebtedness is comprised principally of the unsecured obligations under our 2019 Notes, our 2021 Notes and our Credit Facility, each described in further detail under “ —Liquidity and Capital Resources—Indebtedness Outstanding”. Substantially all of such indebtedness is scheduled to mature in 2018 or thereafter.

Factors Affecting Our Operators’ Profitability

Our revenues are derived from rents we receive from triple-net leases with our operators. Certain economic factors present both opportunities and risks to our operators and, therefore, influence their ability to meet their obligations to us. Our operators’ revenues are largely derived from third-party sources. Therefore, we indirectly rely on these same third-party sources to obtain our rents. The third-party payments include approximately 75% from the federal Medicare program and state Medicaid programs and approximately 25% from private insurance companies or private-pay residents. The sources and amounts of our operators’ revenues are determined by a number of factors, including licensed bed capacity, occupancy rates, the healthcare needs of residents and the rate of reimbursement. Changes in the profile of the residents as well as the mix of payor types, including private pay, Medicare and Medicaid, may significantly affect our operators’ profitability and, in turn, their ability to meet their obligations to us. Managing, billing and successfully collecting third-party payments is a relatively complex activity that requires significant experience and is critical to the successful operation of a SNF. We believe the portfolio occupancy, the quality mix of our portfolio and resulting reimbursement rates have remained relatively stable over recent years.

Results of Operations

This Quarterly Report on Form 10-Q contains unaudited financial statements and other financial data for each of AVIV and the Partnership. As noted above, AVIV is the sole general partner of the Partnership and, as of September 30, 2014, owned 80.5% of the economic interest in the Partnership. All of the Company’s operations are conducted by the Partnership which is consolidated by AVIV for financial reporting purposes, and therefore the following information is the same for AVIV and the Partnership.

Three Months Ended September 30, 2014 and 2013

Revenues

Revenues increased $14.5 million, or 44.1%, from $32.9 million for the three months ended September 30, 2013 to $47.4 million for the same period in 2014. The primary increase is a rental income increase of $14.4 million, or 45.4%, from $31.7 million for the three months ended September 30, 2013 to $46.1 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $10.6 million associated with acquisitions and investments made during 2013 and 2014. There were no material changes to renewed leases or rent increases associated with tenant improvements during the quarter.

Expenses

Expenses increased $12.5 million, or 54.9%, from $22.8 million for the three months ended September 30, 2013 to $35.3 million for the same period in 2014. The increase was primarily due to increases of $3.8 million in interest expense incurred, $3.2 million in depreciation and amortization, $1.4 million in general and administrative expenses and $2.4 million in loss on sale of assets, net.

Detailed changes in our expenses for the three months ended September 30, 2014 compared to the same period in 2013 were as follows:

•	Interest expense incurred increased $3.8 million, or 44.3%, from $8.6 million for the three months ended September 30, 2013 to $12.4 million for the same period in 2014. The increase was a result of an increase in interest related to the bonds issued in the fourth quarter of 2013 offset by the decrease in interest related to the pay down of debt.

•	Amortization of deferred financing costs remained materially consistent for the three months ended September 30, 2013 compared to the same period in 2014.

•	Depreciation and amortization expense increased $3.2 million, or 38.8%, from $8.3 million for the three months ended September 30, 2013 to $11.5 million for the same period in 2014. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2013 and 2014.

•	General and administrative expense increased $1.4 million, or 37.0%, from $3.9 million for the three months ended September 30, 2013 to $5.3 million for the same period in 2014. This increase was primarily due to an increase in non-cash stock-based compensation expense related to the 2013 Long-Term Incentive Plan and an increase in salaries and bonuses as a result of the hiring of additional employees.

•	Transaction costs remained materially consistent for the three months ended September 30, 2014 compared to the same period in 2013.

•	Loss on impairment of assets expense was $1.5 million and $0 for the three months ended September 30, 2014 and 2013, respectively. The increase was due to a non-cash loss on one facility in the third quarter of 2014 where a portion of the carrying value was not deemed recoverable. The property is under contract to be sold in the fourth quarter.

•	Reserve for uncollectible loan and accounts receivable remained materially consistent for the three months ended September 30, 2014 compared to the same period in 2013.

•	Loss on sale of assets, net, increased $2.4 million from $0 for the three months ended September 30, 2013 to $2.4 million for the same period in 2014. The increase is due to the sale of five non-strategic assets in the third quarter 2014. In connection with the sale, the existing operators will continue to pay the Company 90% of the remaining contractual rent owed of approximately $6.9 million under the cross defaulted existing triple-net leases.

Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues increased $29.8 million, or 29.1%, from $102.6 million for the nine months ended September 30, 2013 to $132.4 million for the same period in 2014. Detailed changes in revenues for the nine months ended September 30, 2014 compared to the same period in 2013 were as follows:

•	Rental income increased $28.7 million, or 29.0%, from $99.2 million for the nine months ended September 30, 2013 to $127.9 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $26.9 million associated with acquisitions and investments made during 2013 and 2014. There were no material changes to renewed leases or rent increases associated with tenant improvements for the nine months ended September 30, 2014.

•	Interest on loans remained materially consistent for the nine months ended September 30, 2014 compared to the same period in 2013.

•	Interest and other income increased $1.1 million from $0.1 million for the nine months ended September 30, 2013 to $1.2 million for the same period in 2014. The increase is primarily due to non-recurring income from the sale of bed licenses at two facilities.

Expenses

Expenses increased $9.9 million, or 10.9%, from $90.6 million for the nine months ended September 30, 2013 to $100.5 million for the same period in 2014. The increase was primarily due to increases of $7.1 million in depreciation and amortization, $3.5 million in reserve for uncollectible loans and other receivables, $6.9 million in interest expense incurred and $2.5 million in loss on sale of assets offset by a decrease of $10.5 million in loss on extinguishment of debt and $4.2 million in general and administrative expenses.

Detailed changes in our expenses for the nine months ended September 30, 2014 compared to the same period in 2013 were as follows:

•	Interest expense incurred increased $6.9 million, or 23.3%, from $29.6 million for the nine months ended September 30, 2013 to $36.5 million for the same period in 2014. The increase was a result of an increase in interest related to the bonds issued in the fourth quarter of 2013 offset by the decrease in interest related to the pay down of debt.

•	Amortization of deferred financing costs remained materially consistent for the nine months ended September 30, 2014 compared to the same period in 2013.

•	Depreciation and amortization expense increased $7.1 million, or 29.0%, from $24.4 million for the nine months ended September 30, 2013 to $31.5 million for the same period in 2014. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2013 and 2014.

•	General and administrative expense decreased $4.2 million, or 19.8%, from $21.2 million for the nine months ended September 30, 2013 to $17.0 million for the same period in 2014. This decrease was primarily due to $9.7 million of non-cash stock-based compensation expense that was recorded as a result of the vesting of outstanding options in connection with the IPO in 2013 compared to $3.6 million of non-cash stock based compensation expense that was recorded in 2014 related to the 2013 Long-Term Incentive Plan, partially offset by a $1.7 million increase in salaries and bonuses as a result of the hiring of additional employees.

•	Transaction costs increased $1.9 million from $1.9 million for the nine months ended September 30, 2013 to $3.8 million for the same period in 2014. This increase was primarily due to the acquisition of 38 properties during the nine months ended September 30, 2014 compared to the acquisition of only eight properties during the same period in 2013.

•	Loss on impairment of assets expense was $2.3 million and $0 for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to a non-cash loss on one facility in the first quarter and one facility in the third quarter of 2014 where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible loan and accounts receivable increased $3.5 million from $0 for the nine months ended September 30, 2013 to $3.5 million for the same period in 2014. This increase was primarily due to additional expense incurred to reserve against outstanding loans and other receivable balances related to two operators in 2014.

•	Loss (gain) on sale of assets, net, increased $2.5 million from $0 for the three months ended September 30, 2013 to a loss of $2.5 million for the same period in 2014. The increase is due to the sale of five non-strategic assets in the third quarter 2014. In connection with the sale, the existing operators will continue to pay the Company 90% of the remaining contractual rent owed of approximately $6.9 million under the cross defaulted existing triple-net leases.

•	Loss on extinguishment of debt decreased $10.5 million, or 95.4%, from $11.0 million for the nine months ended September 30, 2013 to $0.5 million for the same period in 2014. The decrease primarily relates to the non-cash write-offs related to debt that was settled in conjunction with the IPO in 2013.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Credit Facility, as defined below, will be adequate to fund our operating requirements, debt service, the payment of dividends, new construction and reinvestment projects in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of OP units of the Partnership.

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

Cash Flows

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

•	Cash provided by operations increased $33.7 million from $36.4 million for the nine months ended September 30, 2013 to $70.1 million for the same period in 2014. The increase was primarily due to a $23.7 million increase in cash from rental income related to properties acquired during 2013 and 2014, $5.3 million increase in cash from tenant security deposits, $3.2 million increase in cash as a result of the timing of accounts payable and accrued expenses during the nine months ended September 30, 2014 compared with the same period in 2013.

•	Cash used in investing activities increased $355.9 million from $57.0 million for the nine months ended September 30, 2013 to $412.9 million for the same period in 2014. This increase was primarily due to the increase in funds used for the purchase of real estate investments, development projects and capital improvements in the nine months ended September 30, 2014, as compared to the same period in 2013.

•	Cash provided by financing activities increased $293.0 million from $15.0 million for the nine months ended September 30, 2013 to $307.9 million for the same period in 2014. The increase was primarily due to a decrease of $348.1 million in net debt borrowings and repayments, offset by a decrease in net public offering proceeds of $81.9 million in 2014 as compared to the same period in 2013.

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

Indebtedness Outstanding

Our indebtedness outstanding consists principally of borrowings under our 2019 Notes, 2021 Notes, and Credit Facility. We had total indebtedness of approximately $840.9 million (inclusive of our debt premium) outstanding as of September 30, 2014. Substantially all of such indebtedness is scheduled to mature in 2016 or thereafter.

As of September 30, 2014, we were in compliance with all of the financial covenants of our outstanding debt and lease agreements and the indentures governing our 2019 Notes, 2021 Notes, and Credit Facility.

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

Credit Facility

On May 14, 2014, we, through the Partnership and Aviv Healthcare Capital Corporation, with certain of our subsidiaries as guarantors, entered into a $600 million unsecured revolving credit facility with Bank of America, N.A. (as amended from time to time, the Credit Facility). The Credit Facility has an accordion feature that may allow us to increase the availability thereunder by an additional $200 million to a total availability of $800 million. The Credit Facility had an outstanding balance of $175.0 million as of September 30, 2014.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Credit Facility. The Credit Facility bears interest at the rate of LIBOR plus a margin of 170 basis points to 225 basis points, depending on our leverage ratio, and the applicable margin was 170 basis points as of September 30, 2014. If the Partnership achieves an investment grade rating on senior unsecured long-term debt from at least two of S&P, Fitch and Moody’s, or investment grade status, then the margin reduces to 90 basis points to 170 basis points, depending on the quality of the investment grade rating. The initial term of the Credit Facility expires on May 14, 2018, with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Credit Facility are available for general corporate purposes.

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

Other Loans

In June 2012, a wholly-owned indirect subsidiary of AVIV assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044 and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of September 30, 2014, the balance of such loan was $11.1 million (excluding $2.4 million of net debt premium balance).

See Note 8, Debt, in the notes to the unaudited consolidated financial statements included in this report for additional information.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of September 30, 2014 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Secured loans	$716	$1,431	$1,431	$17,948	$21,526
Credit Facility (1)	3,244	6,497	177,160	—	186,901
6% Senior Notes Due 2021 (2)	15,000	30,000	30,000	280,000	355,000
7 3⁄4% Senior Notes due 2019 (3)	31,000	62,000	443,917	—	536,917

Total	$49,960	$99,928	$652,508	$297,948	$1,100,344

(1)	Reflects $175 million of borrowings under our Credit Facility.
(2)	Reflects $250 million outstanding for our 2021 Notes.
(3)	Reflects $400 million outstanding for our 2019 Notes.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company did not have any off-balance sheet arrangements.

Presentation of Non-GAAP Financial Information

In addition to the results of operations presented above, we are presenting certain supplemental financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles, or GAAP. The “non-GAAP” financial measures used herein include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	FFO is defined by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, loss on impairment, and loss (gain) on sale of assets (net).

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs and severance costs.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock (unit)-based compensation, straight-line rental income (net) and rental income from intangible amortization (net).

•	EBITDA represents net income before interest expense (net), amortization of deferred financing costs and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before loss on impairment, loss (gain) on sale of assets (net), transaction costs, write off of straight-line rents, non-cash stock-based compensation, loss on extinguishment of debt and reserves for uncollectible loan receivables.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Information	2014	2013	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$25,241	$14,897	$70,088	$36,395
Net cash flows used in investing activities	(212,245)	(15,228)	(412,939)	(57,008)
Net cash flows provided by (used in) financing activities	153,782	(2,703)	307,921	14,969
FFO (1)	27,481	18,382	68,220	36,404
Normalized FFO (1)	28,701	19,592	75,745	49,295
AFFO (1)	28,800	21,799	78,332	58,646
EBITDA (2)	36,921	27,756	102,853	68,544
Adjusted EBITDA (2)	43,035	32,401	120,159	95,226

(1)	The following table is a reconciliation of our net income to FFO, Normalized FFO, and AFFO:

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds from Operations	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income	$12,035	$10,067	$31,951	$12,031
Depreciation and amortization	11,522	8,302	31,470	24,399
Loss on impairment	1,479	—	2,341	—
Loss (gain) on sale of assets, net	2,445	13	2,458	(26)

Funds from Operations	27,481	18,382	68,220	36,404
Loss on extinguishment of debt	—	—	501	10,974
Reserve for uncollectible loan receivables	—	—	3,211	11
Transaction costs	1,220	1,210	3,813	1,906

Normalized Funds from Operations	28,701	19,592	75,745	49,295
Amortization of deferred financing costs	988	810	2,944	2,516
Non-cash stock-based compensation	970	535	3,602	10,930
Straight-line rental income, net	(1,727)	1,227	(3,420)	(2,998)
Rental income from intangible amortization, net	(132)	(365)	(539)	(1,097)

Adjusted Funds from Operations	$28,800	$21,799	$78,332	$58,646

The following table is a reconciliation of our cash flows provided by operating activities to FFO, Normalized FFO, and AFFO:

	Nine Months Ended September 30,
	2014	2013
Net cash flows provided by operating activities	$70,088	$36,395
Reserve for uncollectible loan and other receivables	(3,509)	(57)
Non-cash stock-based compensation	(3,602)	(10,930)
Amortization of deferred financing costs	(2,944)	(2,516)
Straight-line rental income, net	3,420	2,998
Rental income from intangible amortization, net	539	1,097
Changes in operating assets and liabilities	4,321	14,201
Non-cash loss on extinguishment of debt	(494)	(5,161)
Other	401	377

Funds from Operations	68,220	36,404
Loss on extinguishment of debt	501	10,974
Reserve for uncollectible loan receivables	3,211	11
Transaction costs	3,813	1,906

Normalized Funds from Operations	75,745	49,295
Amortization of deferred financing costs	2,944	2,516
Non-cash stock-based compensation	3,602	10,930
Straight-line rental income, net	(3,420)	(2,998)
Rental income from intangible amortization, net	(539)	(1,097)

Adjusted Funds from Operations	$78,332	$58,646

The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$12,035	$10,067	$31,951	$12,031
Interest expense, net	12,376	8,577	36,488	29,598
Amortization of deferred financing costs	988	810	2,944	2,516
Depreciation and amortization	11,522	8,302	31,470	24,399

EBITDA	36,921	27,756	102,853	68,544
Loss on impairment	1,479	—	2,341	—
Loss (gain) on sale of assets, net	2,445	13	2,458	(26)
Transaction costs	1,220	1,210	3,813	1,906
Write-off of straight-line rents	—	2,887	1,380	2,887
Non-cash stock-based compensation	970	535	3,602	10,930
Loss on extinguishment of debt	—	—	501	10,974
Reserve for uncollectible loan receivables	—	—	3,211	11

Adjusted EBITDA	$43,035	$32,401	$120,159	$95,226

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$70,088	$36,395
Interest expense, net	36,488	29,598
Straight-line rental income, net	3,420	2,998
Rental income from intangible amortization, net	539	1,097
Non-cash stock-based compensation	(3,602)	(10,930)
(Loss) gain on sale of assets, net	(2,458)	26
Loss on impairment	(2,341)	—
Reserve for uncollectible loan and other receivables	(3,509)	(57)
Changes in operating assets and liabilities	4,321	14,201
Non-cash loss on extinguishment of debt	(494)	(5,161)
Other	401	377

EBITDA	102,853	68,544
Loss on impairment	2,341	—
Loss (gain) on sale of assets, net	2,458	(26)
Transaction costs	3,813	1,906
Write-off of straight-line rents	1,380	2,887
Non-cash stock-based compensation	3,602	10,930
Loss on extinguishment of debt	501	10,974
Reserve for uncollectible loan receivables	3,211	11

Adjusted EBITDA	$120,159	$95,226

Net cash flow used in investing activities	$(412,939)	$(57,008)
Net cash flow provided by financing activities	$307,921	$14,969

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of September 30, 2014, $175.0 million of our consolidated borrowings bore interest at variable rates (representing borrowing under our Credit Facility). We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $175.0 million on our variable rate indebtedness during the quarter ended September 30, 2014, our interest expense would have increased by $0.4 million for the quarter ended September 30, 2014. The Company believes that it has effectively managed interest rate exposure because, as of September 30, 2014, 79% of the Company’s indebtedness was fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of AVIV. Under the supervision of and with the participation of AVIV’s management, including its Chief Executive Officer and its Chief Financial Officer, AVIV evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that AVIV’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by AVIV in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to AVIV’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of AVIV. During the quarter ended September 30, 2014, there have been no changes in AVIV’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of AVIV have concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting of the Partnership. During the quarter ended September 30, 2014, there have been no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 6.	EXHIBITS.

The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

October 31, 2014	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

October 31, 2014	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

EXHIBIT INDEX

4.1	Seventh Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Second Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1	Subsidiary Guarantor Joinder Agreement, dated as of September 29, 2014, by and between Washington Idaho Property, L.L.C., as Subsidiary and Bank of America, N.A., as Administrative Agent under the Credit Agreement.

10.2	Subsidiary Guarantor Joinder Agreement, dated as of September 29, 2014, by and between St. Joseph Missouri Property, L.L.C., as Subsidiary and Bank of America, N.A., as Administrative Agent under the Credit Agreement.

31.1	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Unaudited Consolidated Statements of Operations for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Unaudited Consolidated Statement of Changes in Equity for Aviv REIT, Inc. and Unaudited Consolidated Statement of Changes in Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Unaudited Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Unaudited Consolidated Financial Statements.