Form 10-K
period 2014-12-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2015-02-26
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock of Aviv REIT, Inc. held by non-affiliates as of June 30, 2014 was $705,868,310. The aggregate market value of units of beneficial interest (“OP units”) in Aviv Healthcare Properties Limited Partnership held by non-affiliates as of June 30, 2014 was $69,062,345.

As of February 2, 2015, Aviv REIT, Inc. had 48,479,146 shares of common stock outstanding, $0.01 par value per share. As of February 2, 2015, Aviv Healthcare Properties Limited Partnership had 10,249,952 OP units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Aviv REIT, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Annual Meeting Proxy Statement”) is incorporated by reference into Part III hereof. In the event Aviv REIT, Inc. does not file the Annual Meeting Proxy Statement, this information will be provided instead by an amendment to this report not later than 120 days after the end of Aviv REIT, Inc.’s fiscal year.

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

AVIV is a real estate investment trust, or REIT, and the general partner of the Partnership. The Partnership’s capital is comprised of units of beneficial interest, or OP units. As of December 31, 2014, AVIV owned 82.5% of the economic interest in the Partnership, with the remaining interest being owned by investors. Investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

The Company believes it is important for investors to understand the few differences between AVIV and the Partnership in the context of how AVIV and the Partnership operate as a consolidated company. AVIV is a REIT, whose only material asset is its ownership of OP units of the Partnership. As a result, AVIV does not conduct business itself, other than acting as the sole general partner of the Partnership, issuing public equity from time to time and guaranteeing unsecured debt of the Partnership. AVIV has not issued any indebtedness, but has guaranteed all of the unsecured debt of the Partnership. The Partnership indirectly holds all the real estate assets of the Company. Except for net proceeds from public equity issuances by AVIV, which are contributed to the Partnership in exchange for OP units, the Partnership generates all remaining capital required for the operation of the Company’s business. These sources include the Partnership’s operations, its direct or indirect incurrence of indebtedness, and the issuance of OP units.

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. The Partnership’s capital consists of OP units that are owned by AVIV and other investors. AVIV’s stockholders’ equity consists of common stock, additional paid-in capital and retained earnings (accumulated deficit). The OP units held by the limited partners in the Partnership are presented as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There was no difference between the assets and liabilities of AVIV and the Partnership as of December 31, 2014. Net income is the same for AVIV and the Partnership.

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

AVIV REIT, INC. / AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Special Note Regarding Forward-Looking Statements

Presentation of Portfolio Metrics

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

These metrics are not derived from our financial statements but are operating statistics that we derive from reports that we receive from our operators pursuant to our triple-net leases. As a result, our portfolio metrics typically lag our own financial statements by approximately one quarter. In order to determine our portfolio metrics for the period presented, the metrics are stated only with respect to properties owned by us and operated by the same operator for the portion of the period we owned the properties and excludes assets held for sale, properties under construction and, with certain exceptions for shorter periods, properties within 24 months of completion of construction. Accordingly, EBITDARM and EBITDAR coverage, EBITDAR margin, portfolio occupancy and quality mix for the twelve months ended September 30, 2014 included 290 of the 313 properties in our portfolio as of September 30, 2014.

When we refer to the contractual rent of our portfolio, we are referring to the total monthly rent due under all of our triple-net leases as of the date specified, calculated based on the first full month following the specified date.

PART I

Item 1.	BUSINESS

Our Company

AVIV is a self-administered real estate investment trust, or REIT, specializing in the ownership and triple-net leasing of post-acute and long-term care skilled nursing facilities, or SNFs. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our management team has extensive knowledge of and a track record investing in SNFs and other healthcare real estate. We believe that we own one of the largest and highest-quality portfolios of post-acute and long-term care SNFs in the United States. We generate our cash rental stream by triple-net leasing our properties to third-party operators who have responsibility for the operation of the facilities, including for all operating costs and expenses related to the property, maintenance and repair obligations and other required capital expenditures. Our leases typically include rent escalation provisions designed to provide us with organic growth in our rental stream. As of December 31, 2014, our portfolio consisted of 346 properties in 30 states leased to 37 tenants who represent many of the largest and most experienced operators in the industry.

We believe we can continue to achieve attractive returns for our investors by combining a steadily growing rental stream from our existing properties with growth through acquisitions in a large and fragmented industry. In the last five years, we have acquired 204 properties with 31 tenants in 82 separate transactions ranging in size from less than $1 million to $305 million, for a total of $1.3 billion, returning a 26% compound annual growth rate, or CAGR, over that period. We have established a track record of working with market-leading operators to support their growth plans through acquisitions. Our experience, reputation and relationships in the SNF industry allow us to acquire properties to which many other investors do not have access. As a result, we have been successful acquiring high-quality properties at valuations that achieve attractive lease yields and strong rent coverage for our diversified portfolio.

We have built a high-quality and strategically diversified portfolio of tenants and properties with approximately $218.7 million of contractual rent for the twelve months ending December 31, 2015 based on leases in place as of December 31, 2014. We also receive income from loan receivables and an asset under a direct financing lease, which together had a book value of $54.0 million as of December 31, 2014. Our leases provide us with long-term cash rental streams, with a weighted-average remaining lease term of approximately 8.7 years as of December 31, 2014 and 14.4% of our rent expiring over the next five years. We are able to proactively manage lease expirations by extending our leases in connection with acquisitions, reinvestment projects and other opportunities. We believe our rental stream is secure because our EBITDARM and EBITDAR portfolio coverage ratios were 1.8x and 1.4x, respectively, for the twelve months ended September 30, 2014. We believe these measures are strong indications of our tenants’ ability to comfortably pay the rent and other amounts due under our leases. In addition, our properties have strong occupancy and quality mix, with portfolio occupancy and quality mix of 77.4% and 49.8%, respectively, for the trailing twelve months ended September 30, 2014. See “Presentation of Portfolio Metrics” for additional information regarding our coverage ratios and other portfolio metrics.

Merger Agreement

On October 31, 2014, we announced that our Board of Directors had unanimously approved a definitive merger agreement with Omega Healthcare Investors, Inc. (“Omega”) pursuant to which Omega will acquire all of the outstanding shares of common stock of AVIV in a stock-for-stock merger. Under the terms of the agreement, stockholders of AVIV will receive a fixed exchange ratio of 0.90 shares of common stock of Omega for each share of AVIV common stock they own. Upon closing of the proposed merger transaction, Omega stockholders are expected to own approximately 70% of the combined company and AVIV stockholders together with the limited partners of the Partnership, are expected to own approximately 30% of the combined company. The proposed merger transaction is intended to be tax-free to stockholders. Upon completion of the proposed merger transaction, Taylor Pickett, current Omega CEO, will serve as CEO of the combined company, and Craig Bernfield, current Chairman and CEO of AVIV, will join the board of directors of the combined company.

Completion of the transaction is subject to satisfaction of customary closing conditions, including the approval of stockholders of both AVIV and Omega. The proposed merger transaction is currently expected to close in the first half of 2015.

Additional information about the proposed merger transaction and the special meeting of stockholders to consider and vote on, among other things, a proposal to approve the proposed merger transaction, is included in the preliminary joint proxy statement/prospectus filed by Omega with the SEC on January 5, 2015, as amended on February 17, 2015 and the definitive joint proxy statement/prospectus which was mailed to stockholders of record after the related registration statement was declared effective by the SEC.

Our Competitive Strengths

We believe the following strengths serve as the foundation for our business:

Established Healthcare REIT with Expertise Investing in SNFs. We specialize in triple-net leasing post-acute and long-term care SNFs to large and experienced operators. We own one of the largest portfolios of SNFs in the United States and have been investing in SNFs for over 30 years. As of December 31, 2014, 285 of our 346 properties were SNFs, representing 82.8% of our contractual rent. We have extensive experience and expertise regarding the management of our portfolio, which we believe is critical to our success. Our network of market-leading SNF operators has created a pipeline of growth opportunities.

Strategically Diversified Portfolio of High-Quality Properties. We have a diversified portfolio of properties located in 30 states that are triple-net leased on a long-term basis to 37 tenants. We focus on strategically limiting our concentration of properties with tenants and states, with no single tenant representing more than 12.1% of our contractual rent and no state representing more than 16.8% of our contractual rent as of December 31, 2014. We have a strategically balanced portfolio of Medicare and Medicaid revenue which comes from many different reimbursement systems including from the federal government and 29 states. We believe that our diversification helps us generate a stable and steadily growing rental stream. We also pursue a strategy of leasing properties to multiple tenants in each of our markets and multiple properties for each of our tenants, which helps us expand our expertise and relationships in a given market, while also helping us mitigate risk. We focus on continually enhancing the quality of our properties and have established a reinvestment program designed to give our high-quality properties a competitive advantage in their markets. These investments include interior enhancements designed to drive revenues for our operators and exterior enhancements designed to attract residents from the community and key referral sources. We have invested a significant amount of capital in recent years in our existing properties, for which we receive incremental rent, with returns consistent with those we achieve for new acquisitions. We expect this to be a consistent and growing part of our business.

Strong Relationships with Large and Experienced Operators. We have developed strong relationships with many of the largest and most experienced operators in the United States. We have made a long-term commitment to working with operators in a cooperative and supportive manner. Our top ten tenants represent 73.4% of our contractual rent as of December 31, 2014. These operators possess the experience, scale and other characteristics that are key factors in driving profitability for them and our properties. Our tenants have strong EBITDAR margins and coverages, of 14.6% and 1.39x, respectively, for our properties, for the twelve months ended September 30, 2014. We cultivate long-term relationships with our tenants and other market-leading operators. Our strong relationships with these tenants lead to a significant pipeline of attractive investment opportunities, with approximately 46.2% of our $1.3 billion of acquisitions over the last five years completed with existing tenants. We believe we will continue to generate a significant pipeline of investment opportunities as a result of our relationships.

Well-Structured Triple-Net Leases with Strong Coverage. We have strong rent coverage, which is an indication of our tenants’ ability to comfortably pay the rent due under our leases. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2014 were 1.77x and 1.39x, respectively. We believe our coverages achieve the proper balance between maintaining our profitability and providing comfort that our tenants will be able to pay the rent and other amounts due under our leases. Under our triple-net leases, our tenants are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other required capital expenditures. This structure helps insulate us from variability in operator cash flows. We support our ability to generate attractive returns on a long-term basis by structuring our leases with a variety of complementary provisions. For instance, our leases typically have initial terms of 10 years and include annual rent escalators of approximately 2% compounded per annum.

These escalator provisions help us achieve a steadily growing cash rental stream. We regularly enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise from our close tenant relationships. Our lease structures also provide us with key credit support for our rents, with 99% of our contractual rent supported by personal and/or corporate guarantees and 89% supported by master leases or leases with cross-default provisions as of December 31, 2014. Our leases also typically require security deposits of several months’ rent.

Platform Built for Growth with Proven Investment Track Record. We employ 34 people across the organization and are committed to maintaining a growth-oriented infrastructure. We have 11 professionals focused on sourcing, underwriting and executing transactions. Our acquisition team has enabled us to grow our total assets at December 31, 2014 by 176% over the last five years. We have also developed an experienced asset management team of eight professionals that oversees our properties, preserves our assets and identifies other investments in our existing portfolio that help grow our rental stream. We are disciplined and selective about the investments we make. Our underwriting process includes a thorough assessment of the experience and credit profile of each operator, the quality of the real estate and the demographics of the market in which the property is located. The experience of our management team and our strong working relationships with our tenants have enabled us to invest $170.7 million over the last five years in existing properties and strategic new construction projects, for which we receive incremental rent. We are disciplined and make investments with attractive returns that create long-term value.

Experienced Management Team with Significant Tenure. Craig M. Bernfield, our Chairman and Chief Executive Officer, has built the Company for over 25 years. Our President and Chief Operating Officer, Steven J. Insoft, has been with us for ten years and has more than 20 years of experience as an operator, investor and developer of SNFs and assisted living facilities, or ALFs. Our Chief Financial Officer, Mark L. Wetzel, joined the Company in 2013 with over 25 years of real estate, capital markets and operating experience, including significant public and private REIT experience as a chief financial officer and senior executive. Our other key senior executives and professionals have significant tenure and experience, averaging 10 years with the Company and 23 years in their areas of expertise. Our entire management team has specialized knowledge that is critical to the operation and growth of our business.

Our Growth Strategies

The SNF industry is large and fragmented and we believe that market conditions are favorable for investing in post-acute and long-term care SNFs and for consolidation in the industry. According to the American Health Care Association, the SNF market comprises 15,600 facilities and 1.6 million beds and, according to National Investment Center for Senior Housing & Care Industry, or NIC, there are over 2,500 SNF operators in the United States. We estimate that approximately 88% of SNFs are privately owned, and in our experience these owners regularly seek liquidity through the sale of their properties and sale-leaseback transactions. These transactions are attractive to us because they offer conservative property valuations and an alignment of interests with the seller since they continue to operate the property after the acquisition is completed. We have an extensive network of relationships with SNF operators and owners and an experienced team of professionals that specialize in SNFs. We believe our reputation and knowledge will provide us with a significant competitive advantage to further consolidate the ownership of post-acute and long-term care SNF properties.

The primary elements of our growth strategy are to:

Continue to Source Investments from Existing Relationships. Our tenants represent many of the largest and most experienced operators of SNFs in the United States. These market-leading operators have a demonstrated desire, as well as the resources and ability, to grow, and our strong relationships with these operators lead directly to acquisition and other investment opportunities. These operators own many of the facilities they operate which gives us a significant opportunity to grow our portfolio through sale-leaseback transactions. These transactions are attractive to the operators because they provide liquidity to grow their businesses. Approximately 46.2% of our $1.3 billion of acquisitions over the last five years were completed with existing tenants. We believe we can continue to expand our relationships with our tenants, who collectively operate over 1,400 properties throughout the United States. As a result, we believe we will continue to identify attractive acquisition, sale-leaseback, reinvestment, new construction and other investment opportunities in our operators’ existing markets, as well as new markets.

Identify Additional Operator Relationships. We seek to expand our portfolio by capitalizing on the network of relationships with market-leading operators we have built in the SNF industry over the past 30 years. We focus on operator relationships that meet our investment criteria, and we believe our experience in the industry helps us to identify these high-quality operators. This strategy has resulted in approximately 53.8% of our acquisitions over the last five years being completed with 17 new tenants who now operate 145 of our properties. Our reputation in the industry has allowed us to generate a significant pipeline of attractive opportunities to grow our portfolio with some of the largest and most experienced operators in the United States.

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

Further Enhance Our Franchise and Position as an Industry Leader. We are committed to further developing our reputation and franchise in the SNF industry. We frequently sponsor and speak at industry conferences and similar events and focus on opportunities to prominently align ourselves with other leaders in the post-acute and long-term care SNF and healthcare real estate industry. Mr. Insoft, our President and Chief Operating Officer, serves on the board of directors, and we are one of five Premier Partners, of NIC, one of our industry’s leading organizations. We also host an annual conference for our operators to share best practices and ideas, which generates additional investment opportunities for us. As a result of our efforts, there is significant awareness of the Aviv franchise in the SNF industry, which results in SNF owners and operators approaching us with a significant pipeline of attractive investment opportunities.

Strategically Pursue Opportunities to Invest in Complementary Healthcare Properties. We intend to continue to capitalize on our management team’s extensive knowledge of healthcare properties, as well as our strong relationships with our tenants, to supplement our core strategy of acquiring and investing in post-acute and long-term care SNFs. We opportunistically acquire complementary healthcare properties, such as assisted living facilities, or ALFs, and independent living facilities, or ILFs, which collectively represented 13.7% of our contractual rents as of December 31, 2014. In addition, we have also acquired long-term acute-care hospital and traumatic brain injury facilities, which collectively represented 3.5% of our contractual rents as of December 31, 2014, with experienced operators that meet our criteria for quality and experience and we believe have the ability and desire to grow with us. We believe the acquisition of these properties on a strategic basis helps us continue to generate attractive returns, diversify our existing portfolio and further expand and strengthen our industry relationships.

Our Portfolio

As of December 31, 2014, our portfolio consisted of 346 properties, comprised of 285 skilled nursing facilities, 35 assisted living facilities, 14 traumatic brain injury facilities, two long-term acute care hospitals, one neuro hospital, two independent living facilities, two medical office buildings, and five land parcels for development, with approximately 29,646 beds in 30 states triple-net leased to 37 operators. Our portfolio consisted of 339 owned properties (including five properties under development), three properties that we lease and sublease to a third-party operator, three properties in which we hold a leasehold security interest from third-party operators and one new construction property in which we hold a security interest. Our EBITDARM and EBITDAR coverage ratios for the twelve months ended September 30, 2014 were 1.77x and 1.39x, respectively, and our operators’ EBITDAR margins at our properties averaged 15%. For the twelve months ended September 30, 2014, our portfolio occupancy was 77.4% and our quality mix was 49.8%.

We lease our properties to a diversified group of 37 operators with no single operator representing more than 12.1% of our contractual rent as of December 31, 2014. We monitor the credit quality of our operators on an ongoing basis. For example, on a quarterly basis, we review the financial statements of our properties, paying special attention to trends in key metrics, liquidity measures and health surveys. Our review and analysis is accompanied by a formal quarterly conference call with each operator’s key personnel in order to provide better insight into the current state of operations. Furthermore, we perform an onsite inspection of each of our properties on an annual or biennial basis, after which we make recommendations regarding building improvements and reinvestment opportunities to our operators.

The following table sets forth information about our properties as of December 31, 2014:

Operator Diversification

Operator (1)	Number of properties	Number of Operating beds	Percentage of Contractual Rent
Laurel	29	2,777	12.1%
Daybreak	50	4,304	10.0%
Saber	30	2,659	9.8%
EmpRes	23	2,081	9.3%
Maplewood	14	768	8.6%
Fundamental	19	2,091	7.7%
Preferred Care	17	1,617	4.9%
Diversicare	13	1,787	4.4%
Sun Mar	13	1,345	4.2%
Providence	10	868	2.4%

Top Ten	218	20,297	73.4%
Deseret	17	853	2.3%
Prestige Care	9	542	2.1%
Mission Health	6	751	2.1%
Genesis	7	549	2.0%
Peregrine	4	624	1.9%
Trillium	11	773	1.8%
Bridgemark	7	789	1.5%
Reliance	4	436	1.5%
CareMeridian	15	166	1.4%
Trinity	11	835	1.3%
Cardinal Care	2	185	1.2%
New Beginnings	3	313	0.8%
HI-Care	3	278	0.8%
Markleysburg	3	259	0.7%
Physician’s Hospital Group	3	57	0.6%
Safe Haven	2	124	0.6%
Hope Healthcare	4	371	0.5%
Covenant Care	2	224	0.5%
Lion	1	162	0.4%
Better Senior Living	3	310	0.4%
JK&L	2	104	0.4%
UltraCare	3	136	0.4%
NuCare	1	94	0.4%
Transitions	1	135	0.4%
Orion	1	93	0.3%
LTP Generations	2	96	0.2%
Health Dimensions	1	90	0.1%

Total	346	29,646	100.0%

(1)	Throughout this report, we refer to operators by their commonly-known trade names; however, each operator may operate through a variety of legal entities, some or all of which may not be under common ownership and properties may not be subject to master leases or cross-defaulted.

We have a geographically diversified portfolio of properties located in 30 states with no state representing more than 16.8% of our contractual rent as of December 31, 2014.

The following table sets forth information about our properties as of December 31, 2014:

State Diversification

State	Number of properties	Number of Operating beds	Percentage of Contractual Rent (1)
Texas	68	6,443	16.8%
Ohio	38	3,672	14.0%
California	39	2,543	9.6%
Connecticut	6	407	5.1%
Michigan	12	1,117	4.9%
Washington	15	1,065	4.8%
Massachusetts	10	746	4.5%
Pennsylvania	10	1,134	4.3%
Missouri	18	1,649	4.3%
Kentucky	11	1,044	3.2%

Top Ten	227	19,820	71.5%
North Carolina	7	725	2.8%
Arkansas	10	1,018	2.7%
Illinois	11	1,169	2.5%
New Mexico	9	782	2.4%
Idaho	6	459	2.2%
Minnesota	5	658	2.2%
Florida	10	826	2.1%
Kansas	16	845	2.0%
Indiana	5	330	1.5%
Arizona	4	400	1.4%
Oregon	6	394	1.3%
Iowa	9	535	1.3%
Nevada	3	241	0.9%
Wisconsin	5	387	0.8%
Oklahoma	5	326	0.7%
Nebraska	2	242	0.5%
Virginia	2	217	0.4%
Montana	2	110	0.4%
Tennessee	1	102	0.2%
Utah	1	60	0.2%

Total	346	29,646	100.0%

(1)	In the case where the facilities’ master lease includes more than one state, rent was allocated proportionally by number of beds.

Lease Expiration

The following table sets forth information regarding the expiration dates of our leases as of December 31, 2014:

Year	Number of Properties with Leases Expiring	Percent of Total Rent
2015	4	1.0%
2016	3	1.2%
2017	11	2.8%
2018	29	8.3%
2019	4	1.1%
2020	18	5.7%
2021	82	17.5%
2022	44	11.7%
2023	32	9.3%
2024	59	18.2%
2025	1	0.4%
Thereafter:	55	22.8%

Total (1):	342	100%

(1)	Excludes five development properties with rent start dates in the future, and includes one office building with two leases.

Our Industry

The healthcare REIT industry represents a subset of the broader REIT market dedicated to owning and triple-net leasing healthcare real estate assets, including SNFs, senior housing communities, hospitals and medical office buildings. There are currently sixteen publicly-traded healthcare REITs representing an aggregate public market capitalization of approximately $126 billion based on publicly available data as of December 31, 2014. Most of these companies specialize in other healthcare properties or are larger diversified companies that are less focused on investing in post-acute and long-term care SNFs. The SNF real estate industry is large and fragmented and we believe there is a significant consolidation opportunity. There are approximately 15,600 facilities and 1.6 million beds, according to the American Health Care Association, and over 2,500 SNF operators according to the NIC. We estimate that approximately 88% of SNFs are privately-owned.

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

Regulation

Typically, operators of SNFs receive significant funding from governmental programs and are regulated by the states and the federal government. Operators of SNFs are subject to federal and state laws and regulations that govern the type and quality of the nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, distribution of pharmaceuticals, reimbursement and rate setting and operating policies. In addition, most, if not all, of our operators are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Violations of these laws or regulations can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in federal health care programs such as Medicare and Medicaid. The following discussion describes certain material U.S. federal and state healthcare laws and regulations that may affect our operations and those of our operators. However, the discussion does not address all applicable federal, state and local healthcare laws and regulations that could affect our operations and those of our operators.

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

•

Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws and regulations governing a wide array of referrals, financial relationships and arrangements, which prohibit fraud by healthcare providers, including SNFs, among others. These laws include, but are not limited to, civil and criminal provisions that generally prohibit soliciting, offering, receiving, or providing remuneration for referrals; filing false claims or making false statements to receive payment or certification under Medicare, Medicaid, or other federal health care programs; or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from knowingly and willfully offering, providing, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the purchasing, ordering, recommending, furnishing, or arrangement of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals and the submission of false claims apply with respect to state Medicaid programs, and may also apply with respect to private payors under state laws. Further, healthcare providers, including, but not limited to, SNFs are subject to substantial financial penalties under the Civil Monetary Penalties Act as well as the Federal False Claims Act, which impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. Private enforcement of healthcare fraud has increased due in large part to amendments to the qui tam provisions of the Federal False Claims Act that encourage private individuals with knowledge of fraud to sue on behalf of the federal government, alleging that the defendant has submitted a false claim to the federal government, and earn a percentage of the federal government’s recovery. These whistleblower suits, which have become more frequent, are also known as qui tam actions and may be filed by almost anyone, including present and former patients, nurses and other employees. Such whistleblower actions have been brought against nursing facilities on the basis of the alleged failure of the nursing facility to meet applicable regulations relating to its operations. Significantly, if a claim is successful, the Federal False Claims Act provides for treble damages and penalties up to $11,000 per claim. Violations of these laws may result in exclusion from participation in Medicare, Medicaid and other federal health care programs and can also result in the imposition of treble damages and fines or other penalties. Such penalties may affect operators’ abilities to meet their obligations to us or to continue operating the facility. Governments are also devoting increasing attention and resources to anti-fraud initiatives against healthcare providers such as SNFs. The Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”) has announced a number of initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud in SNFs. For example, in February 2014, OIG released a report focusing on the rate of adverse events in SNFs, and in the OIG’s March 2014 Compendium of Priority Recommendations, a report that highlights OIG’s priority issues for which corrective action has not been completed, the OIG cited prior reports addressing questionable billing practices by SNFs.

•	The Impact of Health Reform Laws on Fraud and Abuse Laws and Regulations. The Health Reform Laws (discussed in greater detail below) revised the healthcare fraud and abuse provisions that affect our operators. For example, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to the state–based health insurance exchanges that were created in 2014 pursuant to the Health Reform Laws. The Health Reform Laws also imposed civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws have required certain entities—including providers, suppliers, Medicaid managed care organizations, Medicare Advantage organizations, and prescription drug program sponsors—to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the Federal False Claims Act, and/or exclusion from the federal health care programs. On February 14, 2012, the Centers for Medicaid and Medicare Services, or CMS, published a proposed rule implementing the Health Reform Laws requirement that healthcare providers and suppliers report and return self-identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable. As of February 10, 2015, CMS has yet to publish a final rule applicable to healthcare providers. The Health Reform Laws also amended the Federal Anti–Kickback Statute to state that any items or services “resulting from” a violation of the Anti–Kickback Statute constitutes a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provided for additional funding to investigate and prosecute healthcare fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators in the event that the government brings an enforcement action or subjects them to penalties. SNFs may also experience an increase in medical record reviews from a host of government agencies and contractors, including the Department of Health and Human Services Office of the Inspector General, the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors. These reviews may occur more frequently because of a November 2012 report from OIG, which found that SNFs inappropriately received $1.5 billion in Medicare payments in 2009, and which OIG has referred to for purposes of establishing its priorities, as of March 2014.

•	Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder (collectively, “HIPAA”), impose extensive requirements on how certain entities, including SNFs, use, disclose, and safeguard protected health information (“PHI”) (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act of 2009 and the regulations promulgated thereunder (“HITECH”). In order to comply with HIPAA and HITECH, covered entities (as that term is defined under HIPAA) often must undertake significant operational and technical implementation efforts and may also face significant financial exposure and reputational damage if they fail to maintain the privacy and security of medical records, and other PHI, including for breaches of PHI. HITECH, which strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009, provides that the HHS Secretary must conduct periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, which may increase the probability that a HIPAA violation will result in an enforcement action. Further, in October 2009, the Office for Civil Rights (“OCR”) issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions, and HIPAA violations are also potentially subject to criminal penalties. On January 25, 2013, OCR promulgated a final rule that made considerable changes to HIPAA and HITECH, including expanding the applicability of and requirements under HIPAA and HITECH and strengthening the government’s enforcement with respect to these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply. A proposed rule addressing accounting of disclosures of PHI, if finalized, could impose a significant burden on our operators, as it would require covered entities and their business associates to develop systems to monitor (1) which employees access an individual’s electronic PHI contained in a designated record set, (2) the time and date such access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us.

•

Legislative and Regulatory Developments. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amends PPACA, or, together with PPACA, the Health Reform Laws, may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. The Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These laws include a large number of health-related provisions that have taken and will continue to take effect over the next several years, including potentially expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may decline or be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. For example, a number of states have expanded their Medicaid programs, which could increase our operators’ revenues. However, with increasingly strained budgets, it is unclear how states will pay their share of costs of the Medicaid expansion and whether other healthcare expenditures may be reduced as a result. Similarly, certain legislative, regulatory, and political changes aimed at regulating health care have been proposed in recent years and could affect healthcare-related research, development, coverage, and reimbursement issues and potentially impose further limitations on government and private payments to healthcare providers. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators provide to our respective employees. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. In addition, there have been multiple attempts (through legislative action and legal challenge) to repeal or dismantle the Health Reform Laws in full, including the case that is currently pending before the U.S. Supreme Court, King v. Burwell, the outcome of which, depending on how the Supreme Court rules, could result in significant changes to the implementation of the Health Reform Laws. We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and their ability to meet their obligations to us.

•	Increased Transparency and Program Integrity for SNFs. Provisions of Title VI of the Health Reform Laws are designed to increase transparency and program integrity of SNFs. Specifically, Section 6102 of PPACA requires all SNFs to have in operation a compliance and ethics program that is effective in preventing and detecting criminal, civil, and administrative violations of the Health Reform Laws as well as other relevant statutes and regulations. Such programs must also promote quality of care in SNFs. On February 2, 2011, CMS announced that it would finalize compliance plan requirements for SNFs in future rulemaking, but, as of February 10, 2015, it has yet to promulgate regulations implementing Section 6102 of PPACA. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on these providers. Regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether any legislative or regulatory proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our operators. In 2007, CMS instituted a Special Focus Facility, or SFF, initiative to stimulate improvement in the quality of care for SNFs with a history of compliance difficulties. Properties are identified based on SNFs that have more problems than other SNFs (about twice the average number of deficiencies), more serious problems than most SNFs and a pattern of problems that has persisted over a long period of time (generally three years). CMS requires that SFFs be visited by survey teams twice as frequently as other nursing homes (about twice per year). Within approximately 24 months after a facility is identified as a SFF, CMS expects one of three outcomes: improvement and graduation from the list; termination from participation in Medicare; or an extension of time to continue showing improvement. Two of our properties have been identified by CMS as SFFs, both of which are classified as showing significant improvement.

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

Employees

As of December 31, 2014, we had 34 full-time employees. None of our employees are represented by a union. The Company believes its relations with its employees are good.

Corporate Information

Aviv REIT, Inc. was incorporated as a Maryland corporation on July 30, 2010 and operates in a manner intended to allow it to qualify as a REIT for U.S. federal income tax purposes. Our operating partnership, Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, was formed on July 30, 2010, and was the successor to a Delaware limited partnership of the same name formed on March 4, 2005 in connection with the roll-up of various affiliated entities. Aviv REIT, Inc. is the sole general partnership of Aviv Healthcare Properties Limited Partnership. On March 26, 2013, we completed the initial public offering of shares of AVIV’s common stock.

Offices

Our corporate offices are located at 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Our telephone number is (312) 855-0930. The Company believes its current offices are adequate for its current operations.

Available Information

We maintain a website, http://www.avivreit.com, which contains additional information about us. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. AVIV’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, the Compensation and the Nominating and Corporate Governance Committees of its Board of Directors are also available on our website and are available in print to any stockholder upon request in writing to Aviv REIT, Inc., c/o Investor Relations, 303 West Madison Street, Suite 2400, Chicago, Illinois 60606. Information on or connected to our website is neither part of nor incorporated by reference into this Annual Report on Form 10-K or any other SEC filings. The SEC maintains a website, http:/www.sec.gov, which contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC.

Financial Information

For required financial information related to our operations, please refer to our consolidated financial statements, including the notes thereto, included with this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

The following risk factors address the material risks and uncertainties concerning our business and an investment in our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business or adversely affect the value of our common stock. If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, financial condition, liquidity and results of operation could be materially and adversely affected. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

As of December 31, 2014, approximately 12.1% of our contractual rent was from Laurel, which operates 29 of our properties in Ohio, Michigan, North Carolina, Indiana, and Virginia, approximately 10.0% of our contractual rent was from Daybreak, which operates 50 of our properties in Texas, and approximately 9.8% of our contractual rent was from Saber, which operates 30 of our properties in Florida, Ohio, and Pennsylvania. No other operator generated more than 9.3% of our total contractual rent as of December 31, 2014. The failure or inability of any of these operators, or of other operators that account for a significant percentage of our rental income, to meet their obligations to us could materially reduce our rental income and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

The geographic concentration of our properties could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, resulting in a decrease in our revenues or otherwise negatively impacting our results of operations.

As of December 31, 2014, the three states from which we derived the largest amount of contractual rent were Texas (16.8%), Ohio (14.0%) and California (9.6%). As a result of these concentrations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to Medicaid, acts of nature and other factors that may result in a decrease in demand for long-term care services in these states could have an adverse impact on our operators’ revenues, costs and results of operations, which may affect their ability to meet their obligations to us.

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

We had approximately $1.2 billion of indebtedness outstanding as of December 31, 2014, and our indebtedness could adversely affect our financial condition and, as a result, our operations.

We have substantial indebtedness and we may increase our indebtedness in the future. As of December 31, 2014, we had total indebtedness of $1.2 billion outstanding, including $400.0 million of indebtedness with respect to our 2019 Notes (excluding $2.3 million of net debt premium balance related to the 2019 Notes), $250.0 million of indebtedness with respect to our 2021 Notes, $355.0 million of indebtedness with respect to our Credit Facility with Bank of America, $180.0 million of indebtedness with respect to our Credit Agreement with GECC, and $11.1 million of other indebtedness (excluding $2.3 million of net debt premium). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness Outstanding” in Item 7 of this Annual Report on Form 10-K for additional information. Our level of indebtedness could have important consequences to our stockholders. For example, it could:

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

Risks Relating to Our Credit Ratings

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations and funds from operations in the period in which the write-off occurs. As part of our impairment evaluation during 2014, 2013 and 2012, we recorded a charge of approximately $2.3 million, $0.5 million and $11.1 million, respectively.

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

Our future performance depends to a significant degree upon the continued contributions of our management team and other employees. As of December 31, 2014, we had 34 full-time employees and, as a result, the loss of even a small number of our employees may have an adverse effect on our business. Accordingly, our future success depends on our ability to retain, attract, hire and train skilled management and other qualified personnel. Competition for qualified employees is intense, and we compete for qualified employees with companies that may have greater financial resources than we have. Consequently, we may not be successful in retaining, attracting, hiring, and training the people we need, which would seriously impede our ability to implement our business strategy.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. We have no direct control over our operators’ ability to meet the numerous federal, state and local regulatory requirements. The failure of any of our operators to comply with these laws, requirements and regulations may affect their ability to meet their obligations to us. In particular:

•	Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state, and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. If an operator does not continue to meet all regulatory requirements, that operator may lose its ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of SNFs and other healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

•	Certificate of Need. Some states require that SNFs obtain governmental approval, in the form of a Certificate of Need, or CON, or similar certification that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. The CON laws and regulations may restrict our ability to add new facilities or expand an existing facility’s size or services. In addition, CON laws may constrain our ability to lease a particular property to a new operator.

•	Medicare and Medicaid Certification. A significant portion of the revenues of our operators that operate SNFs is derived from participation in government-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification to participate in these programs could result in a loss of funding from such programs. Loss of certification could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. Medicare and Medicaid laws also require operators of SNFs to comply with extensive standards governing operations.

•	Fraud and Abuse Laws and Regulations. There are various highly complex federal and state laws and regulations governing a wide array of referrals, financial relationships and arrangements, which prohibit fraud by healthcare providers, including SNFs, among others. These laws include, but are not limited to, civil and criminal provisions that generally prohibit soliciting, offering, receiving, or providing remuneration for referrals, filing false claims or making false statements to receive payment or certification under Medicare, Medicaid, or other federal health care programs, or failing to refund overpayments or improper payments. All healthcare providers, including SNFs, are subject to the Federal Anti-Kickback Statute, which generally prohibits persons from knowingly and willfully offering, providing, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual or the purchasing, ordering, recommending, furnishing, or arrangement of a good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. SNFs are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law. The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Similar prohibitions on kickbacks, physician self-referrals, and the submission of false claims apply with respect to state Medicaid programs, and may also apply with respect to private payors under state laws. Violations of these laws may result in exclusion from participation in Medicare, Medicaid and other federal health care programs or result in the imposition of treble damages and fines or other penalties. SNFs may also be subject to medical record reviews from a host of government agencies and contractors, including the Department of Health and Human Services Office of the Inspector General (“OIG”), the Department of Justice, Zone Program Integrity Contractors, and Recovery Audit Contractors. These reviews may increase in light of a November 2012 report from the OIG, which said that SNFs inappropriately received $1.5 billion in Medicare payments in 2009, as well as similar statements from OIG identifying improper Medicare billing by SNFs as an area of priority for the government.

•	Other Laws. Other laws that impact how our operators conduct their operations include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting our operators’ management of property and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting assisted living facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration. For example, the Health Insurance Portability and Accountability Act of 1996 and the regulations promulgated thereunder (collectively, “HIPAA”), impose extensive requirements on the way in which certain entities, including SNFs, use, disclose, and safeguard protected health information (“PHI”) (as that term is defined under HIPAA), including requirements to protect the integrity, availability, and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinic Health Act of 2009 and the regulations promulgated thereunder (“HITECH”). In order to comply with HIPAA and HITECH, covered entities (as that term is defined under HIPAA) often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure and reputational damage if they fail to maintain the privacy and security of medical records or other PHI, including breaches of PHI. HITECH strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH provides that the HHS Secretary must conduct periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, which may increase the probability that a HIPAA violation will result in an enforcement action. Further in October 2009, the Office for Civil Rights (“OCR”) issued an interim final rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions, and HIPAA violations are also potentially subject to criminal penalties. On January 25, 2013, OCR promulgated a final rule that made considerable changes to HIPAA and HITECH, including expanding the applicability of and requirements under HIPAA and HITECH and strengthening the government’s enforcement with respect to these laws. Generally, covered entities and business associates were required to come into compliance with the final rule by September 23, 2013, though certain exceptions may apply. A proposed rule addressing accounting of disclosures of PHI, if finalized, could impose a significant burden on our operators, as it would require covered entities and their business associates to develop systems to monitor (1) which employees access an individual’s electronic PHI contained in a designated record set, (2) the time and date such access occurs, and (3) the action taken during the access session (e.g., modification, deletion, viewing). We cannot predict the effect additional costs to comply with these laws may have on the expenses of our operators and their ability to meet their obligations to us.

•

Legislative and Regulatory Developments. The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amends PPACA, or, together with PPACA, the Health Reform Laws, may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which could impact the reimbursement amounts received by SNFs and other healthcare providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. The Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact us or our operators. These laws include a large number of health-related provisions that have taken and will continue to take effect over the next several years, including expanding Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on health plans, establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Similarly, certain legislative, regulatory, and political changes aimed at regulating health care have been proposed in recent years and could affect healthcare-related research, development, coverage, and reimbursement issues. Because all of our properties are used as healthcare properties, we will be impacted by the risks associated with the healthcare industry, including healthcare reform. While the expansion of healthcare coverage may result in some additional demand for services provided by operators, reimbursement levels may decline or be lower than the costs required to provide such services, which could materially adversely affect the ability of operators to generate profits and pay rent under their lease agreements with us and thereby could materially adversely affect our business, financial position or results of operations. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators in the event of one or more violations of the federal healthcare regulatory laws. Furthermore, regulatory proposals and rules are released on an ongoing basis that may have an impact on the healthcare system in general and the skilled nursing and long-term care industries in particular. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our operators’ property or business. If the operations, cash flows or financial condition of our operators are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. In addition, there have been multiple attempts (through legislative action and legal challenge)

to repeal or dismantle the Health Reform Laws in part and in full, including the case that is currently pending before the U.S. Supreme Court, King v. Burwell, the outcome of which, depending on how the Supreme Court rules, could result in significant changes to the implementation of the Health Reform Laws. We cannot predict whether ongoing or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators and their ability to meet their obligations to us.

Our operators depend on reimbursement from government and other third-party payors; reimbursement rates from such payors may be reduced, which could cause our operators’ revenues to decline and affect their ability to meet their obligations to us.

The ability of our operators to generate revenue and profit influences the underlying value of our properties. Revenues of our operators are generally derived from payments for patient care. Sources of such payments for SNFs include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. The Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our operators, have in the past and could in the future result in a substantial reduction in our operators’ revenues. For example, beginning in 2012, SNFs were subject to a productivity adjustment, which means that the payment rates for SNFs may decrease from one year to the next. Additionally, although the Health Reform Laws delayed implementation of the Resource Utilization Group, Version Four, or RUG-IV, which revises the payment classification system for SNFs, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our operators by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as SNFs, incorporates adjustments to account for facility case-mix. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be legislative, regulatory and political proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, healthcare facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. At the federal level, on April 1, 2014, the President signed into law the Access to Medicare Act, which implements value-based purchasing for SNFs and provides that, beginning in fiscal year 2019, 2% of skilled nursing payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments, based on readmissions rates. Additionally, on October 6, 2014, the President signed into law the Improving Medicare Post-Acute Transformation Act of 2014 (“IMPACT Act”), which requires certain providers, including SNFs, to report standardized data to allow the Medicare program to compare quality across different post-acute care settings. The IMPACT Act also requires the Medicare Payment Advisory Committee to provide Congress with a report that recommends a technical prototype for a post-acute prospective payment system and that analyzes the impact of the recommended payment system. More recently, in January 2015, the Department of Health and Human Services (“HHS”) announced a plan to shift the Medicare program and the healthcare system at large, toward paying providers based on quality, rather than the quantity of care provided to patients, and, in February 2016, the President’s budget for fiscal year 2016 proposed certain reductions in Medicare spending. Notwithstanding these measures, however, on July 31, 2014, CMS issued its final rate for fiscal year 2015 Medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimated that total Medicare payments to SNFs would increase by $750 million, or 2.0%, for fiscal year 2015, beginning on October 1, 2014. We cannot assure you that adequate reimbursement levels will continue to be available for the services provided by our operators. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations, which could cause the revenues of our operators to decline and which may affect their ability to meet their obligations to us.

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

Some members of our management and board of directors are holders of OP units of the Partnership. Those unitholders may have conflicting interests with holders of AVIV’s common stock. For example, holders of OP units may have different tax positions from AVIV or holders of AVIV’s common stock, which could influence their decisions in their capacities as members of management regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness and how to structure future transactions.

Lindsay Goldberg, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own shares of common stock and OP units representing 44.7%, 11.5% and 8.2% respectively, of AVIV’s outstanding common stock on a fully-diluted basis and have the ability to exercise significant influence over our Company and any matter presented to our stockholders.

Lindsay Goldberg, a private investment firm, Mr. Bernfield, our Chairman and Chief Executive Officer, and a trust formed for the benefit of the estate of Zev Karkomi, one of our co-founders, together with certain of their respective affiliates, family members and estates and trusts, own shares of common stock and OP units representing 44.7%, 11.5% and 8.2%, respectively, of AVIV’s outstanding common stock on a fully-diluted basis, including net shares issuable under in-the-money options. As a result of their equity ownership and their positions within our Company, each of Lindsay Goldberg, Mr. Bernfield and members of the Karkomi Estate individually or, to the extent their interests are aligned, collectively may be able to influence the outcome of matters submitted for stockholder action, including the election of our board of directors and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day corporate and management policies. In addition, Lindsay Goldberg has the right to nominate three directors pursuant to an Investment Agreement. Therefore, each of Lindsay Goldberg, Mr. Bernfield and the Karkomi Estate (and members thereof) have substantial influence over us and could exercise influence in a manner that is not in the best interests of our other stockholders. This concentration of ownership might also have the effect of delaying or preventing a change of control that our stockholders may view as beneficial. Lindsay Goldberg has agreed that, while the Investment Agreement is in effect, in connection with any merger to which AVIV is a constituent party, a sale of all or substantially all of the assets of AVIV, plans of liquidation involving AVIV, or issuances of capital stock by AVIV, in each case, to the extent such matter is submitted to a vote of stockholders or included in a solicitation of consents with respect to the stockholders, it will vote its shares in AVIV which represent up to its indirect ownership percentage of the Partnership in its sole and absolute discretion and will vote its shares in excess of such amount in proportion with the other stockholders of AVIV that are unaffiliated with Lindsay Goldberg.

The obligations associated with being a public company require significant resources and management attention.

As a result of the issuance of our 2019 Notes in February 2011, we became a public reporting company under the Exchange Act. However, we have limited experience complying with SEC regulations. Since becoming a public company with our common stock listed on the New York Stock Exchange, or NYSE, in March 2013, we must comply with additional laws, regulations and requirements, including the requirements of the NYSE, with which we had not previously been required to comply. Compliance with these laws, regulations and requirements occupies a significant amount of time of our board of directors and management and significantly increases our legal, accounting and other expenses particularly now that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Furthermore, the need to establish the corporate infrastructure demanded of public companies may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations upon becoming a public company. However, the measures we take may not be sufficient to satisfy our obligations. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements.

Since we previously qualified as an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain exemptions from various requirements that are applicable to public companies. These exemptions included not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns which could harm our business and operating results.

In connection with our implementation of the necessary procedures and practices related to internal control over financial reporting, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act as we are no longer an “emerging growth company”. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. If we or our independent registered public accounting firm identify deficiencies, we may not be able to assert that our internal controls are effective. If we fail to comply with Section 404, or if we or our independent registered public accounting firm identify and report a material weakness, it may affect the reliability of our internal control over financial reporting, which could adversely affect the market price of our common stock and subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. The terms of the indentures governing our 2019 Notes and 2021 Notes, our Credit Facility with Bank of America, and our Credit Agreement with GECC restrict our ability to incur additional indebtedness. If we do not have other funds available in these situations, we may need to borrow funds to the extent that we are permitted to do so, on a short-term basis, or possibly on a long-term basis, in order to make the distributions necessary to qualify as a REIT and avoid the payment of income and excise taxes, even if the then prevailing market conditions are not favorable for these borrowings.

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

Risks Relating to Proposed Merger Transaction with Omega

Completion of the proposed merger transaction with Omega is subject to many conditions and if these conditions are not satisfied or waived, the merger will not be completed. Failure to complete the merger could have material adverse effects on us.

The completion of the merger is subject to a number of conditions, including approvals by Omega’s and AVIV’s respective stockholders, which make the completion and the timing of the completion of the merger uncertain. In addition, either we or Omega may terminate the merger agreement if the merger is not completed by May 31, 2015, subject to extension as described in the merger agreement, so long as its failure to perform the merger agreement has not resulted in the failure of the merger to be completed by such date.

There can be no assurance that the conditions to closing of the merger will be satisfied or waived or that the merger will be completed. Failure to consummate the merger may adversely affect our results of operations and business prospects for the following reasons, among others:

•	we will incur certain transaction costs, regardless of whether the proposed merger closes;

•	the proposed merger, whether or not it closes, will divert the attention of certain management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us; and

•	the market price of shares of AVIV common stock could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the transactions contemplated by the merger agreement will be completed.

There may be unexpected delays in the consummation of the merger, which could impact the ability to timely achieve the benefits associated with the merger.

The merger agreement provides that either we or Omega may terminate the merger agreement if the merger has not occurred by May 31, 2015, subject to extension as described in the merger agreement. Certain events may delay the consummation of the merger. Some of the events that could delay the consummation of the merger include failure to timely receive stockholder approval, failure to consummate the partnership combination or failure to satisfy the other closing conditions to which the merger is subject. Neither Omega nor we can assure you that the conditions to the completion of the merger will be satisfied or waived, if permitted, or that any adverse effect, event, development or change will not occur, or provide any assurances as to whether or when the merger will be completed. Any delay in the completion of the merger could materially reduce the benefits we expect to obtain in the merger.

The merger agreement contains provisions that could discourage a potential competing acquirer of us from making a favorable proposal and, in specified circumstances, could require us to pay a termination fee of $65 million to Omega.

The merger agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage or facilitate or, subject to certain exceptions, engage in discussions or negotiations with respect to, or enter into any acquisition agreement with respect to, a competing acquisition proposal. Further, even if the AVIV Board of Directors withdraws or qualifies its recommendation with respect to approval of the merger and the other transactions contemplated by the merger agreement, unless the merger agreement has been terminated in accordance with its terms, AVIV will still be required to submit the merger and the other transactions contemplated by the merger agreement to a vote at the AVIV special meeting. In addition, Omega generally has an opportunity to offer to modify the terms of the transactions contemplated by the merger agreement in response to any competing acquisition proposal before the AVIV Board of Directors may withdraw or qualify its recommendation with respect to the merger.

We will be required to pay to Omega a termination fee of $65 million in certain circumstances, including if Omega terminates the merger agreement because the AVIV Board of Directors changes its recommendation with respect to the merger prior to the approval of the merger by AVIV stockholders, if we breach the non-solicitation provisions of the merger agreement in any material respect or if we terminate the merger agreement to enter into a definitive agreement that constitutes a superior proposal.

These provisions could discourage a potential competing acquirer or merger partner that might have an interest in acquiring all or a significant portion of our portfolio from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share market value proposed to be received or realized in the transactions contemplated by the merger agreement. These provisions also might result in a potential competing acquirer or merger partner proposing to pay a lower price to holders of AVIV common stock than it might otherwise have proposed to pay because of the added expense of the $65 million termination fee that may become payable to Omega.

If the merger agreement is terminated and after the termination we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the transactions contemplated by the merger agreement.

The pendency of the merger could adversely affect our business and operations.

In connection with the proposed merger, some tenants, operators, borrowers, managers or vendors may delay or defer decisions related to their business dealings with us, which could negatively impact our revenues, earnings, cash flows or expenses, regardless of whether the proposed merger is completed. Similarly, our employees of may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger. In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business without the consent of Omega, even if such actions would prove beneficial to us.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The information set forth under “Our Portfolio” and “Offices” in Item 1 of this Annual Report on Form 10-K is incorporated by reference herein.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these matters will have a material adverse effect on our business, operating results, liquidity, or financial position, except as set forth below.

As of the date of this filing, four putative class actions have been filed by purported stockholders of AVIV against AVIV, its directors, Omega and Omega’s merger sub challenging the merger of AVIV and Omega in the Circuit Court of Maryland, Baltimore County. The class actions were filed on November 10, 2014, November 17, 2014, November 24, 2014 and December 2, 2014. Each plaintiff filed an amended complaint on January 22, 2015. The lawsuits seek injunctive relief preventing the parties from consummating the merger, rescission of the transactions contemplated by the merger agreement, imposition of a constructive trust in favor of the class upon any benefits improperly received by the defendants, compensatory damages, and litigation costs including attorneys’ fees. The four lawsuits were consolidated on January 28, 2015 under the title In Re Aviv REIT Inc. Stockholder Litigation, Case No. 24-C-14-006352.

In addition, AVIV’s Board of Directors has received a stockholder litigation demand letter dated November 17, 2014, from a law firm representing Gary Danley, who is the named plaintiff in the putative class action filed on November 24, 2014 in Circuit Court of Maryland, Baltimore County. The letter alleges that the directors of AVIV violated fiduciary duties to AVIV, and demands that the AVIV Board of Directors take action to ensure that the consideration provided in the merger is fair to AVIV and its stockholders and otherwise seek appropriate remedies for AVIV.

We believe that these actions have no merit and intend to defend vigorously against them.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders; Market Price of and Dividends on the Registrant’s Common Equity

Shares of AVIV’s common stock, par value $0.01 per share, which we refer to here as its Common Stock, trade on the New York Stock Exchange, or NYSE, under the symbol “AVIV.” As of February 2, 2015, AVIV had approximately 28 holders of record of Common Stock and the Partnership had 175 holders of record of OP units. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low sale prices for AVIV’s Common Stock on the NYSE and the cash distributions declared per share:

	Price Range(1)		Cash Distributions Declared Per
	High	Low	Share(2)
2014
First Quarter	$25.98	$23.00	$0.36
Second Quarter	$29.21	$24.22	$0.36
Third Quarter	$29.26	$26.35	$0.36
Fourth Quarter	$35.57	$26.29	$0.36
2013
First Quarter (March 21 through March 31, 2013)	$24.17	$22.10	$0.30
Second Quarter	$31.10	$23.38	$0.384
Third Quarter	$26.38	$21.31	$0.36
Fourth Quarter	$26.02	$22.64	$0.36

(1)	On March 26, 2013, AVIV completed an initial public offering, or IPO, of its Common Stock pursuant to a registration statement filed with the SEC, which became effective on March 20, 2013.
(2)	Cash distributions prior to the IPO have been retrospectively restated to reflect the 60.37-for-one split of the Common Stock effective on March 8, 2013.

To qualify and maintain our qualification as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our “REIT taxable income” (which does not necessarily equal net income as determined in accordance with generally accepted accounting principles). Dividends are declared by the board of directors. Our ability to pay dividends to our stockholders is dependent on our receipt of distributions from the Partnership, which in turn is dependent on our healthcare properties generating operating income. The indenture that governs our 7 3/4 % senior unsecured notes due 2019, the indenture that governs our 6% senior unsecured notes due 2021, the Credit Facility (as defined herein) with Bank of America and the Credit Agreement (as defined herein) with General Electric Credit Corporation limit our ability to pay dividends, but allows us to pay the minimum necessary to meet our REIT income distribution requirements.

Issuer Purchases of Securities

Neither we nor any “affiliated purchaser” repurchased any shares of AVIV’s Common Stock or OP units of the Partnership during the quarter ended December 31, 2014.

Unregistered Sales of Equity Securities

During 2014, AVIV issued 9.2 million shares of its Common Stock in an underwritten public offering, which are registered under the Securities Act of 1933, as amended, or the Securities Act. Pursuant to the Partnership Agreement of the Partnership, the Partnership issued to AVIV an equal number of OP units for the same price at which the shares of Common Stock were sold, less underwriting discounts, commissions and expenses, in a transaction that was not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that the OP units were issued only to AVIV and therefore did not involve a public offering.

AVIV from time to time issues shares of Common Stock pursuant to redemptions by the limited partners of the Partnership of OP units. Pursuant to the Partnership Agreement, each time OP units are redeemed for shares of Common Stock, the limited partner is deemed to sell to AVIV a number of OP units equal to the number of shares of Common Stock that were issued in transactions that are not registered under the Securities Act in reliance on Section 4(a)(2) of the Securities Act due to the fact that the shares of Common Stock were issued only to the limited partner effecting the redemption and therefore did not involve a public offering. During 2014, AVIV, as general partner of the Partnership, redeemed 1,343,908 OP units in exchange for shares of Common Stock.

Performance Graph

The following line graph sets forth, for the period from March 21, 2013 (the date our Common Stock began trading on the NYSE) through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on our Common Stock compared to the cumulative total return of the S&P 500 Market Index and the MSCI US REIT Index, or RMS. The graph assumes that $100 was invested on March 21, 2013 in shares of our common stock and each of the aforementioned indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

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

The selected historical consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been derived from our audited historical consolidated financial statements appearing elsewhere in this report. The selected historical financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 have been derived from our audited historical consolidated financial statements, which are not included in this report. Certain comparative figures have been reclassified to conform to our current financial statement presentation and to reflect the effect of the classification of certain assets as “discontinued operations.” The historical results are not necessarily indicative of the results to be expected in the future. Historical financial data for periods prior to September 17, 2010 represent the results of operations and financial condition of the Partnership, as predecessor to AVIV.

PRESENTATION OF NON-GAAP FINANCIAL INFORMATION

We use financial measures that are derived on the basis of methodologies other than in accordance with United States generally accepted accounting principles, or GAAP. The “non-GAAP” financial measures used in Item 6 of this Annual Report on Form 10-K include FFO, Normalized FFO, AFFO, EBITDA and Adjusted EBITDA. We derive these measures as follows:

•	FFO is defined by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (computed in accordance with GAAP), excluding gains and losses from sales of property (net) and impairments of depreciated real estate, plus real estate depreciation and amortization (excluding amortization of deferred financing costs) and after adjustments for unconsolidated partnerships and joint ventures. Applying the NAREIT definition to our financial statements results in FFO representing net income before depreciation and amortization, impairment of assets, and (loss) gain on sale of assets (net).

•	Normalized FFO represents FFO before loss on extinguishment of debt, reserves for uncollectible loan receivables, transaction costs, severance costs, and change in fair value of derivatives.

•	AFFO represents Normalized FFO before amortization of deferred financing costs, non-cash stock (unit)-based compensation, straight-line rental income (net) and rental income from intangible amortization (net).

•	EBITDA represents net income before interest expense (net), amortization of deferred financing costs and depreciation and amortization.

•	Adjusted EBITDA represents EBITDA before loss on impairment, (loss) gain on sale of assets (net), transaction costs, write off of straight-line rents, non-cash stock (unit)-based compensation, loss on extinguishment of debt, reserves for uncollectible loan receivables and change in fair value of derivatives.

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

Aviv REIT, Inc. (“AVIV”)

	Year Ended December 31,
Operating Information	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenues
Rental income	$177,947	$136,513	$121,210	$91,091	$84,097
Interest on loans and financing lease	4,483	4,400	4,633	5,193	5,172
Interest and other income	1,612	154	1,129	844	133

Total revenues	184,042	141,067	126,972	97,128	89,402
Expenses
Interest expense incurred	49,680	40,785	47,440	36,010	22,722
Amortization of deferred financing costs	3,942	3,459	3,543	2,657	1,008
Depreciation and amortization	44,023	33,226	26,892	20,272	17,246
General and administrative	24,039	26,886	15,955	11,422	9,823
Transaction costs	8,601	3,114	7,259	5,493	1,578
Loss on impairment	2,341	500	11,117	5,233	96
Reserve for uncollectible loan and other receivables	3,523	68	10,331	1,591	750
Change in fair value of derivatives	—	—	—	—	(2,931)
Loss (gain) on sale of assets, net	2,518	(1,016)	—	(1,171)	(512)
Loss on extinguishment of debt	501	10,974	28	3,807	2,296
Other expense	—	—	400	267	—

Total expenses	139,168	117,996	122,965	85,581	52,076

Income from continuing operations	44,874	23,071	4,007	11,547	37,326
Discontinued operations	—	—	4,586	(234)	656

Net income	44,874	23,071	8,593	11,313	37,982
Distributions and accretion on Class E Preferred Units	—	—	—	—	(17,372)
Net income allocable to noncontrolling interests/limited partnership units of the Partnership	(9,082)	(6,010)	(3,455)	(5,107)	(16,780)

Net income allocable to common stockholders	$35,792	$17,061	$5,138	$6,206	$3,830

Earnings per common share:
Basic:
Income from continuing operations allocable to common stockholders	$0.80	$0.51	$0.12	$0.44
Discontinued operations, net of noncontrolling interest	—	—	0.14	(0.01)

Net income allocable to common stockholders	$0.80	$0.51	$0.26	$0.43

Diluted:
Income from continuing operations allocable to common stockholders	$0.77	$0.49	$0.12	$0.43
Discontinued operations, net of noncontrolling interest	—	—	0.14	(0.01)

Net income allocable to common stockholders	$0.77	$0.49	$0.26	$0.42

Weighted average common shares outstanding:
Basic	44,629,901	33,700,834	20,006,538	14,487,565
Diluted	58,166,924	44,324,189	20,135,689	14,633,354
Dividends declared per common share	$1.44	$1.40	$1.25	$1.18

	As of December 31,
Balance Sheet Information	2014		2013		2012		2011		2010
	(in thousands)
Gross real estate investments	$2,070,733		$1,310,790		$1,102,832		$919,384		$703,049
Cash and cash equivalents	10,036		50,764		17,876		40,862		13,029
Loan receivables, net	42,697		41,686		32,639		33,031		36,610
Total assets	2,020,430		1,330,433		1,099,529		951,421		731,400
Debt	1,200,710		686,406		705,153		600,474		440,576
Total liabilities	1,270,482		761,988		779,026		704,162		486,244
Stockholders’ equity	618,707		434,292		326,568		241,712		223,767
Noncontrolling interests	131,241		134,153		(6,065)		5,547		21,389
Total equity	749,948		568,445		320,503		247,259		245,156
Total liabilities and equity	2,020,430		1,330,433		1,099,529		951,421		731,400

	Year Ended December 31,
Other Information	2014		2013		2012		2011		2010
	(in thousands except ratios)
Cash flows provided by operating activities	$104,842		$67,353		$44,475		$52,088		$54,680
Cash flows used in investing activities	(767,507)		(218,901)		(184,690)		(207,056)		(75,117)
Cash flows provided by financing activities	621,937		184,436		117,229		182,801		17,923
FFO (1)	93,756		55,781		42,177		35,647		54,812
Normalized FFO (1)	106,264		70,156		55,995		46,459		56,505
AFFO (1)	109,613		79,520		52,085		50,197		52,408
EBITDA (2)	142,519		100,540		86,464		70,241		78,931
Adjusted EBITDA (2)	166,296		128,762		110,215		94,180		84,743
Ratio of earnings to fixed charges (3)	1.83	x	1.51	x	1.17	x	1.29	x	2.60	x

(1)	The following table is a reconciliation of our net income to FFO, Normalized FFO and AFFO:

	Year Ended December 31,
Funds from Operations	2014	2013	2012	2011	2010
	(in thousands)
Net Income	$44,874	$23,071	$8,593	$11,313	$37,982
Depreciation and amortization	44,023	33,226	26,892	20,272	17,246
Loss on impairment	2,341	500	11,117	5,233	96
Loss (gain) on sale of assets, net	2,518	(1,016)	(4,425)	(1,171)	(512)

FFO	93,756	55,781	42,177	35,647	54,812
Loss on extinguishment of debt	501	10,974	28	3,807	2,296
Reserve for uncollectible loan receivables	3,406	11	6,531	1,512	750
Transaction costs	8,601	3,114	7,259	5,493	1,578
Severance costs	—	276	—	—	—
Change in fair value of derivatives	—	—	—	—	(2,931)

Normalized FFO	106,264	70,156	55,995	46,459	56,505
Amortization of deferred financing costs	3,942	3,459	3,543	2,665	1,008
Non-cash stock (unit)-based compensation	4,861	11,752	1,689	1,972	1,632
Straight-line rental income, net	(4,788)	(4,478)	(7,656)	467	(3,056)
Rental income from intangible amortization, net	(666)	(1,369)	(1,486)	(1,366)	(3,681)

AFFO	$109,613	$79,520	$52,085	$50,197	$52,408

The following table is a reconciliation of our cash flows provided by operating activities to FFO, Normalized FFO and AFFO:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash flows provided by operating activities	$104,842	$67,353	$44,475	$52,088	$54,680
Depreciation from discontinued operations	—	—	(43)	(575)	(608)
Reserve for uncollectible loan and other receivables	(3,523)	(68)	(10,331)	(1,512)	(750)
Non-cash stock (unit)-based compensation	(4,861)	(11,752)	(1,689)	(1,972)	(1,632)
Amortization of deferred financing costs	(3,942)	(3,459)	(3,543)	(2,665)	(1,008)
Straight-line rental income (expense), net	4,788	4,478	7,656	(467)	3,056
Rental income from intangible amortization, net	666	1,369	1,486	1,366	3,681
Changes in operating assets and liabilities	(4,259)	2,514	4,194	(5,967)	(4,101)
Change in fair value of derivatives	—	—	—	—	2,931
Discontinued operations	—	—	—	(773)	—
Non-cash loss on extinguishment of debt	(494)	(5,161)	(42)	(3,807)	(1,437)
Other	539	507	14	(69)	—

FFO	93,756	55,781	42,177	35,647	54,812
Loss on extinguishment of debt	501	10,974	28	3,807	2,296
Reserve for uncollectible loan receivables	3,406	11	6,531	1,512	750
Transaction costs	8,601	3,114	7,259	5,493	1,578
Severance costs	—	276	—	—	—
Change in fair value of derivatives	—	—	—	—	(2,931)

Normalized FFO	106,264	70,156	55,995	46,459	56,505
Amortization of deferred financing costs	3,942	3,459	3,543	2,665	1,008
Non-cash stock (unit)-based compensation	4,861	11,752	1,689	1,972	1,632
Straight-line rental income, net	(4,788)	(4,478)	(7,656)	467	(3,056)
Rental income from intangible amortization, net	(666)	(1,369)	(1,486)	(1,366)	(3,681)

AFFO	$109,613	$79,520	$52,085	$50,197	$52,408

(2)	The following table is a reconciliation of our net income to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
EBITDA	2014	2013	2012	2011	2010
	(in thousands)
Net income	$44,874	$23,071	$8,593	$11,313	$37,982
Interest expense, net	49,680	40,784	47,436	35,991	22,695
Amortization of deferred financing costs	3,942	3,459	3,543	2,665	1,008
Depreciation and amortization	44,023	33,226	26,892	20,272	17,246

EBITDA	142,519	100,540	86,464	70,241	78,931
Loss on impairment	2,341	500	11,117	5,233	96
Loss (gain) on sale of assets, net	2,518	(1,016)	(4,425)	(1,171)	(512)
Transaction costs	8,601	3,114	7,259	5,493	1,578
Write off of straight-line rents	1,549	2,887	1,552	7,093	2,903
Non-cash stock (unit)-based compensation	4,861	11,752	1,689	1,972	1,632
Loss on extinguishment of debt	501	10,974	28	3,807	2,296
Reserve for uncollectible loan receivables	3,406	11	6,531	1,512	750
Change in fair value of derivatives	—	—	—	—	(2,931)

Adjusted EBITDA	$166,296	$128,762	$110,215	$94,180	$84,743

The following table is a reconciliation of our cash flows provided by operating activities to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash flows provided by operating activities	$104,842	$67,353	$44,475	$52,088	$54,680
Interest expense, net	49,680	40,784	47,436	35,991	22,695
Depreciation from discontinued operations	—	—	(43)	(575)	(608)
Straight-line rental income (expense), net	4,788	4,478	7,656	(467)	3,056
Rental income from intangible amortization, net	666	1,369	1,486	1,366	3,681
Non-cash stock (unit)-based compensation	(4,861)	(11,752)	(1,689)	(1,972)	(1,632)
(Loss) gain on sale of assets, net	(2,518)	1,016	4,425	1,171	512
Loss on impairment	(2,341)	(500)	(11,117)	(6,092)	(96)
Reserve for uncollectible loan and other receivables	(3,523)	(68)	(6,531)	(1,426)	(750)
Changes in operating assets and liabilities	(4,259)	2,514	396	(5,967)	(4,101)
Non-cash loss on extinguishment of debt	(494)	(5,161)	(42)	(3,807)	(1,437)
Other	539	507	12	(69)	57

EBITDA	142,519	100,540	86,464	70,241	78,931
Loss on impairment	2,341	500	11,117	5,233	96
Loss (gain) on sale of assets, net	2,518	(1,016)	(4,425)	(1,171)	(512)
Transaction costs	8,601	3,114	7,259	5,493	1,578
Write-off of straight-line rents	1,549	2,887	1,552	7,093	2,903
Non-cash stock(unit)-based compensation	4,861	11,752	1,689	1,972	1,632
Loss on extinguishment of debt	501	10,974	28	3,807	2,296
Reserve for uncollectible loan receivables	3,406	11	6,531	1,512	750
Change in fair value of derivatives	—	—	—	—	(2,931)

Adjusted EBITDA	$166,296	$128,762	$110,215	$94,180	$84,743

Cash flow used in investing activities	$(767,507)	$(218,901)	$(184,690)	$(207,056)	$(75,117)
Cash flow provided by financing activities	$621,937	$184,436	$117,229	$182,801	$17,923

(3)	For purposes of the ratio of earnings to fixed charges, earnings consists of net income before fixed charges. Fixed charges consist of interest expensed and capitalized and amortized premiums, preferred dividends, discounts and capitalized expenses related to indebtedness.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Aviv REIT, Inc., or AVIV, is a self-administered real estate investment trust, or REIT, specializing in the ownership of post-acute and long-term care skilled nursing facilities, or SNFs. AVIV is the general partner of Aviv Healthcare Properties Limited Partnership, or the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to Aviv REIT, Inc., its controlled subsidiaries, Aviv Healthcare Properties Limited Partnership and its controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented. We have been in the business of investing in SNFs for over 30 years, including through our predecessors. Our properties are leased through triple-net leases to third-party operators who have responsibility for the operation of the facilities. We are entitled to a cash rental stream from these operators under our leases. Our management team has an extensive track record and knowledge of healthcare real estate. We believe that we own one of the largest and highest-quality SNF portfolios in the United States. As of December 31, 2014, our portfolio consisted of 346 properties in 30 states leased to 37 operators who represent many of the largest and most experienced operators in the industry. We have a geographically diversified portfolio, with no state representing more than 16.8% of our contractual rent as of December 31, 2014. Our properties are leased to a diversified group of operators, with no single operator representing more than 12.1% of our contractual rent as of December 31, 2014.

As a result of our many years of industry experience, we have developed strong relationships with, and triple-net lease our properties to, many of the largest and most experienced operators in the United States. We cultivate long-term relationships with our operators and, as of December 31, 2014, 54% of our properties are leased to operators with whom we have had a relationship for at least five years, and many of our properties are leased to operators with whom we have had a relationship for at least ten years. We believe we will continue to access potential new investment opportunities as a result of our relationships with existing operators and our network of other market-leading operators.

We structure our triple-net leases to generate attractive returns on a long-term basis. Under our triple-net leases, our operators are responsible for all operating costs and expenses related to the property, including maintenance and repair obligations and other capital expenditures. Our leases typically have initial terms of 10 years or more and include annual rent escalators of approximately 2%. We often enter into lease extensions during the term of the lease in connection with additional acquisitions, reinvestment projects and other opportunities that arise. Leases representing 99% of our contractual rent as of December 31, 2014 are supported by personal and/or corporate guarantees and leases representing 89% of our contractual rent are master leases or leases with cross-default provisions, and these provisions provide us with significant credit support for our rents. Our leases also typically require security deposits of several months’ rent. As of December 31, 2014, 14.4% of our leases are scheduled to expire before 2020.

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

Developments in 2014

April 2014 Public Offering of Shares of Common Stock of AVIV

On April 9, 2014, AVIV priced an underwritten public offering of 8,000,000 shares of common stock of AVIV at a public offering price of $24.10 per share. The underwriters had a 30-day option to purchase up to an additional 1,200,000 shares of common stock, which was exercised in full on April 10, 2014. We received net proceeds from the offering of approximately $211.3 million, after deducting discounts, commissions and other offering costs. On April 15, 2014, we used approximately $118.0 million of the net proceeds from the offering to repay all outstanding indebtedness under the Revolving Credit Facility (as defined herein). The remaining proceeds of approximately $93.7 million were used for general corporate purposes, which may include acquisition of additional properties.

Credit Facility with Bank of America

On May 14, 2014, we, through the Partnership and Aviv Healthcare Capital Corporation, with certain of our subsidiaries as guarantors, entered into a $600 million unsecured revolving credit facility with Bank of America, N.A. (as amended from time to time, the “Credit Facility”). The Credit Facility has an accordion feature that may allow us to increase the availability thereunder by an additional $200 million to a total availability of $800 million. See “Liquidity and Capital Resources —Indebtedness Outstanding—Credit Facility with Bank of America.”

Credit Agreement with General Electric Capital Corporation

On December 17, 2014, we, through certain subsidiaries of the Partnership, entered into a credit agreement (the “Credit Agreement”) with the financial institutions party thereto, as lenders, and General Electric Capital Corporation (“GECC”), as administrative agent and a lender. The GECC Credit Agreement provides for a secured term loan in an initial principal amount of $180.0 million. The term loan proceeds were used to fund a portion of the purchase price for the acquisition of a portfolio of 28 healthcare properties and one office building from Diamond Senior Living, LLC, an indirect subsidiary of GECC. See “Liquidity and Capital Resources —Indebtedness Outstanding—Credit Agreement with General Electric Capital Corporation.”

Merger Agreement

On October 31, 2014, we announced that AVIV’s Board of Directors had unanimously approved a definitive merger agreement with Omega Healthcare Investors, Inc. (“Omega”) pursuant to which Omega will acquire all of the outstanding shares of common stock of AVIV in a stock-for-stock merger. Under the terms of the agreement, stockholders of AVIV will receive a fixed exchange ratio of 0.90 shares of common stock of Omega for each share of AVIV common stock they own. Upon closing of the proposed merger transaction, Omega stockholders are expected to own approximately 70% of the combined company and AVIV stockholders, together with the limited partners of the Partnership, are expected to own approximately 30% of the combined company. The transaction is intended to be tax-free to stockholders. Upon the completion of the proposed merger transaction, Taylor Pickett, current Omega CEO, will serve as CEO of the combined company, and Craig Bernfield, current Chairman and CEO of AVIV, will join the board of directors of the combined company.

Completion of the proposed merger transaction is subject to satisfaction of customary closing conditions, including the approval of stockholders of AVIV and Omega. The proposed merger transaction is currently expected to close in the first half of 2015.

Additional information about the proposed merger transaction and the special meeting of stockholders to consider and vote on, among other things, a proposal to approve the proposed merger transaction, is included in the preliminary joint proxy statement/prospectus filed by Omega with the SEC on January 5, 2015, as amended on February 17, 2015, and the definitive joint proxy statement/prospectus which was mailed to stockholders of record after the related registration statement was declared effective by the SEC.

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

The growth in demand for services provided to the elderly has resulted in an increase in healthcare spending. The Centers for Medicare and Medicaid Services, or CMS, and the Office of the Actuary forecast that U.S. healthcare expenditures will increase from approximately $2.8 trillion in 2012 to approximately $5.0 trillion in 2022. Furthermore, according to CMS, national expenditures for SNFs are expected to grow from approximately $151 billion in 2011 to approximately $264 billion in 2022, representing a compound annual growth rate, or CAGR, of 5.7%. On July 31, 2014, CMS issued its final rate for fiscal year 2015 Medicare payment rates for SNFs. Based on the changes contained in the final rule, CMS estimates that total Medicare payments to SNFs will increase by $750 million, or 2.0%, for fiscal year 2015, which began on October 1, 2014.

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

Our indebtedness is comprised principally of the unsecured obligations under our 2019 Notes, our 2021 Notes, our Credit Facility with Bank of America and our Credit Agreement with GECC, each described in further detail under “ —Liquidity and Capital Resources—Indebtedness Outstanding”. Substantially all of such indebtedness is scheduled to mature in 2018 or thereafter.

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

Rental income represents rent under existing leases that is earned from our operators. In addition, this includes straight-line rental income relating to straight-lining of rents as well as income from intangible amortization. Both straight-line rental income and income from intangible amortization are explained in further detail below under “Cash Flow — Operating Activities.”

Substantially all of our leases have real estate escrow clauses that require our operators to make estimated payments to us to cover their current real estate tax obligations. We collect money for these taxes and are reimbursed by our operators and the net impact after making such payments is included in rental income.

•	Interest on Loans

We earn interest on mortgage loans, working capital loans, and capital expenditure advances we make to our operators for which we receive additional rent. In addition, we recognize contractual rent associated with direct financing leases, in part, as interest income.

•	Interest and Other Income

We sweep our excess cash balances into overnight interest-bearing accounts.

Expenses

We recognize a variety of cash and non-cash charges in our financial statements. Our expenses consist primarily of the interest expense on the borrowings we incur in order to make our investments, depreciation and amortization, and the general and administrative costs associated with operating our business. These interest charges are associated with our 2019 Notes, 2021 Notes, Credit Facility with Bank of America and Credit Agreement with GECC as well as certain asset specific loans.

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

Our general and administrative costs consist primarily of payroll and payroll related expense, including non-cash stock based compensation. In addition to payroll, we incur accounting, legal and other professional fees as well as certain other administrative costs of running our business, along with certain expenses related to bank charges, franchise taxes, and corporate filing fees. Additionally, when we lease a property, we recognize related rent expense which is included in general and administrative expense. We have incurred increased costs associated with being a public filer since 2011 and further increased costs following our initial public offering (“IPO”) in 2013.

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

•	Loss (Gain) on Sale of Assets, net

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

Cash Flow

•	Operating Activities

Cash provided by operating activities is derived largely from net income by adjusting our revenues for those amounts not collected in cash during the period in which the revenue is recognized and for cash collected that was billed in prior periods or will be billed in future periods. Net income is further adjusted by adding back expenses charged in the period that is not paid for in cash during the same period. We make our distributions based largely on cash provided by operations while maintaining debt covenant compliance requirements. Key non-cash add-backs, in addition to depreciation and the amortization of deferred financing charges, in deriving cash provided by operations are:

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

•	Reserve for Uncollected Rental Income and Uncollectable Loan Receivable

We incur an expense estimate for a reserve based upon our historical collection record of billed rental income and collections of loan receivables.

•	Investing Activities

Cash used in investing activities consists of cash that is used during a period for making new investments, capital expenditures and operator loans offset by cash provided by investing activities from net loan receivables and sales of real estate investments.

•	Financing Activities

Cash provided by financing activities consists of cash we receive from issuances of debt and equity capital. This cash provides the primary basis for the investments in new properties, capital expenditures and operator loans. While we may invest a portion of our cash from operations into new investments, as a result of our distribution requirements to maintain our REIT status, it is likely that additional debt or equity issuances will finance the majority of our investment activity. Cash used in financing activities consists of repayment of debt and distributions/dividends paid to partners/stockholders.

Results of Operations

This Annual Report on Form 10-K contains audited financial statements and other financial data for each of AVIV and the Partnership. As noted above, AVIV is the sole general partner of the Partnership and, as of December 31, 2014, owned 82.5% of the economic interest in the Partnership. All of the Company’s operations are conducted by the Partnership which is consolidated by AVIV, and therefore the following information is the same for AVIV and the Partnership.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $42.9 million, or 30.5%, from $141.1 million for the year ended December 31, 2013 to $184.0 million for the same period in 2014. The increase in revenue generally resulted from additional rent associated with the acquisitions and investments made during 2013 and 2014 and the factors set forth below.

Detailed changes in revenues for the year ended December 31, 2014 compared to the same period in 2013 were as follows:

•	Rental income increased $41.4 million, or 30.4%, from $136.5 million for the year ended December 31, 2013 to $177.9 million for the same period in 2014. The increase is primarily due to additional cash rent of approximately $40.3 million associated with acquisitions and investments made during 2013 and 2014.

•	Interest on loans remained materially consistent for the year ended December 31, 2013 compared to the same period in 2014.

•	Interest and other income increased $1.5 million from $0.1 million for the year ended December 31, 2013 to $1.6 million for the same period in 2014. The increase is primarily due to non-recurring income from the sale of bed licenses at two facilities during 2014.

Expenses

Expenses increased $21.2 million, or 17.9%, from $118.0 million for the year ended December 31, 2013 to $139.2 million for the same period in 2014. The increases were primarily due to an increase of $10.8 million in depreciation and amortization expense incurred, $8.9 million in interest expense incurred, $5.5 million in transaction costs, $3.5 million in reserve for uncollectible loan and account receivables, $1.8 million in loss on impairment of assets and $3.5 million in net loss on sale of assets in the current year partially offset by a decrease of $10.5 million in loss on extinguishment of debt and $2.8 million in general and administrative expenses.

Detailed changes in our expenses for the year ended December 31, 2014 compared to the same period in 2013 were as follows:

•	Interest expense incurred increased $8.9 million, or 21.8%, from $40.8 million for the year ended December 31, 2013 to $49.7 million for the same period in 2014. The majority of the increase was due to an increase in bond interest costs as a result of the bonds issued in October 2013 for which an entire year of interest was incurred for 2014, an increase in line of credit interest costs due to the increased revolver balance during 2014, offset by a decrease in mortgage interest expense as a result of the paydown related to line of credit borrowings.

•	Amortization of deferred financing costs remained materially consistent for the year ended December 31, 2013 compared to the same period in 2014.

•	Depreciation and amortization expense increased $10.8 million, or 32.5%, from $33.2 million for the year ended December 31, 2013 to $44.0 million for the same period in 2014. The increase was a result of $4.3 million in additional depreciation expense incurred in 2014 for properties acquired during 2013 for which a full 12 months of depreciation was incurred in 2014, and $6.5 million in additional depreciation expense incurred in 2014 for properties acquired during the year.

•	General and administrative expense decreased $2.8 million, or 10.6%, from $26.9 million for the year ended December 31, 2013 to $24.0 million for the same period in 2014. This decrease was primarily due to a decrease in share-based compensation of $6.9 million from 2013 to 2014 due to vesting at IPO in 2013, partially offset by a total increase in office salaries, office bonuses, employment expenses, legal fees, and audit expenses during 2014.

•	Transaction costs increased $5.5 million, from $3.1 million for the year ended December 31, 2013 to $8.6 million for the same period in 2014. This increase was primarily due to an increase to 28 acquisitions (72 individual properties) completed during 2014 compared to 18 acquisitions (31 individual properties) during 2013 as well as transaction costs incurred as a result of the pending merger with Omega.

•	Loss on impairment of assets expense increased $1.8 million from $0.5 million for the year ended December 31, 2013 to $2.3 million for the same period in 2014. Loss on impairment expense is the non-recurring loss on one facility in 2013 and two facilities in 2014 where a portion of the carrying value was not deemed recoverable.

•	Reserve for uncollectible loan and accounts receivable increased $3.5 million from $0.07 million for the year ended December 31, 2013 to $3.5 million for the same period in 2014. This increase was primarily due to additional expense incurred to reserve against outstanding loans and other receivable balances related to two operators in 2014.

•	Net loss on sale of assets increased $3.5 million from a net gain of $1.0 million for the year ended December 31, 2013 to a net loss of $2.5 million for the same period in 2014. This increase was due to the sale of eight non-strategic assets in 2014 compared to seven non-strategic assets in 2013.

•	Loss on extinguishment of debt decreased $10.5 million from $11.0 million for the year ended December 31, 2013 to $0.5 million for the same period in 2014. The decrease was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO during 2013 which is a non-recurring event.

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

Detailed changes in revenues for the year ended December 31, 2013 compared to the same period in 2012 were as follows:

•	Rental income increased $15.3 million, or 12.6%, from $121.2 million for the year ended December 31, 2012 to $136.5 million for the same period in 2013. The increase is primarily due to additional cash rent of approximately $16.0 million associated with acquisitions and investments made during 2012 and 2013.

•	Interest on loans remained materially consistent for the year ended December 31, 2012 compared to the same period in 2013.

•	Interest and other income decreased $1.0 million, or 86.4%, from $1.1 million for the year ended December 31, 2012 to $0.1 million for the same period in 2013. The decrease is primarily due to non-recurring termination fee income and reimbursements of fees that occurred in 2012.

Expenses

Expenses decreased $5.0 million, or 4.1%, from $123.0 million for the year ended December 31, 2012 to $118.0 million for the same period in 2013. The decreases were primarily due to a decrease of $10.3 million in reserve for uncollectible loan and account receivables, $10.6 million in loss on impairment of assets, $6.7 million in interest expense incurred and $4.1 million in transaction costs in the current year partially offset by an increase of $10.9 million in loss on extinguishment of debt, $10.9 million in general and administrative expenses and $6.3 million in depreciation and amortization.

Detailed changes in our expenses for the year ended December 31, 2013 compared to the same period in 2012 were as follows:

•	Interest expense incurred decreased $6.7 million, or 14.0%, from $47.4 million for the year ended December 31, 2012 to $40.8 million for the same period in 2013. The majority of the decrease was due to a decrease in mortgage interest expense related to the pay down of debt in connection with the IPO partially offset by an increase in a full year of interest associated with the 2019 Notes and the interest related to the line of credit borrowings.

•	Amortization of deferred financing costs remained materially consistent for the year ended December 31, 2012 compared to the same period in 2013.

•	Depreciation and amortization expense increased $6.3 million, or 23.6%, from $26.9 million for the year ended December 31, 2012 to $33.2 million for the same period in 2013. The increase was a result of an increase in depreciation expense associated with newly acquired facilities and facilities placed into service during 2012 and 2013.

•	General and administrative expense increased $10.9 million, or 68.1%, from $16.0 million for the year ended December 31, 2012 to $26.9 million for the same period in 2013. This increase was primarily due to $9.7 million of non-cash stock-based compensation expense that was recorded as a result of the vesting of outstanding options in connection with the IPO.

•	Loss on impairment of assets expense decreased $10.6 million, or 95.5%, from $11.1 million for the year ended December 31, 2012 to $0.5 million for the same period in 2013. Loss on impairment expense is the non-recurring loss on 12 facilities in 2012 and one facility in 2013 where a portion of the carrying value was not deemed recoverable.

•	Transaction costs decreased $4.1 million, or 57.5%, from $7.3 million for the year ended December 31, 2012 to $3.1 million for the same period in 2013. This decrease was primarily due to a non-recurring lease termination fee of $2.4 million that was incurred in the fourth quarter of 2012 and a smaller number of transactions that closed in 2013 compared with 2012, resulting in $1.3 million less in transaction related costs.

•	Reserve for uncollectible loan and accounts receivable decreased $10.3 million, or 99.0%, from $10.3 million for the year ended December 31, 2012 to $0.1 million for the same period in 2013. The decrease was primarily due to the additional expense incurred in 2012 to reserve against outstanding loans and other receivable balances from five operators.

•	Gain on sale of assets increased $1.0 million from $0 for the year ended December 31, 2012 to a gain of $1.0 million for the same period in 2013. This increase was due to the sale of seven non-strategic assets in 2013.

•	Loss on extinguishment of debt increased $10.9 million from $28,000 for the year ended December 31, 2012 to $11.0 million for the same period in 2013. The increase in the current year was due to the non-cash write-offs related to debt that was settled in conjunction with the IPO.

•	Other expenses decreased $0.4 million from $0.4 million for the year ended December 31, 2012 to $0 for the same period in 2013. Other expenses in the prior year represented an earnout accretion expense that ended in December 2012 with the final earnout payment.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings. We believe that the net cash provided by operations and availability under our Credit Facility with Bank of America will be adequate to fund our operating requirements, debt service and the payment of dividends in accordance with REIT requirements of the U.S. federal income tax laws for the next twelve months. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, property acquisitions, new construction and reinvestment projects, through long-term secured and unsecured borrowings, the issuance of additional equity securities or, in connection with acquisitions of additional properties, the issuance of OP units of the Partnership.

We intend to repay indebtedness incurred under our Credit Facility with Bank of America from time to time, to provide capacity for acquisitions or otherwise, out of cash flow and from the proceeds of issuances of unsecured notes, additional shares of common stock of AVIV and other securities. We intend to invest in additional properties and portfolios as suitable opportunities arise and adequate sources of financing are available. We are currently evaluating additional potential investments consistent with the normal course of our business. These potential investments are in various stages of evaluation with both existing and new operators and include acquisitions, construction projects, capital reinvestment projects and other investment opportunities. There can be no assurance as to whether or when any portion of these investments will be completed. Our ability to complete investments is subject to a number of risks and variables, including our ability to negotiate mutually agreeable terms with the counterparties and our ability to finance the purchase price. We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations and may result in the use of a significant amount of management resources. We expect that future investments in properties will depend on and will be financed by, in whole or in part, our existing cash, the proceeds from additional issuances of unsecured notes or shares of common stock of AVIV, or other securities or borrowings (including under our Credit Facility with Bank of America).

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The discussion of cash flows is for both AVIV and the Partnership.

•	Cash provided by operations increased $37.5 million, or 55.6%, from $67.4 million for the year ended December 31, 2013 to $104.8 million for the same period in 2014. The increase was primarily due to a $30.7 million increase in net income, adjusted for non-cash components related to properties acquired in 2013 and 2014, a $3.9 million increase in cash from the change in other assets, and a $3.4 million increase in cash as a result of the change in tenant security deposits and other liabilities for the year ended December 31, 2014 as compared to the same period in 2013.

•	Cash used in investing activities increased $548.4 million from $218.9 million for the year ended December 31, 2013 to $767.3 million for the same period in 2014. This increase was largely due to the increase in funds used for the purchase of real estate investments and cash used in development projects and capital improvements for the year ended December 31, 2014, as compared to the same period in 2013.

•	Cash provided by financing activities increased $437.5 million from $184.4 million for the year ended December 31, 2013 to $621.9 million for the same period in 2014. The increase was primarily due to a $335.0 million increased borrowings under our line of credit and repayments of debt in early 2013 related to the IPO.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The discussion of cash flows is for both AVIV and the Partnership.

•	Cash provided by operations increased $22.9 million, or 51.5%, from $44.5 million for the year ended December 31, 2012 to $67.4 million for the same period in 2013. The increase was primarily due to a $21.2 million increase in cash from operations after giving consideration to non-cash components for the year ended December 31, 2013 as compared to the same period in 2012.

•	Cash used in investing activities increased $34.2 million, or 18.5%, from $184.7 million for the year ended December 31, 2012 to $218.9 million for the same period in 2013. This increase was largely due to the increase in funds used for the purchase of real estate investments in the year ended December 31, 2013, as compared to the same period in 2012.

•	Cash provided by financing activities increased $67.2 million, or 57.3%, from $117.2 million for the year ended December 31, 2012 to $184.4 million for the same period in 2013. The increase was primarily due to the $277.8 million in additional net cash funding received as a result of the IPO, net of capital raising costs, partially offset by $20.0 million in additional cash spent to pay dividends/distributions in 2013 as compared to 2012 and $117.2 million in additional net cash used to pay down debt in 2013 as compared to 2012 in connection with the IPO.

Indebtedness Outstanding

Our indebtedness outstanding consists principally of borrowings under our 2019 Notes, our 2021 Notes, our Credit Facility with Bank of America and our Credit Agreement with GECC. We had total indebtedness of approximately $1.2 billion (inclusive of our debt premium) outstanding as of December 31, 2014. Substantially all of such indebtedness is scheduled to mature in 2018 or thereafter.

As of December 31, 2014, we were in compliance with all of the financial covenants of our outstanding debt and lease agreements and the indentures governing our 2019 Notes and 2021 Notes.

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

Credit Facility with Bank of America

On May 14, 2014, we, through the Partnership and Aviv Healthcare Capital Corporation, with certain of our subsidiaries as guarantors, entered into a $600 million unsecured revolving credit facility with Bank of America, N.A. (as amended from time to time, the Credit Facility). The Credit Facility has an accordion feature that may allow us to increase the availability thereunder by an additional $200 million to a total availability of $800 million. The Credit Facility had an outstanding balance of $355.0 million as of December 31, 2014.

On each payment date, we pay interest only in arrears on any outstanding principal balance of the Credit Facility. The Credit Facility bears interest at the rate of LIBOR plus a margin of 170 basis points to 225 basis points, depending on our leverage ratio, and the applicable margin was 180 basis points as of December 31, 2014. If the Partnership achieves an investment grade rating on senior unsecured long-term debt from at least two of S&P, Fitch and Moody’s, or investment grade status, then the margin reduces to 90 basis points to 170 basis points, depending on the quality of the investment grade rating. The initial term of the Credit Facility expires on May 14, 2018, with a one-year extension option provided that certain conditions precedent are satisfied. The proceeds from the Credit Facility are available for general corporate purposes.

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

Credit Agreement with General Electric Capital Corporation

On December 17, 2014, we, through certain subsidiaries of the Partnership, entered into the Credit Agreement with GECC with the financial institutions party thereto, as lenders, and GECC, as administrative agent and a lender. The Credit Agreement with GECC provides for a secured term loan in an initial principal amount of $180.0 million.

The Credit Agreement with GECC provides for a secured term loan in an initial principal amount of $180.0 million. Borrowings under the term loan will bear interest at the rate of: (a) the greater of (i) 0.50% per annum or (ii) LIBOR or a comparable rate with respect to Eurodollar loans plus (b) an applicable percentage of 3.50%. The term loan requires interest payments only for the first 24 months and payments thereafter amortize on a 30-year amortization schedule. Subject to certain exceptions, no prepayment of the term loan is permitted until January 1, 2016, and thereafter prepayment is permitted with a prepayment premium of 1% of the outstanding amount of the term loan through January 1, 2017. After January 1, 2017, the term loan may be prepaid without prepayment premium. The maturity date for the term loan under the Credit Agreement is December 17, 2019.

The Credit Agreement with GECC contains customary covenants that include restrictions on the Borrowers’ ability to make acquisitions and other investments, pay dividends, incur additional indebtedness, and sell or otherwise transfer certain assets as well as customary events of default. The Credit Agreement with GECC incorporates certain financial covenants set forth in the Credit Facility with Bank of America discussed above. In the event of a default under the Credit Agreement with GECC, the lenders have customary remedies that include the right to terminate their obligations under the Credit Agreement with GECC and to accelerate the payment on any unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon, and to exercise all rights and remedies available to lenders under the Credit Agreement with GECC and related documents or applicable law, including realizing on the real property collateral.

The term loan proceeds were used to fund a portion of the purchase price for the acquisition of a portfolio of 28 healthcare properties and one office building from Diamond Senior Living, LLC, an indirect subsidiary of GECC. Each of the fee-owned properties (other than the office building) and one leasehold interest are generally encumbered by a security instrument and provide collateral for the term loan.

Other Loans

In June 2012, an indirectly-owned subsidiary assumed a HUD loan with a balance of approximately $11.5 million. Interest is a fixed rate of 5.00%. The loan originated in November 2009 with a maturity date of October 1, 2044, and is based on a 35-year amortization schedule. A premium of $2.5 million was associated with the assumption of debt and will be amortized as an adjustment to interest expense on the HUD loan over its term. As of December 31, 2014, the balance of such loan was $11.1 million (excluding $2.3 million of net debt premium balance). The loan was paid in full on January 30, 2015.

Contractual Obligations

The following table shows the amounts due in connection with the contractual obligations described below as of December 31, 2014 (including future interest payments):

	Payments Due by Period
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
	(in thousands)
Secured loans(1)	$7,916	$17,819		$193,468	$17,769	$236,972
Credit facility (2)	6,958	13,935		357,879	—	378,772
6% Senior Notes due 2021(3)	15,000	30,000		30,000	276,250	351,250
7 3⁄4% Senior Notes due 2019 (4)	31,000	62,000		436,167	—	529,167

Total	$60,874	$123,754	(1)	$1,017,514	$294,019	$1,496,161

(1)	Reflects $180.0 million Credit Agreement with GECC and $11.1 million HUD loan. The HUD loan was paid in full on January 30, 2015.
(2)	Reflects indebtedness under our Credit Facility with Bank of America. Does not give effect to any future amounts which may be drawn under the Credit Facility with Bank of America which would also mature in May 2018.
(3)	Reflects $250 million outstanding for our 2021 Notes.
(4)	Reflects $400 million outstanding for our 2019 Notes.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Company has provided a summary of its significant accounting policies in Footnote 2 to its financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of these financial statements in conformity with GAAP requires the

Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company’s actual results may differ from these estimates. The Company describes below those accounting policies that it deems critical and requires material subjective or complex judgments and that have the most significant impact on its financial condition and results of operations. The Company’s management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date hereof.

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

Lease Accounting

We, as lessor, make a determination with respect to each of our leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to our net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease.

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

We determine the value of land based on third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. We also estimate the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. We amortize such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income (above/below-market leases) or depreciation and amortization (in-place lease assets). Generally, our purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to intangible assets or intangible liabilities, as they are either immaterial or do not exist.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and global economic and political conditions, and other factors which are beyond our control.

As of December 31, 2014, $535.0 million of our consolidated borrowings bore interest at variable rates (representing borrowings under our Credit Facility with Bank of America and Credit Agreement with GECC). We do not currently use interest rate hedging contracts, including swaps, caps and floors, to manage our interest rate risk. If interest rates increased by 100 basis points and assuming we had outstanding balances of $535.0 million on our variable rate indebtedness during the year ended December 31, 2014, our interest expense would have increased by $5.35 million for the year ended December 31, 2014. We believe that we have effectively managed interest rate exposure because, as of December 31, 2014, 55.4% of our indebtedness was fixed rate debt.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures of AVIV. Under the supervision of and with the participation of AVIV’s management, including its Chief Executive Officer and its Chief Financial Officer, AVIV evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AVIV’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by AVIV in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to AVIV’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Assessment of Internal Control over Financial Reporting of AVIV. AVIV’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. AVIV’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Aviv’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of Aviv’s internal control over financial reporting.

        Based on its assessment, AVIV’s management concluded that AVIV’s internal control over financial reporting was effective as of December 31, 2014. In making this assessment, AVIV management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” (2013 framework). The effectiveness of AVIV’s internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in their report on Page F-3 of the Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting of AVIV. Management’s assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by COSO. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal control over financial reporting during fiscal year 2014.

There were no other changes that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures of the Partnership. Under the supervision of and with the participation of the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, the general partner of the Partnership, the Partnership evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Partnership’s management, including the Chief Executive Officer and the Chief Financial Officer of AVIV, as appropriate to allow timely decisions regarding required disclosure.

Management’s Assessment of Internal Control over Financial Reporting of the Partnership. The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Partnership’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Partnership’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Partnership’s internal control over financial reporting.

Based on the Partnership’s assessment, the Partnership’s management concluded that its effective internal control over financial reporting was effective as of December 31, 2014. In making this assessment, the Partnership’s management used the criteria established by COSO in the 2013 COSO framework. The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in their report on Page F-5 of the Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting of the Partnership. Management’s assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by COSO. In May 2013, COSO issued the “2013 COSO Framework”. We have integrated the changes prescribed by the 2013 COSO Framework into our internal control over financial reporting during fiscal year 2014.

There were no other changes that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on our directors, executive officers and the Audit Committee of our Board of Directors and Section 16(a) reporting compliance required to be included pursuant to this Item 10 will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from AVIV’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders, to the extent required, in either case to be filed with the SEC no later than April 30, 2015.

We have adopted a code of ethics that applies to every employee, officer and director. A copy of this code of ethics can be found on our website at www.avivreit.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver for senior financial officers by posting the information on our website.

Item 11.	EXECUTIVE COMPENSATION

This information will be included (under the headings “Compensation of Directors,” “Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) in an amendment to this Annual Report on Form 10-K or incorporated by reference from AVIV’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders, to the extent required, in either case to be filed with the SEC no later than April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included (under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Equity Compensation Plan Information”) in an amendment to this Annual Report on Form 10-K or incorporated by reference to AVIV’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders, to the extent required, in either case to be filed with the SEC no later than April 30, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included (under the headings “Information About Our Board of Directors and its Committees” and “Certain Relationships and Related Transactions”) in an amendment to this Annual Report on Form 10-K or incorporated by reference from AVIV’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders, to the extent required, in either case to be filed with the SEC no later than April 30, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included (under the heading “Relationship with Independent Registered Public Accounting Firm-Principal Accountant Fees and Services”) in an amendment to this Annual Report on Form 10-K or incorporated by reference from AVIV’s Definitive Proxy Statement with respect to the 2015 Annual Meeting of Stockholders, to the extent required, in either case to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of this report:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013 for each of AVIV and the Partnership;

•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012 for each of AVIV and the Partnership;

•	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013, and 2012 for AVIV, and Consolidated Statements of Changes in Partners’ Capital for the Partnership;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012 for each of AVIV and the Partnership; and

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

(3)	Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVIV REIT, INC.

February 26, 2015	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

By: Aviv REIT, Inc., its general partner

February 26, 2015	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of each registrant and in the capacities indicated on February 26, 2015.

Signature	Title

/s/ Craig M. Bernfield Craig M. Bernfield	Chief Executive Officer and Director (principal executive officer)

/s/ Steven J. Insoft Steven J. Insoft	President and Chief Operating Officer

/s/ Mark L. Wetzel Mark L. Wetzel	Chief Financial Officer and Treasurer (principal financial officer)

/s/ Donna M. O’Neill Donna M. O’Neill	Chief Accounting Officer (principal accounting officer)

/s/ Norman Bobins Norman Bobins	Director

/s/ Michael W. Dees Michael W. Dees	Director

/s/ Alan E. Goldberg Alan E. Goldberg	Director

/s/ Susan R. Lichtenstein Susan R. Lichtenstein	Director

/s/ Mark B. McClellan Mark B. McClellan	Director

/s/ Sharon O’Keefe Sharon O’Keefe	Director

/s/ Mark J. Parrell Mark J. Parrell	Director

/s/ Ben W. Perks Ben W. Perks	Director

/s/ James H. Roth James H. Roth	Director

/s/ J. Russell Triedman J. Russell Triedman	Director

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of November 5, 2014, between Financing VI Healthcare Property, L.L.C. and Diamond Senior Living, LLC, included as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated by reference thereto.

2.2	Agreement and Plan of Merger, dated as of October 30, 2014, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership, included as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed the SEC on November 5, 2014 and incorporated by reference thereto.

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Second Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Properties Limited Partnership dated March 26, 2013, included as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

4.1.3	Third Supplemental Indenture, dated as of December 29, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference thereto.

4.1.4	Fourth Supplemental Indenture, dated as of March 28, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.4 to Registrant’s Form S-4 Registration Statement No. 333-180754 and incorporated herein by reference thereto.

4.1.5	Fifth Supplemental Indenture, dated as of November 30, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.5 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.1.6	Sixth Supplemental Indenture, dated as of May 15, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

4.1.7	Seventh Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference thereto.

4.1.8*	Eighth Supplemental Indenture, dated as of December 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Indenture, dated as of October 16, 2013, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, Aviv REIT, Inc. and the other Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013 and incorporated herein by reference thereto.

4.2.1	First Supplemental Indenture, dated as of May 15, 2014, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

4.2.2	Second Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference thereto.

4.2.3*	Third Supplemental Indenture, dated as of December 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3	Amended and Restated Registration Rights Agreement, dated as of September 17, 2010, among Aviv REIT, Inc., Aviv Healthcare Merger Sub LP, Aviv Healthcare Properties Limited Partnership, and the Bernfield Investors, the Karkomi Investors and the LG Investors (each as defined therein), included as Exhibit 4.3 to Registrant’s Draft Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.4	Form of 7 3/4% Senior Notes due 2019 (included in Exhibit 4.1).

4.5	Form of 6% Senior Notes due 2021 (included in Exhibit 4.2).

10.1	Investment Agreement dated March 25, 2013 between Aviv REIT, Inc. and LG Aviv L.P., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2	Credit Agreement dated March 26, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, and the other Borrowers party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2.1	First Amendment to Credit Agreement dated April 16, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, the other Borrower party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2013 and incorporated herein by reference thereto.

10.3	Credit Agreement, dated as of May 14, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as borrowers, Aviv REIT, Inc. and the other Guarantors party thereto, as guarantors, the financial institutions party thereto, as lenders, and Bank of America, N.A., as Administrative Agent and a lender, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014 and incorporated herein by reference thereto.

10.4	Credit Agreement, dated December 17, 2014, among Aviv Financing VI, L.L.C. and Financing VI Healthcare Property, L.L.C., as borrowers, the financial institutions party thereto, as lenders, and General Electric Capital Corporation, as administrative agent and a lender, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2014 and incorporated herein by reference thereto.

10.5†	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5.1†	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10.5.2†	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5.3†	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6†	Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10.6.1†	Form of Non-Employee Director Restricted Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.17 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.6.2†	Form of Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.18 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.6.3†	Form of Restricted Stock Unit Award Agreement for performance-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.6.4†	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.7†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.9†	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.10†	Employment Agreement dated November 8, 2013 between Aviv Asset Management, L.L.C. and Mark L. Wetzel, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference thereto.

10.11†	Separation Agreement and Release dated December 6, 2013 between Aviv Asset Management, L.L.C. and James H. Lyman, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2013 and incorporated herein by reference thereto.

10.12†	Employment Agreement, dated as of October 30, 2014, among Aviv Asset Management, L.L.C., Aviv REIT, Inc. and Steven J. Insoft, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated herein by reference thereto.

10.13†	Transition Agreement, dated as of October 31, 2014, between Aviv REIT, Inc. and Craig M. Bernfield, included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated herein by reference thereto.

12.1*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Aviv REIT, Inc.

23.1*	Consent of Ernst & Young LLP

31.1*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Sections of this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Consolidated Statements of Operations and Comprehensive Income for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Consolidated Statements of Changes in Equity for Aviv REIT, Inc. and Consolidated Statements of Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Report of Independent Registered Public Accounting Firm with respect to Aviv REIT, Inc.	F-2
Report of Independent Registered Public Accounting Firm with respect to Aviv REIT, Inc.	F-3
Report of Independent Registered Public Accounting Firm with respect to Aviv Healthcare Properties Limited Partnership	F-4
Report of Independent Registered Public Accounting Firm with respect to Aviv Healthcare Properties Limited Partnership	F-5
Consolidated Balance Sheets as of December 31, 2014 and 2013 of Aviv REIT, Inc.	F-6
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012 of Aviv REIT, Inc.	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012 of Aviv REIT, Inc.	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 of Aviv REIT, Inc.	F-9
Consolidated Balance Sheets as of December 31, 2014 and 2013 of Aviv Healthcare Properties Limited Partnership	F-11
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012 of Aviv Healthcare Properties Limited Partnership	F-12
Consolidated Statements of Changes in Partners’ Capital for the Years Ended December 31, 2014, 2013 and 2012 of Aviv Healthcare Properties Limited Partnership	F-13
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 of Aviv Healthcare Properties Limited Partnership	F-14
Notes to Consolidated Financial Statements	F-16

FINANCIAL STATEMENT SCHEDULES

Schedule II—Valuation and Qualifying Accounts	F-47
Schedule III—Real Estate and Investments	F-48

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

AVIV REIT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and the Stockholders

Aviv REIT, Inc.

We have audited the accompanying consolidated balance sheets of Aviv REIT, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Stockholders

Aviv REIT, Inc.

We have audited Aviv REIT, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Partners

Aviv Healthcare Properties Limited Partnership

We have audited the accompanying consolidated balance sheets of Aviv Healthcare Properties Limited Partnership (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the accompanying index to the financial statements. These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Partners

Aviv Healthcare Properties Limited Partnership

We have audited Aviv Healthcare Properties Limited Partnership’s (the Partnership) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Partnership as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2015

AVIV REIT, INC.

Consolidated Balance Sheets

(in thousands except share data)

	December 31, 2014	December 31, 2013
Assets
Income producing property
Land	$190,300	$138,150
Buildings and improvements	1,845,992	1,138,173
Assets under direct financing leases	11,291	11,175

	2,047,583	1,287,498
Less accumulated depreciation	(188,286)	(147,302)
Construction in progress and land held for development	23,150	23,292

Net real estate	1,882,447	1,163,488
Cash and cash equivalents	10,036	50,764
Straight-line rent receivable, net	45,368	40,580
Tenant receivables, net	4,095	1,647
Deferred finance costs, net	19,024	16,643
Loan receivables, net	42,697	41,686
Other assets	16,763	15,625

Total assets	$2,020,430	$1,330,433

Liabilities and equity
Secured loans	$193,418	$13,654
Unsecured notes payable	652,292	652,752
Line of credit	355,000	20,000
Accrued interest payable	15,126	15,284
Dividends and distributions payable	—	17,694
Accounts payable and accrued expenses	18,582	10,555
Tenant security and escrow deposits	26,259	21,586
Other liabilities	9,805	10,463

Total liabilities	1,270,482	761,988
Equity:
Stockholders’ equity
Common stock (par value $0.01; 48,425,224 and 37,593,910 shares issued and outstanding, respectively)	484	376
Additional paid-in capital	737,262	523,658
Accumulated deficit	(119,039)	(89,742)

Total stockholders’ equity	618,707	434,292
Noncontrolling interests—operating partnership	131,241	134,153

Total equity	749,948	568,445

Total liabilities and equity	$2,020,430	$1,330,433

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands except share and per share data)

	Year Ended December 31
	2014	2013	2012
Revenues
Rental income	$177,947	$136,513	$121,210
Interest on loans and financing lease	4,483	4,400	4,633
Interest and other income	1,612	154	1,129

Total revenues	184,042	141,067	126,972
Expenses
Interest expense incurred	49,680	40,785	47,440
Amortization of deferred financing costs	3,942	3,459	3,543
Depreciation and amortization	44,023	33,226	26,892
General and administrative	24,039	26,886	15,955
Transaction costs	8,601	3,114	7,259
Loss on impairment	2,341	500	11,117
Reserve for uncollectible loans and other receivables	3,523	68	10,331
Loss (gain) on sale of assets, net	2,518	(1,016)	—
Loss on extinguishment of debt	501	10,974	28
Other expenses	—	—	400

Total expenses	139,168	117,996	122,965

Income from continuing operations	44,874	23,071	4,007
Discontinued operations	—	—	4,586

Net income	44,874	23,071	8,593
Net income allocable to noncontrolling interests—operating partnership	(9,082)	(6,010)	(3,455)

Net income allocable to common stockholders	$35,792	$17,061	$5,138

Net income	$44,874	$23,071	$8,593
Unrealized loss on derivative instruments	—	—	(476)

Total comprehensive income	$44,874	$23,071	$8,117

Net income allocable to common stockholders	$35,792	$17,061	$5,138
Unrealized loss on derivative instruments, net of noncontrolling interest—operating partnership portion of $0, $0, and $192, respectively	—	—	(284)

Total comprehensive income allocable to common stockholders	$35,792	$17,061	$4,854

Earnings per common share:
Basic:
Income from continuing operations allocable to common stockholders	$0.80	$0.51	$0.12
Discontinued operations, net of noncontrolling interests—operating partnership	—	—	0.14

Net income allocable to common stockholders	$0.80	$0.51	$0.26

Diluted:
Income from continuing operations allocable to common stockholders	$0.77	$0.49	$0.12
Discontinued operations, net of noncontrolling interests—operating partnership	—	—	0.14

Net income allocable to common stockholders	$0.77	$0.49	$0.26

Weighted average common shares outstanding:
Basic	44,629,901	33,700,834	20,006,538
Diluted	58,166,924	44,324,189	20,135,689
Dividends declared per common share	$1.44	$1.40	$1.25

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Changes in Equity

(in thousands except share data)

	Stockholders’ Equity						Noncontrolling Interests— Operating Partnership	Total Equity
	Common Stock		Additional Paid-In-	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’

	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at January 1, 2012	15,831,368	$159	$264,804	$(21,383)	$(1,868)	$241,712	$5,546	$247,258
Non-cash stock (unit)-based compensation	—	—	1,284	—	—	1,284	406	1,690
Distributions to partners	—	—	—	—	—	—	(15,638)	(15,638)
Capital contributions	5,822,445	58	108,942	—	—	109,000	358	109,358
Unrealized loss on derivative instruments	—	—	—	—	(284)	(284)	(192)	(476)
Dividends to stockholders	—	—	—	(30,282)	—	(30,282)	—	(30,282)
Net income	—	—	—	5,138	—	5,138	3,455	8,593

Balance at December 31, 2012	21,653,813	217	375,030	(46,527)	(2,152)	326,568	(6,065)	320,503
Non-cash stock (unit)-based compensation	23,250	—	10,864	—	—	10,864	888	11,752
Shares issued for settlement of management vested stock	414,710	4	8,290	—	—	8,294	—	8,294
Distributions to partners	—	—	—	—	—	—	(16,658)	(16,658)
Capital contributions	—	—	—	—	—	—	214	214
Initial public offering proceeds	15,180,000	152	303,448	—	—	303,600	—	303,600
Cost of raising capital	—	—	(25,829)	—	—	(25,829)	—	(25,829)
Retirement of derivative instrument	—	—	—	—	2,152	2,152	1,622	3,774
Dividends to stockholders	—	—	—	(60,276)	—	(60,276)	—	(60,276)
Reclassification of equity at IPO date	—	—	(153,751)	—	—	(153,751)	153,751	—
Conversion of OP Units/Adjustment of noncontrolling interests—operating partnership ownership of operating partnership	322,137	3	5,606	—	—	5,609	(5,609)	—
Net income	—	—	—	17,061	—	17,061	6,010	23,071

Balance at December 31, 2013	37,593,910	376	523,658	(89,742)	—	434,292	134,153	568,445
Non-cash stock-based compensation	—	—	4,861	—	—	4,861	—	4,861
Shares issued for settlement of management vested stock and exercised options, net	287,406	3	1,704	—	—	1,707	—	1,707
Distributions to partners	—	—	—	—	—	—	(16,072)	(16,072)
Capital contributions	—	—	—	—	—	—	60	60
Proceeds from issuance of common stock	9,200,000	92	221,628	—	—	221,720	—	221,720
Cost of raising capital	—	—	(10,558)	—	—	(10,558)	—	(10,558)
Dividends to stockholders	—	—	—	(65,089)	—	(65,089)	—	(65,089)
Conversion of OP Units	1,343,908	13	17,146	—	—	17,159	(17,159)	—
Adjustment of noncontrolling interest-operating partnership ownership of operating partnership	—	—	(21,177)	—	—	(21,177)	21,177	—
Net income	—	—	—	35,792	—	35,792	9,082	44,874

Balance at December 31,2014	48,425,224	$484	$737,262	$(119,039)	$—	$618,707	$131,241	$749,948

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$44,874	$23,071	$8,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,023	33,226	26,935
Amortization of deferred financing costs	3,942	3,459	3,543
Accretion of debt premium	(539)	(507)	(414)
Straight-line rental income, net	(4,788)	(4,478)	(7,656)
Rental income from intangible amortization, net	(666)	(1,369)	(1,486)
Non-cash stock-based compensation	4,861	11,752	1,689
Loss (gain) on sale of assets, net	2,518	(1,016)	(4,425)
Non-cash loss on extinguishment of debt	494	5,161	42
Loss on impairment	2,341	500	11,117
Reserve for uncollectible loan and other receivables	3,523	68	10,331
Accretion of earn-out provision for previously acquired real estate investments	—	—	400
Changes in assets and liabilities:
Tenant receivables	(2,577)	(3,511)	(4,572)
Other assets	(1,123)	(5,229)	(5,873)
Accounts payable and accrued expenses	2,880	3,949	5,021
Tenant security deposits and other liabilities	5,079	2,277	1,230

Net cash provided by operating activities	104,842	67,353	44,475
Investing activities
Purchase of real estate	(706,970)	(197,388)	(172,773)
Proceeds from sales of real estate, net	2,277	15,549	31,933
Capital improvements	(14,997)	(12,003)	(13,558)
Development projects	(43,083)	(18,738)	(28,067)
Loan receivables received from others	19,642	4,086	14,632
Loan receivables funded to others	(24,376)	(10,407)	(16,857)

Net cash used in investing activities	(767,507)	(218,901)	(184,690)

See accompanying notes.

AVIV REIT, INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities
Borrowings of debt	$668,000	$470,000	$267,761
Repayment of debt	(153,157)	(488,241)	(174,127)
Payment of financing costs	(6,980)	(10,448)	(5,143)
Capital contributions	60	575	109,000
Deferred contribution	—	—	(35,000)
Proceeds from issuance of common stock	221,720	303,600	—
Cost of raising capital	(10,558)	(25,829)	—
Shares issued from settlement of vested stock and exercised stock options, net	1,707	—	—
Cash distributions to partners	(20,215)	(16,314)	(16,484)
Cash dividends to stockholders	(78,640)	(48,907)	(28,778)

Net cash provided by financing activities	621,937	184,436	117,229

Net (decrease) increase in cash and cash equivalents	(40,728)	32,888	(22,986)
Cash and cash equivalents:
Beginning of year	50,764	17,876	40,862

End of year	$10,036	$50,764	$17,876

Supplemental cash flow information
Cash paid for interest	$50,972	$40,008	$46,711
Supplemental disclosure of noncash activity
Accrued dividends payable to stockholders	$—	$13,551	$9,888
Accrued distributions payable to partners	$—	$4,143	$3,799
Write-off of straight-line rent receivable, net	$1,549	$2,887	$1,552
Write-off of in-place lease intangibles, net	$—	$—	$19
Write-off of deferred financing costs, net	$501	$5,161	$42
Assumed debt	$—	$—	$11,460

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands)

	December 31,
	2014	2013
Assets
Income producing property
Land	$190,300	$138,150
Buildings and improvements	1,845,992	1,138,173
Assets under direct financing leases	11,291	11,175

	2,047,583	1,287,498
Less accumulated depreciation	(188,286)	(147,302)
Construction in progress and land held for development	23,150	23,292

Net real estate	1,882,447	1,163,488
Cash and cash equivalents	10,036	50,764
Straight-line rent receivable, net	45,368	40,580
Tenant receivables, net	4,095	1,647
Deferred finance costs, net	19,024	16,643
Loan receivables, net	42,697	41,686
Other assets	16,763	15,625

Total assets	$2,020,430	$1,330,433

Liabilities and partners’ capital
Secured loans	$193,418	$13,654
Unsecured notes payable	652,292	652,752
Line of credit	355,000	20,000
Accrued interest payable	15,126	15,284
Distributions payable	—	17,694
Accounts payable and accrued expenses	18,582	10,555
Tenant security and escrow deposits	26,259	21,586
Other liabilities	9,805	10,463

Total liabilities	1,270,482	761,988
Partners’ capital:
Partners’ capital	749,948	568,445

Total liabilities and partners’ capital	$2,020,430	$1,330,433

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Operations and Comprehensive Income

(in thousands except unit and per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental income	$177,947	$136,513	$121,210
Interest on loans and financing lease	4,483	4,400	4,633
Interest and other income	1,612	154	1,129

Total revenues	184,042	141,067	126,972
Expenses
Interest expense incurred	49,680	40,785	47,440
Amortization of deferred financing costs	3,942	3,459	3,543
Depreciation and amortization	44,023	33,226	26,892
General and administrative	24,039	26,886	15,955
Transaction costs	8,601	3,114	7,259
Loss on impairment	2,341	500	11,117
Reserve for uncollectible loans and other receivables	3,523	68	10,331
Loss (gain )on sale of assets, net	2,518	(1,016)	—
Loss on extinguishment of debt	501	10,974	28
Other expenses	—	—	400

Total expenses	139,168	117,996	122,965

Income from continuing operations	44,874	23,071	4,007
Discontinued operations	—	—	4,586

Net income allocable to units	$44,874	$23,071	$8,593

Net income allocable to units	$44,874	$23,071	$8,593
Unrealized loss on derivative instruments	—	—	(476)

Total comprehensive income allocable to units	$44,874	$23,071	$8,117

Earnings per unit:
Basic:
Income from continuing operations allocable to units	$0.80	$0.51	$0.12
Discontinued operations	—	—	0.14

Net income allocable to units	$0.80	$0.51	$0.26

Diluted:
Income from continuing operations allocable to units	$0.77	$0.49	$0.12
Discontinued operations	—	—	0.14

Net income allocable to units	$0.77	$0.49	$0.26

Weighted average units outstanding:
Basic	55,957,950	42,792,808	20,006,538
Diluted	58,166,924	44,324,189	20,135,689
Distributions declared per unit	$1.44	$1.40	$1.25

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Changes in Partners’ Capital

(in thousands)

		Accumulated Other
	Partners’ Capital	Comprehensive Income (Loss)
			Total
Balance at January 1, 2012	$250,555	$(3,298)	$247,257
Non-cash stock (unit)-based compensation	1,690	—	1,690
Distributions to partners	(45,920)	—	(45,920)
Capital contributions	109,358	—	109,358
Unrealized loss on derivative instruments	—	(476)	(476)
Net income	8,593	—	8,593

Balance at December 31, 2012	324,276	(3,774)	320,502
Non-cash stock (unit)-based compensation	11,752	—	11,752
Units issued for settlement of management vested stock	8,294	—	8,294
Distributions to partners	(76,934)	—	(76,934)
Capital contributions	215	—	215
Initial public offering proceeds	303,600	—	303,600
Cost of raising capital	(25,829)	—	(25,829)
Retirement of derivative instruments	—	3,774	3,774
Net income	23,071	—	23,071

Balance at December 31, 2013	568,445	—	568,445
Non-cash stock (unit)-based compensation	4,861	—	4,861
Units issued for settlement of management vested stock and exercised unit options, net	1,707	—	1,707
Distributions to partners	(81,161)	—	(81,161)
Capital contributions	60	—	60
Proceeds from issuance of common stock	221,720	—	221,720
Cost of raising capital	(10,558)	—	(10,558)
Net income	44,874	—	44,874

Balance at December 31, 2014	$749,948	$—	$749,948

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$44,874	$23,071	$8,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,023	33,226	26,935
Amortization of deferred financing costs	3,942	3,459	3,543
Accretion of debt premium	(539)	(507)	(414)
Straight-line rental income, net	(4,788)	(4,478)	(7,656)
Rental income from intangible amortization, net	(666)	(1,369)	(1,486)
Non-cash stock-based compensation	4,861	11,752	1,689
Loss (gain) on sale of assets, net	2,518	(1,016)	(4,425)
Non-cash loss on extinguishment of debt	494	5,161	42
Loss on impairment	2,341	500	11,117
Reserve for uncollectible loans and other receivables	3,523	68	10,331
Accretion of earn-out provision for previously acquired real estate investments	—	—	400
Changes in assets and liabilities:
Tenant receivables	(2,577)	(3,511)	(4,572)
Other assets	(1,123)	(5,229)	(5,873)
Accounts payable and accrued expenses	2,880	3,949	5,021
Tenant security deposits and other liabilities	5,079	4,619	546

Net cash provided by operating activities	104,842	69,695	43,791
Investing activities
Purchase of real estate	(706,970)	(197,388)	(172,773)
Proceeds from sales of real estate, net	2,277	15,549	31,933
Capital improvements	(14,997)	(12,003)	(13,558)
Development projects	(43,083)	(18,738)	(28,067)
Loan receivables received from others	19,642	4,086	14,632
Loan receivables funded to others	(24,376)	(10,407)	(16,857)

Net cash used in investing activities	(767,507)	(218,901)	(184,690)

See accompanying notes.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities
Borrowings of debt	$668,000	$470,000	$267,761
Repayment of debt	(153,157)	(488,241)	(174,127)
Payment of financing costs	(6,980)	(10,448)	(5,143)
Capital contributions	60	575	109,000
Deferred contribution	—	—	(35,000)
Proceeds from issuance of common stock	221,720	303,600	—
Cost of raising capital	(10,558)	(25,829)	—
Shares issued for settlement of vested stock and exercised unit options, net	1,707	—	—
Cash distributions to partners	(98,855)	(65,221)	(45,262)

Net cash provided by financing activities	621,937	184,436	117,229

Net (decrease) increase in cash and cash equivalents	(40,728)	35,230	(23,670)
Cash and cash equivalents:
Beginning of year	50,764	15,534	39,204

End of year	$10,036	$50,764	$15,534

Supplemental cash flow information
Cash paid for interest	$50,972	$40,008	$46,711
Supplemental disclosure of noncash activity
Accrued distributions payable to partners	$—	$17,694	$13,687
Write-off of straight-line rent receivable, net	$1,549	$2,887	$1,552
Write-off of in-place lease intangibles, net	$—	$—	$19
Write-off of deferred financing costs, net	$501	$5,161	$42
Assumed debt	$—	$—	$11,460

See accompanying notes.

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

Notes to Consolidated Financial Statements

December 31, 2014

1. Description of Operations and Formation

Aviv REIT, Inc. (AVIV or the REIT), a Maryland corporation, is the sole general partner of Aviv Healthcare Properties Limited Partnership, a Delaware limited partnership, and its subsidiaries (the Partnership). The Partnership is a majority owned subsidiary that owns all of the real estate properties. In these footnotes, the Company refers generically to AVIV, the Partnership, and their subsidiaries. The Partnership was formed in 2010 and directly or indirectly owned or leased 346 properties, principally skilled nursing facilities, across the United States at December 31, 2014. The Company is a fully integrated self-administered company that owns, acquires, develops and generates the majority of its revenues by entering into long-term triple-net leases with qualified local, regional, and national operators. In addition to the base rent, leases provide for operators to pay the Company an ongoing escrow for real estate taxes. Furthermore, all operating and maintenance costs of the buildings are the responsibility of the operators. Substantially all depreciation expense reflected in the consolidated statements of operations and comprehensive income relates to the ownership of real estate properties.

The Partnership is the general partner of Aviv Healthcare Properties Operating Partnership I, L.P. (the Operating Partnership), a Delaware limited partnership, and Aviv Healthcare Capital Corporation, a Delaware company. The Operating Partnership has six wholly owned subsidiaries: Aviv Financing I, L.L.C. (Aviv Financing I), a Delaware limited liability company; Aviv Financing II, L.L.C. (Aviv Financing II), a Delaware limited liability company; Aviv Financing III, L.L.C. (Aviv Financing III), a Delaware limited liability company; Aviv Financing IV, L.L.C. (Aviv Financing IV), a Delaware limited liability company; Aviv Financing V, L.L.C. (Aviv Financing V), a Delaware limited liability company; and Aviv Financing VI, L.L.C. (Aviv Financing VI) , a Delaware limited liability company.

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

On April 9, 2014, the Company issued 9.2 million shares of common stock and received net proceeds of $221.7 million in a secondary underwritten public offering. At December 31, 2014, there were approximately 48.4 million shares of common stock outstanding and 10.3 million OP units outstanding which are redeemable for cash or, at the REIT’s election, for shares of common stock of the REIT. The operating results of the Partnership are allocated based upon the REIT’s and the limited partners’ respective economic interests therein. The REIT’s ownership of the Partnership was 82.5% as of December 31, 2014. The REIT’s weighted average economic ownership of the Partnership for the years ended December 31, 2014, 2013, and 2012 were 79.8%, 74.0%, and 62.5%, respectively.

2. Summary of Significant Accounting Policies

Basis of Presentation

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2014 of AVIV and the Partnership. AVIV is a real estate investment trust and the general partner of the Partnership. Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to AVIV and AVIV’s controlled subsidiaries and the Partnership and the Partnership’s controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented.

AVIV is a real estate investment trust, or REIT, and the general partner of the Partnership. The Partnership’s capital is comprised of units of beneficial interest, or OP units. As of December 31, 2014, AVIV owned 82.5% of the economic interest in the Partnership, with the remaining interest being owned by investors. Investors may redeem their OP units for cash or, at the election of AVIV, for shares of AVIV’s common stock, on a one-for-one basis. As the sole general partner of the Partnership, AVIV has exclusive control of the Partnership’s day-to-day management.

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

As general partner with control of the Partnership, AVIV consolidates the Partnership for financial reporting purposes. The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of AVIV and those of the Partnership. AVIV’s stockholders’ equity is comprised of common stock, additional paid in capital and retained earnings (accumulated deficit). The Partnership’s capital is comprised of OP units that are owned by AVIV and the other partners. The OP units held by the limited partners (other than AVIV) in the Partnership are presented as part of partners’ capital in the Partnership’s consolidated financial statements and as “noncontrolling interests-operating partnership” in AVIV’s consolidated financial statements. There is no difference between the assets and liabilities of AVIV and the Partnership as of December 31, 2014. Net income is the same for AVIV and the Partnership.

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

	For the Years Ended December 31,
	2014	2013	2012
		(in thousands)
Medford, MA (1)	$—	$—	$—
Zion, IL	—	—	1,000
Bremerton, WA	—	—	150
Youngtown, AZ	—	—	1,635
Fall River, MA	—	—	141
Cincinnati, OH	—	—	90
West Chester, OH	—	—	3,414
Columbus, TX	—	—	1,422
Benton Harbor, MI	—	—	491
Omaha, NE	—	—	742
Searcy, AR	—	500	1,898
Cathlamet, WA	—	—	93
Methuen, MA	—	—	41
Willmar, MN	862	—	—
Jasper, TX	1,479	—	—

	$2,341	$500	$11,117

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

The Company determines the value of land based on third party appraisals. The fair value of in-place leases, if any, reflects: (i) above and below-market leases, if any, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to rental revenue over the remaining life of the associated lease plus any fixed rate renewal periods if applicable; (ii) the estimated value of the cost to obtain operators, including operator allowances, operator improvements, and leasing commissions, which is amortized over the remaining life of the associated lease; and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized over the remaining life of the associated lease. The Company also estimates the value of operator or other customer relationships acquired by considering the nature and extent of existing business relationships with the operator, growth prospects for developing new business with such operator, such operator’s credit quality, expectations of lease renewals with such operator, and the potential for significant, additional future leasing arrangements with such operator. The Company amortizes such value, if any, over the expected term of the associated arrangements or leases, which would include the remaining lives of the related leases. The amortization is included in the consolidated statements of operations and comprehensive income in rental income (above/below-market leases) or depreciation and amortization expense (in-place lease assets). Generally, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as they are either immaterial or do not exist.

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

Below is a summary of the components of rental income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Cash rental income	$172,493	$130,666	$112,068
Straight-line rental income, net	4,788	4,478	7,656
Rental income from intangible amortization , net	666	1,369	1,486

Total rental income	$177,947	$136,513	$121,210

During the years ended December 31, 2014, 2013, and 2012 straight-line rental income (loss) includes a write-off (expense) of straight-line rent receivable, net of approximately $1.5 million, $2.9 million, and $1.5 million, respectively, due to the early termination of leases and replacement of operators.

The Company’s reserve for uncollectible operator receivables is included as a component of reserve for uncollectible loan and other receivables in the consolidated statements of operations and comprehensive income. The amount incurred during the years ended December 31, 2014, 2013, and 2012 was $0.1 million, $0.1 million, and $10.3 million, respectively.

Lease Accounting

The Company, as lessor, makes a determination with respect to each of its leases whether they should be accounted for as operating leases or direct financing leases. The classification criteria is based on estimates regarding the fair value of the leased facilities, minimum lease payments, effective cost of funds, the economic life of the facilities, the existence of a bargain purchase option, and certain other terms in the lease agreements. Payments received under operating leases are accounted for in the statements of operations and comprehensive income as rental income for actual rent collected plus or minus a straight-line adjustment for minimum lease escalators. Assets subject to operating leases are reported as real estate investments in the consolidated balance sheets. For facilities leased as direct financing arrangements, an asset equal to the Company’s net initial investment is established on the balance sheet titled assets under direct financing leases. Payments received under the financing lease are bifurcated between interest income and principal amortization to achieve a consistent yield over the stated lease term using the interest method. Principal amortization (accretion) is reflected as an adjustment to the asset subject to a financing lease.

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

Loan Receivables

Loan receivables consist of mortgage loans, capital improvement loans and working capital loans to operators. Mortgage loans represent the financing provided by the Company to operators or owners that are secured by mortgages on real property. Capital improvement loans represent the financing provided by the Company to perform certain capital improvements and/or to acquire furniture, fixtures, and equipment while the operator is operating the facility. Working capital loans to operators represent financing provided by the Company to operators for working capital needs that are secured with non-mortgage collateral or that are unsecured. Loan receivables are carried at their principal amount outstanding. Management periodically evaluates outstanding loans and notes receivable for collectability on a loan-by-loan basis. When management identifies potential loan impairment indicators, such as nonpayment under the loan documents, impairment of the underlying collateral, financial difficulty of the operator, or other circumstances that may impair full execution of the loan documents, and management believes it is probable that all amounts will not be collected under the contractual terms of the loan, the loan is written down to the present value of the expected future cash flows. Loan impairment is monitored via a quantitative and qualitative analysis including credit quality indicators and it is reasonably possible that a change in estimate could occur in the near term. As of December 31, 2014 and 2013, respectively, loan receivable reserves amounted to approximately $3.4 million and $0 million, respectively. No other circumstances exist that would suggest that additional reserves are necessary at the balance sheet dates other than as disclosed in Footnote 5.

Stock-Based Compensation

The Company follows ASC 718—Stock Compensation (“ASC 718”) in accounting for its share-based payments. This guidance requires measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock awards. This cost is recognized as compensation expense ratably over the employee’s requisite service period. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized when incurred. Additionally, the Company must make estimates regarding employee forfeitures in determining compensation expense. Subsequent changes in actual experience are monitored and estimates are updated as information is available. The non-cash stock-based compensation expense incurred by the Company through December 31, 2014 is summarized in Footnote 15.

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

The Company’s interest rate swaps were valued using models developed by the respective counterparty that use as their basis readily observable market parameters and are classified within Level 2 of the valuation hierarchy. As of December 31, 2014, the Company has no outstanding swaps.

Cash and cash equivalents and derivative financial instruments are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value. Management estimates the fair value of its long-term debt using a discounted cash flow analysis based upon the Company’s current borrowing rate for debt with similar maturities and collateral securing the indebtedness. The Company had outstanding secured loans, unsecured notes payable, and a line of credit with a carrying value of approximately $1.2 billion and $686.4 million as of December 31, 2014 and 2013, respectively. The fair values of debt as of December 31, 2014 and 2013 were $1.2 billion and $705.8 million, respectively, based upon interest rates available to the Company on similar borrowings (Level 3). Management estimates the fair value of its loan receivables using a discounted cash flow analysis based upon the Company’s current interest rates for loan receivables with similar maturities and collateral securing the indebtedness. The Company had outstanding loan receivables with a carrying value of approximately $42.7 million and $41.7 million as of December 31, 2014 and 2013, respectively. The fair values of loan receivables as of December 31, 2014 and 2013 approximate their carrying value based upon interest rates available to the Company on similar borrowings.

Derivative Instruments

In the normal course of business, a variety of financial instrument are used to manage or hedge interest rate risk. The Company has implemented ASC 815, Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded as either an asset or liability measured at their fair value unless they qualify for a normal purchase or normal sales exception. When specific hedge accounting criteria are not met, ASC 815 requires that changes in a derivative’s fair value be recognized currently in earnings. Changes in the fair market values of the Company’s derivative instruments are recorded in the consolidated statements of operations and comprehensive income if the derivative does not qualify for or the Company does not elect to apply hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income within the consolidated statement of changes in equity, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income. All of the changes in the fair market values of our derivative instruments are recorded in the consolidated statements of operations and comprehensive income for our interest rate swaps that were terminated in September 2010. In November 2010, the Company entered into two interest rate swaps (which were settled at the IPO) and account for changes in fair value of such hedges through accumulated other comprehensive (loss) income in equity in our financial statements via hedge accounting. Derivative contracts are not entered into for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. Under certain circumstances, the Company may be required to replace a counterparty in the event that the counterparty does not maintain a specified credit rating. As of December 31, 2014 and 2013, the Company has no outstanding derivative instruments.

Income Taxes

For federal income tax purposes, the Company elected, with the filing of its initial Form 1120 REIT, U.S. Income Tax Return for U.S. Real Estate Investment Trusts, to be taxed as a Real Estate Investment Trust (REIT) effective as of September 2010. To qualify as a REIT, the Company must meet certain organizational, income, asset and distribution tests. The Company currently is in compliance with these requirements and intends to maintain REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not elect REIT status for four subsequent years. However, the Company may still be subject to federal excise tax. In addition, the Company may be subject to certain state and local income and franchise taxes. Historically, the Company and its predecessor have generally only incurred certain state and local income and franchise taxes, but these amounts were immaterial in each of the periods presented. Prior to September 2010, the Partnership was a limited partnership and the consolidated operating results were included in the income tax returns of the individual partners. No uncertain income tax positions exist as of December 31, 2014 and 2013, respectively.

Noncontrolling Interests—Operating Partnership / Partnership Units

Noncontrolling interests—operating partnership, as presented on AVIV’s consolidated balance sheets, represent OP units held by individuals and entities other than AVIV.

Noncontrolling interests—operating partnership, which can be settled by issuance of unregistered shares, are reported in the equity section of the consolidated balance sheets of AVIV. They are adjusted for income, losses and distributions allocated to OP units not held by AVIV. Adjustments to noncontrolling interests – operating partnership are recorded to reflect increases or decreases in the ownership of the Partnership by holders of OP units as a result of the redemptions of OP units for cash or in exchange for shares of AVIV’s common stock.

Prior to the IPO, the capital structure of our operating partnership consisted of six classes of partnership units, each of which had different capital accounts and each of which was entitled to different distributions. In connection with the IPO, each class of units of the Partnership was converted into an aggregate of 11,938,420 OP units held by limited partners of the Partnership. As of December 31, 2014, there were 10,272,374 of OP units outstanding.

Earnings Per Share of the REIT

Basic earnings per share is calculated by dividing the net income allocable to common shares for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income for the period by the weighted average number of common and dilutive securities outstanding during the period.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (ASC 205-20), the results of operations related to the actual or planned disposition of rental properties are reflected in the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented prior to the Company’s adoption of ASU No. 2014-08 on January 1, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU No. 2014-08). ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and is available for early adoption as of January 1, 2014. The Company adopted the provisions of ASU No. 2014-08 as of January 1, 2014 and incorporated the provisions of this update to its consolidated financial statements upon adoption. The adoption of ASU No. 2014-08 did not have a material impact on the Company’s financial condition or results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. This update provide guidance about management’s responsibilities to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. An entity’s management, in connection with the preparation of financial statements, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known or reasonably knowable at the date the financial statements are issued. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, the entity should disclose information that enables users of the financial statements to understand all of the following: (1) principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans); (2) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (3) management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern or management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for interim and annual reporting periods after December 15, 2016 and early application is permitted. The Company is currently assessing this guidance for future implementation.

3. Omega Merger

On October 31, 2014, AVIV announced that our Board of Directors had unanimously approved a definitive merger agreement with Omega Healthcare Investors, Inc. (NYSE: OHI) (Omega) pursuant to which Omega will acquire all of the outstanding shares of AVIV in a stock-for-stock merger. Under the terms of the agreement, AVIV shareholders will receive a fixed exchange ratio of 0.90 Omega shares for each share of AVIV common stock they own.

Completion of the transaction is subject to satisfaction of customary closing conditions, including the approval of stockholders of both companies. The transaction is currently expected to close in the first half of 2015.

On February 2, 2015, AVIV announced that it has set the date of its special meeting of stockholders to consider and vote on, among other things, a proposal to approve its previously announced merger with Omega. The special meeting will be held on Friday, March 27, 2015. AVIV stockholders of record as of the close of business on February 12, 2015 will be entitled to receive notice of and to participate at the special meeting.

Additional information about the proposed merger transaction and the special meeting of stockholders to consider and vote on, among other things, a proposal to approve the proposed merger transaction, is included in the preliminary joint proxy statement/prospectus filed by Omega with the Securities and Exchange Commission (the SEC) on January 5, 2015, as amended on February 17, 2015 and the definitive joint proxy statement/prospectus which was mailed to stockholders of record after the related registration statement was declared effective by the SEC.

4. Real Estate Assets

The Company had the following acquisitions during the years ended December 31, 2014, 2013 and 2012 as described below:

2014 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	SNF/ALF/ILF	MN	$40,000
January	SNF	TX	15,920
March	SNF	IA	13,500
March	SNF	KY	35,000
April	SNF	FL	6,000
April	SNF	TX	53,700
May	SNF	TX	3,600
May	SNF	CA	13,350
June	SNF	KY	6,000
July	SNF	MO	16,200
July	SNF	MA	32,000
July	SNF/ALF	MA	50,000
September	SNF/ALF	WA/ID	83,600
October	SNF	KY	4,600
October	SNF	TX	28,500
December	SNF/ALF/ILF/MOB	OH/MI/NC/IN/VA	305,000

			706,970
February	Land Held for Development	TX	2,110
July	Land Held for Development	MA	12,288
October	Land Held for Development	OH	1,250
December	Land Held for Development	OH	750

			$723,368

2013 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
April	Traumatic Brain Injury	CA	$779
April	Traumatic Brain Injury	CA	697
April	SNF	TX	2,400
April	Medical Office Building	IN	1,200
May	SNF	OH	14,350
June	SNF	OK	6,200
August	SNF	KY	9,000
September	SNF	TX	3,450
October	ALF	FL	13,000
October	SNF	OH/IN	35,900
November	SNF	OH	41,000
November	SNF	AR	1,162
December	Hospital	IN	9,300
December	SNF/ALF/Long-Term Acute Care	OH	35,600
December	SNF	TX	13,000
December	SNF	IL	7,000
December	SNF	TX	3,350

			197,388
May	Land Parcel in Development	CT	2,400

			$199,788

2012 Acquisitions

Month Acquired	Property Type	Location	Purchase Price (in thousands)
January	Land Parcel	OH	$275
March	SNF	NV	4,800
March	SNF	OH	2,500
March	SNF/ALF	IA/NE	16,200
April	SNF	TX	72,700
April	ALF	FL	4,936
May	Land Parcel	TX	60
May	ALF	WI	2,500
June	ALF	CT	16,000
July	LTAC	IN	8,400
August	SNF	ID	6,000
September	Traumatic Brain Injury	CA	1,162
September	SNF	KY	9,925
October	SNF	WI	7,600
November	SNF	TX	5,000
November	ALF	FL	14,100
December	Traumatic Brain Injury	CA	975
December	SNF	OH	7,600
December	SNF/ALF	OK	3,500

			184,233
December	Land Parcel in Development	TX	93

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

The following table illustrates the effect on total revenues and net income as if the Company had consummated the acquisitions as of January 1, 2013 (in thousands, unaudited):

	For the Year Ended December 31,
	2014	2013
Total revenues	$231,166	$212,541
Net income	77,881	68,362

For the year ended December 31, 2014, revenues attributable to the acquired assets were approximately $24.4 million and net income attributable to the acquired assets was approximately $12.6 million recognized in the consolidated statements of operations and comprehensive income.

Transaction-related costs are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. Related to the above business combinations, the Company incurred $4.8 million and $1.2 million of transaction costs for the year ended December 31, 2014 and 2013, respectively.

In accordance with ASC 805, the Company allocated the approximate net purchase price paid for these properties acquired as follows:

	2014	2013	2012
	(in thousands)
Land	$50,231	$21,066	$20,831
Buildings and improvements	614,193	163,634	148,307
Furniture, fixtures and equipment	42,039	12,688	15,188
Construction in progress and land held for development	16,398	2,400	—
Above market leases	122	—	—
Lease intangibles	385	—	—
Mortgages and other notes payable assumed	—	—	(11,460)

Borrowings and available cash	$723,368	$199,788	$172,866

For the business combinations in 2014, 2013 and 2012, other than the acquisition in December 2014 for a purchase price of $305.0 million, the Company’s purchase price allocation of the purchased business and subsequent leasing of the business to unrelated third party operators does not include an allocation to any intangible assets or intangible liabilities, as these amounts are either immaterial or do not exist.

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

Dispositions

For the year ended December 31, 2014, the Company disposed of eight properties for a total sales price of $2.4 million, and the Company recognized a net loss on sale of approximately $2.5 million. The total sales price and net gain are net of transaction costs incurred in relation to the closings at the time of disposition.

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

The following summarizes the Company’s construction in progress and land held for development at December 31 (in thousands):

	2014	2013	2012
Beginning Balance, January 1	$23,292	$4,576	$28,293
Additions	41,555	20,467	25,428
Sold	—	—	(8,038)
Placed in service	(41,697)	(1,751)	(41,107)

	$23,150	$23,292	$4,576

During 2014, 2013 and 2012 the Company capitalized expenditures for improvements related to various construction and reinvestment projects. In 2014, the Company placed into service eight completed investment projects at eight properties located in California, Connecticut, Pennsylvania, Texas and Indiana. In 2013, the Company placed into service one completed investment project at one property located in California. In 2012, the Company placed into service three additions and two remodels to three properties located in Washington and two development properties located in Connecticut. In accordance with ASC 835 Capitalization of Interest (ASC 835), the Company capitalizes interest based on the average cash balance of construction in progress for the period using the weighted-average interest rate on all outstanding debt, which approximated 5.1% for the year ended December 31, 2014. The balance of capitalized interest within construction in progress at December 31, 2014, 2013 and 2012 was $16,000, $0.8 million, and $0.1 million, respectively. The amount capitalized during the year ended December 31, 2014, 2013 and 2012, relative to interest incurred was $0.7 million, $0.8 million, and $1.1 million, respectively.

5. Loan Receivables

The following summarizes the Company’s loan receivables, net activity during the years ended December 31, 2014 and 2013 (in thousands):

	2014				2013
	Mortgage Loans	Capital Improvement Loans	Working Capital Loans	Total Loans	Mortgage Loans	Capital Improvement Loans	Working Capital Loans	Total Loans
Beginning balance	$28,316	$4,580	$8,790	$41,686	$16,690	$6,250	$9,699	$32,639
New loans issued	—	—	11,893	11,893	9,520	—	1,069	10,589
Existing loans funded	5,908	—	6,575	12,483	3,234	(83)	—	3,151
Reserve for uncollectible loans	—	—	(3,406)	(3,406)	—	—	—	—
Loan write offs	—	—	—	—	—	—	(11)	(11)
Loan amortization and repayments	(9,846)	(1,282)	(8,831)	(19,959)	(1,128)	(1,587)	(1,967)	(4,682)

	$24,378	$3,298	$15,021	$42,697	$28,316	$4,580	$8,790	$41,686

Interest income on loans and financing leases for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Mortgage loans	$1,816	$1,692	$1,104
Capital improvement loans	465	691	1,386
Working capital loans	730	561	704
Direct financing lease	1,472	1,456	1,439

	$4,483	$4,400	$4,633

The Company’s reserve on a loan-by-loan basis for uncollectible loan receivables balances at December 31, 2014 and 2013 was approximately $3.4 million and $0 million, respectively and any movement in the reserve is reflected in reserve for uncollectible loan and other receivables in the consolidated statements of operations and comprehensive income. The gross balance of loan receivables for which a reserve on a loan-by-loan basis for uncollectible loan receivables has been applied was approximately $3.4 million and $0 million, at December 31, 2014 and 2013, respectively.

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

6. Deferred Finance Costs

The following summarizes the Company’s deferred finance costs at December 31, 2014 and 2013 (in thousands):

	2014	2013
Gross amount	$27,902	$21,881
Accumulated amortization	(8,878)	(5,238)

Net	$19,024	$16,643

The estimated annual amortization of the deferred finance costs for each of the five succeeding years is as follows (in thousands):

2015	$4,412
2016	4,412
2017	4,412
2018	3,281
2019	1,301
Thereafter	1,206

Total	$19,024

During the year ended December 31, 2014, the Company wrote-off deferred financing costs of approximately $0.8 million with approximately $0.3 million of accumulated amortization associated with the pay downs of previous credit facilities for a net recognition as loss on extinguishment of debt of approximately $0.5 million.

During the year ended December 31, 2013, the Company wrote-off deferred financing costs of approximately $9.7 million with approximately $4.6 million of accumulated amortization associated with the pay downs of previous credit facilities for a net recognition as loss on extinguishment of debt of approximately $5.1 million.

7. Intangible Assets and Liabilities

The following summarizes the Company’s intangible assets and liabilities classified as part of other assets or other liabilities at December 31, 2014 and 2013, respectively (in thousands):

	Assets
	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Above market leases	$5,634	$(2,926)	$2,708	$6,437	$(3,452)	$2,985
In-place lease assets	1,037	(208)	829	652	(130)	522
Operator relationship	212	(51)	161	212	(34)	178

	$6,883	$(3,185)	$3,698	$7,301	$(3,616)	$3,685

	Liabilities
	2014			2013
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Below market leases	$12,933	$(6,435)	$6,498	$17,623	$(10,059)	$7,564

Amortization expense for in-place lease assets and operator relationship was $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012 and is included as a component of depreciation and amortization in the consolidated statements of operations and comprehensive income. Amortization expense for the above market leases intangible asset for the years ended December 31, 2014, 2013, and 2012 was approximately $0.4 million, $0.5 million, $0.6 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income. Accretion for the below market leases intangible liability for the years ended December 31, 2014, 2013, and 2012 was approximately $1.1 million, $1.9 million, $2.0 million, respectively, and is included as a component of rental income in the consolidated statements of operations and comprehensive income.

For the year ended December 31, 2014, the Company wrote-off above market leases intangible assets of approximately $0.9 million with accumulated amortization of approximately $0.9 million, and below market leases intangible liabilities of approximately $4.7 million with accumulated accretion of approximately $4.7 million, for a net recognition of $0 in rental income from intangible amortization. These write-offs were the result of fully amortized assets and fully accreted liabilities.

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

The estimated annual amortization expense of the identified intangibles for each of the five succeeding years and thereafter is as follows:

Year ending December 31,	Assets	Liabilities
2015	$695	$891
2016	407	868
2017	341	726
2018	341	721
2019	341	721
Thereafter	1,573	2,571

	$3,698	$6,498

8. Leases

As of December 31, 2014, the Company’s portfolio of investments consisted of 346 healthcare facilities, located in 30 states and operated by 37 third party operators. At December 31, 2014, approximately 53.8% (measured as a percentage of total assets) were leased by five private operators: Laurel (15.6%), Maplewood (11.5%), Saber (9.3%), EmpRes (9.1%), and Fundamental (8.3%). No other operator represents more than 7.7% of our total assets. The five states in which the Company had its highest concentration of total assets were Ohio (15.5%), Texas (15.2%), California (8.8%), Michigan (6.3%), and Connecticut (5.8%), at December 31, 2014.

For the year ended December 31, 2014, the Company’s rental income from operations totaled approximately $177.9 million, of which approximately $22.7 million was from Daybreak Healthcare (12.8%), $21.8 million from Saber Health Group (12.3%), and $14.9 million from EmpRes (8.4%). No other operator generated more than 8.0% of the Company’s rental income from operations for the year ended December 31, 2014.

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

At December 31, 2014, future minimum annual rentals to be received under the noncancelable lease terms are as follows (in thousands):

2015	$220,134
2016	222,386
2017	222,473
2018	215,592
2019	204,341
Thereafter	976,513

$2,061,439

9. Debt

The Company’s secured loans, unsecured notes payable and line of credit consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
HUD loan (interest rate of 5.00% on December 31, 2014 and 2013), inclusive of a $2.3 and $2.4 million premium balance at December 31, 2014 and 2013, respectively)	$13,418	$13,654
2019 Notes (interest rate of 7.75% on December 31, 2014 and 2013), inclusive of $2.3 and $2.8 million net premium balance, respectively	402,292	402,752
2021 Notes (interest rate of 6.00% on December 31, 2014 and 2013)	250,000	250,000
Credit Facility (interest rate of 1.96% on December 31, 2014)	355,000	—
Revolving Credit Facility (interest rate of 2.52% on December 31, 2013)	—	20,000
Term Loan (interest rate of 4.00% on December 31, 2014)	180,000	—

Total	$1,200,710	$686,406

In conjunction with the IPO on March 26, 2013, the Company under Aviv Financing I repaid the outstanding balance of a term loan and an acquisition credit line and under Aviv Financing V repaid the outstanding balance of a 2016 revolver in the amounts of $191.2 million, $18.9 million, and $94.4 million, respectively. The Company paid $2.2 million in prepayment penalties which is included in loss on extinguishment of debt on the consolidated statements of operations and comprehensive income for the year ended December 31, 2013.

2019 Notes

On February 4, 2011, April 5, 2011, and March 28, 2012 Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation (the Issuers) issued $200 million, $100 million and $100 million of 7 3/4% Senior Notes due in 2019 (the 2019 Notes), respectively. The REIT is a guarantor of the Issuers’ 2019 Notes. The 2019 Notes are unsecured senior obligations of the Issuers and will mature on February 15, 2019, and bear interest at a rate of 7.75% per annum, payable semiannually to holders of record at the close of business on the February 1 or the August 1 immediately preceding the interest payment date on February 15 and August 15 of each year, commencing August 15, 2011. A premium of approximately $2.75 million and $1.0 million was associated with the offering of the $100 million of 2019 Notes on April 5, 2011 and the $100 million of 2019 Notes on March 28, 2012, respectively. The premium will be amortized as an adjustment to the yield on the 2019 Notes over their term. The Company used the proceeds, amongst other things, to pay down the outstanding balance of previous credit facilities during 2012.

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

On May 14, 2014, the Company terminated the Revolving Credit Facility and, through the Partnership, entered into a new $600 million unsecured revolving credit facility (the Credit Facility). The Credit Facility has an interest rate that ranges from 170 to 225 basis points over LIBOR depending on the Company’s consolidated leverage and a maturity date of May 14, 2018. The Credit Facility can be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions, and contains an accordion feature increasing the borrowing capacity to $800 million. As of December 31, 2014, the Credit Facility had a balance of $355.0 million.

Term Loan

On December 17, 2014, the Company, through Aviv Financing VI, entered into a $180 million secured term loan (Term Loan) with General Electric Capital Corporation. On each payment date, the Company pays interest only in arrears on any outstanding principal balance until February 1, 2017 when principal and interest will be paid in arrears based on a thirty year amortization schedule. The interest rate is based on LIBOR, with a floor of 50 basis points, plus a margin of 350 basis points. The interest rate at December 31, 2014 was 4.00%. The initial term expires in December 2019 with the full balance of the loan due at that time.

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

Future annual maturities of all debt obligations for five fiscal years subsequent to December 31, 2014 and thereafter, are as follows (in thousands):

2015	$165
2016	174
2017	2,204
2018	357,527
2019	575,846
Thereafter	260,165

1,196,081
Debt premiums	4,629

$1,200,710

10. Related Party Receivables and Payables

Related party receivables and payables represent amounts due from/to various affiliates of the Company. An officer of the Company funded approximately $2.0 million at December 31, 2012 in connection with the distribution settlement (see Footnote 12). There are no related party receivables or payables as of December 31, 2014 and 2013.

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

The derivative positions were valued using models developed by the respective counterparty that used as their basis readily observable market parameters (such as forward yield curves) and were classified within Level 2 of the valuation hierarchy. The Company considered its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. As of December 31, 2014 and 2013, there are no derivative instruments outstanding.

12. Commitments and Contingencies

The Company has contractual arrangements with three operators in six of its facilities to reimburse any liabilities, obligations or claims of any kind or nature resulting from the actions of the former operators in such facilities. The Company is obligated to reimburse the fees to the operator if and when the operator incurs such expenses associated with certain Indemnified Events, as defined therein. The total possible obligation for these fees is estimated to be $2.7 million, of which approximately $2.2 million has been paid to date. The remaining $0.5 million is accrued as of December 31, 2014 as a component of other liabilities in the consolidated balance sheets.

The Company has purchase options with one of its tenants that are not exercisable by the tenant until January 1, 2017 for five properties, January 1, 2019 for four properties, and January 1, 2022 for five properties. If the 2017 option is not exercised, the tenant loses the right to exercise the 2019 option and the 2022 option. If the 2017 option is exercised, but the 2019 option is not exercised, the tenant loses the right to exercise the 2022 option. The purchase options call for the purchase price, as defined, to be determined at a future date. In addition, the Company has purchase options with four tenants on five properties that are exercisable by the applicable tenant at various times during the terms of the respective leases. Two of these options are exercisable at a predetermined purchase price and the remaining three call for a purchase price to be determined at a future date.

As of the date of this filing, four putative class actions have been filed by purported stockholders of AVIV against AVIV, its directors, Omega and Omega’s merger sub challenging the merger of AVIV and Omega in the Circuit Court of Maryland, Baltimore County. The class actions were filed on November 10, 2014, November 17, 2014, November 24, 2014, and December 2, 2014. Each plaintiff filed an amended complaint on January 22, 2015. The lawsuits seek injunctive relief preventing the parties from consummating the merger, rescission of the transactions contemplated by the merger agreement, imposition of a constructive trust in favor of the class upon any benefits improperly received by the defendants, compensatory damages, and litigation costs including attorneys’ fees. The four lawsuits were consolidated on January 28, 2015 under the title In Re Aviv REIT Inc. Stockholder Litigation, Case No. 24-C-14-006352.

In addition, AVIV’s Board of Directors has received a stockholder litigation demand letter dated November 17, 2014, from a law firm representing Gary Danley, who is the named plaintiff in the putative class action filed on November 24, 2014 in Circuit Court of Maryland, Baltimore County. The letter alleges that the directors of AVIV violated fiduciary duties to AVIV, and demands that the AVIV Board of Directors take action to ensure that the consideration provided in the merger is fair to AVIV and its stockholders and otherwise seek appropriate remedies for AVIV.

The Company’s management believes that these actions have no merit and intends to defend vigorously against them.

The Company is involved in various unresolved legal actions and proceedings, which arise in the normal course of our business. Although the outcome of a particular proceeding can never be predicted, we do not believe that the result of any of these other matters will have a material adverse effect on our business, operating results, liquidity or financial position.

13. Noncontrolling Interests – Operating Partnership / Partnership Units

Noncontrolling interests – operating partnership, as presented on AVIV’s consolidated balance sheets, represent the OP units held by individuals and entities other than AVIV. Accordingly, the following discussion related to noncontrolling interests – operating partnership of the REIT refers equally to OP units of the Partnership.

Holders of OP units are entitled to receive distributions in a per unit amount equal to the per share dividends made with respect to each share of AVIV’s common stock, if and when AVIV’s Board of Directors declares such a dividend. Holders of OP units have the right to tender their units for redemption, in an amount equal to the fair market value of AVIV’s common stock. AVIV may elect to redeem tendered OP units for cash or for shares of AVIV’s common stock. During the year ended December 31, 2014, OP unitholders redeemed a total of 1,343,908 OP units in exchange for an equal number of shares of common stock of AVIV.

14. Stockholders’ Equity of the REIT and Partners’ Capital of the Partnership

Distributions accrued are summarized as follows for the years ended December 31 (in thousands):

	Class A	Class B	Class C	Class D	Class F	Limited Partner OP Units	REIT Shares
2014	$—	$—	$—	$—	$—	$16,072	$65,089
2013	$2,797	$97	$146	$—	$554	$13,064	$60,276
2012	$9,002	$1,879	$2,541	$—	$2,215	$—	$27,955

In connection with the IPO, Class A through F Units were converted into OP units and are no longer outstanding as of December 31, 2014. The weighted-average Units outstanding are summarized as follows for the years ended December 31:

	Class A	Class B	Class C	Class D	Class F	Limited Partner OP Units	REIT Shares
2014	—	—	—	—	—	11,328,049	44,629,901
2013	3,136,203	1,053,335	—	1,875	625,251	9,091,974	33,700,834
2012	13,467,223	4,523,145	2	8,050	2,684,900	—	20,006,538

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

During the years ended December 31, 2014, 2013 and 2012:

•	AVIV issued an aggregate of 16,618, 70,500, and 0 shares of common stock in connection with the Company’s annual grant of unrestricted and restricted stock to its Board of Directors, respectively;

•

AVIV reserved for issuance an aggregate of 164,973, 226,585, and 0 shares of common stock in connection with the Company’s annual grant of restricted stock to employees, the hiring of new employees and grants and retainers for its Board of Directors, respectively. During the year ended December 31, 2014, 143,388 shares reserved for restricted stock were vested. This includes a vesting of 200% of the performance based awards and 9,947 dividend equivalents earned on these awards along with 26,724 (including dividend equivalents earned on the awards) shares reserved for restricted stock were forfeited;

•	AVIV issued 15,180,000 shares in connection with the IPO on March 26, 2013 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $282.3 million;

•	AVIV also issued 9,200,000 shares in connection with a public offering on April 10, 2014 that resulted in proceeds to the Company, net of underwriting discounts, commissions, advisory fees and other offering costs of $211.3 million;

•	OP unitholders redeemed a total of 1,343,908, 322,137, and 0 OP units in exchange for an equal number of shares of AVIV’s common stock, respectively; and.

•	AVIV issued 174,467, 0 and 0 shares of common stock in connection with an option exercise, respectively.

For the year ended December 31, 2014, AVIV declared and paid the following cash dividends totaling $1.44 per share on its common stock, of which the Partnership paid equivalent distributions on OP units:

Record Date	Payment Date	Cash Dividend	Ordinary Taxable Dividend (unaudited)	Nontaxable Return of Capital Distributions (unaudited)
3/28/2014	4/11/2014	$0.36	$0.235	$0.125
6/27/2014	7/11/2014	0.36	0.235	0.125
9/26/2014	10/10/2014	0.36	0.235	0.125
12/12/2014	12/19/2014	0.36	0.235	0.125

		$1.44	$0.94	$0.50

15. Equity Compensation Plan

Prior to September 2010, the Partnership had established an officer incentive program linked to its future value. Awards vest annually over a five-year period assuming continuing employment by the recipient. The awards settled on December 31, 2012 in Class C Units or, at the Company’s discretion, cash. For accounting purposes, expense recognition under the program commenced in 2008, and the related expense for the years ended December 31, 2014, 2013 and 2012 was $0, $0 and $0.4 million, respectively.

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

Some of these RSUs are subject to time vesting and some are subject to performance vesting. The time-based equity RSUs vest over a period of three years, subject to the employee’s continued employment with the Company. The performance-based RSUs vest on the basis of Total Shareholder Return (TSR) on the Company’s stock compared to the TSR of its peer companies, as defined. The performance based RSUs are based on the companies comprising the NAREIT Equity Index and the companies comprising the Bloomberg Healthcare REIT Index for the performance periods, as defined. The RSUs carry dividend equivalent rights and are subject to the same vesting terms as the underlying RSUs.

During 2014, the Company issued 16,618 common shares all of which were issued, vested, and are unrestricted. Additionally, the Company granted 164,973 RSUs. In addition, 143,388 shares vested and 26,724 were subsequently forfeited prior to the year ended December 31, 2014. The restricted shares that vested satisfied the performance metric stated and were vested at 200% of the targeted award granted in 2013. Both vested restricted stock and forfeited restricted stock included dividend equivalents earned on these awards

During 2013, the Company issued 70,500 RSAs, of which 23,250 shares were issued, vested, and are unrestricted and 47,250 shares were issued and are subject to a vesting period. Additionally, the Company issued 226,585 RSUs, of which 17,470 were subsequently forfeited prior to the year ended December 31, 2013. Some of these RSUs are subject to time vesting and some are subject to performance vesting.

For the years ended December 31, 2014 and 2013, the Company recognized total non-cash stock-based compensation expense related to the LTIP of $4.9 million and $1.9 million, respectively.

Restricted stock awards vest over specified periods of time as long as the employee remains with the Company. The following table sets forth the number of unvested shares of restricted stock and the weighted average fair value of these shares at the date of grant:

	2014		2013
	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant (2)	Shares of Restricted Stock	Weighted Average Fair Value at Date of Grant (2)
Unvested balance at January 1	256,092	$29.93	—	$—
Granted	221,583	$28.00	273,923	$30.47
Vested (1)	(143,388)	$35.67	—	$—
Forfeited	(26,724)	$30.53	(17,831)	$39.14

Unvested balance at December 31	307,563	$25.73	256,092	$29.93

(1)	Includes 47,068 shares which were used to settle minimum employee withholding tax obligations for multiple employees of approximately $1.5 million in 2014. A net of 96,320 shares of common stock were delivered in the year ended December 31, 2014.
(2)	The grant date fair value for the time-based awards was based on the market price of the Company’s common stock on the date of grant. The grant date fair value for the performance-based awards was based on a Monte Carlo simulation model.

As of December 31, 2014, total unearned compensation on restricted stock was $5.6 million, and the weighted average vesting period was 1.66 years.

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

In connection with the IPO, the holders of option awards under the MIP received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in the REIT, equal to the number of options held by such persons immediately prior to the consummation of the IPO. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of the IPO in respect of its shares of common stock. The distribution amount will be paid by LG Aviv L.P. ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any unit payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to the Company stockholders and (ii) three business days following the holder’s termination of employment with the Company. For the year ended December 31, 2014, $5.6 million was paid by LG Aviv L.P. to the holders of such units.

The following table represents the time and performance-based option awards activity for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Outstanding at January 1	5,870,138	1,956,805	1,417,228
Granted	—	—	701,550
Awards vested at IPO	—	3,913,333	—
Exercised	(174,467)	—	—
Cancelled/Forfeited	—	—	(161,973)

Outstanding at December 31	5,695,671	5,870,138	1,956,805

Options exercisable at end of period	5,695,671	—	—
Weighted average fair value of options granted	$2.20	$2.20	$2.20

The following table represents the time and performance based option awards outstanding cumulatively life-to-date for the years ended December 31, 2014, 2013, and 2012 as well as other MIP data:

	2014	2013	2012
Range of exercise prices	$16.56 - $18.87	$16.56 - $18.87	$16.56 - $18.87
Outstanding	5,695,671	5,870,138	1,956,805
Remaining contractual life (years)	6.27	7.06	8.06
Weighted average exercise price	$17.44	$17.47	$17.42

The Company has used the Black-Scholes option pricing model to estimate the grant date fair value of the options. In connection with the IPO, all options outstanding under the MIP became fully-vested and the plan was retired. There were no options awarded in 2013 or 2014. The following table includes the assumptions that were made in estimating the grant date fair value for options awarded in 2012.

2012 Grants
Weighted average dividend yield	7.54%
Weighted average risk-free interest rate	1.31%
Weighted average expected life	7 years
Weighted average estimated volatility	38.24%
Weighted average exercise price	$18.78
Weighted average fair value of options granted (per option)	$2.88

The Company recorded non-cash compensation expenses of approximately $0, $9.0 million, and $1.3 million for the years ended December 31, 2014, 2013 and 2012, related to the time and performance based stock options accounted for as equity awards, as a component of general and administrative expenses in the consolidated statements of operations and comprehensive income, respectively.

At December 31, 2014, the total compensation cost related to outstanding, non-vested time based equity option awards that are expected to be recognized as compensation cost in the future aggregates to $0.

Dividend equivalent rights associated with the Plan that became payable upon vesting amounted to $0, $15.4 million and $2.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

16. Earnings Per Common Share of the REIT

The following table shows the amounts used in computing the basic and diluted earnings per common share (in thousands except for share and per share amounts).

	For the Year Ended December 31,
	2014	2013	2012
Numerator for earnings per share—basic:
Income from continuing operations	$44,874	$23,071	$4,007
Income from continuing operations allocable to noncontrolling interests	(9,082)	(6,010)	(1,611)

Income from continuing operations allocable to common stockholders, net of noncontrolling interests	35,792	17,061	2,396
Discontinued operations, net of noncontrolling interests	—	—	2,742

Numerator for earnings per share—basic	$35,792	$17,061	$5,138

Numerator for earnings per share—diluted:
Numerator for earnings per share—basic	$35,792	$17,061	$2,396
Income from continuing operations allocable to noncontrolling interests—OP Units	9,082	4,610	—

Subtotal	44,874	21,671	2,396
Discontinued operations, net of noncontrolling interests	—	—	2,742

Numerator for earnings per share—diluted	$44,874	$21,671	$5,138

Denominator for earnings per share—basic and diluted:
Denominator for earnings per share—basic	44,629,901	33,700,834	20,006,538
Effect of dilutive securities:
Noncontrolling interests—OP Units	11,328,049	9,091,974	—
Stock options	2,136,040	1,518,813	129,151
Restricted stock units	72,934	12,568	—

Denominator for earnings per share—diluted	58,166,924	44,324,189	20,135,689

Basic earnings per share
Income from continuing operations allocable to common stockholders	$0.80	$0.51	$0.12
Discontinued operations, net of noncontrolling interests	—	—	0.14

Net income allocable to common stockholders	$0.80	$0.51	$0.26

Diluted earnings per share
Income from continuing operations allocable to common stockholders	$0.77	$0.49	$0.12
Discontinued operations, net of noncontrolling interests	—	—	0.14

Net income allocable to common stockholders	$0.77	$0.49	$0.26

17. Earnings Per Unit of the Partnership

The following table shows the amounts used in computing the basic and diluted earnings per unit (in thousands except for unit and per unit amounts).

	For the Year Ended December 31,
	2014	2013	2012
Numerator for earnings per unit—basic:
Income from continuing operations	$44,874	$23,071	$4,007
Income from continuing operations allocable to limited partners	—	(1,400)	(1,611)

Income from continuing operations allocable to units	44,874	21,671	2,396
Discontinued operations	—	—	2,742

Numerator for earnings per unit—basic:	$44,874	$21,671	$5,138

Numerator for earnings per unit—diluted:
Income from continuing operations allocable to units	$44,874	$21,671	$2,396
Discontinued operations	—	—	2,742

Numerator for earnings per unit—diluted	$44,874	$21,671	$5,138

Denominator for earnings per unit—basic and diluted:
Denominator for basic earnings per unit—basic	55,957,950	42,792,808	20,006,538
Effective dilutive securities:
Stock options	2,136,040	1,518,813	129,151
Restricted stock units	72,934	12,568	—

Denominator for earnings per unit—diluted	58,166,924	44,324,189	20,135,689

Basic earnings per unit:
Income from continuing operations allocable to units	$0.80	$0.51	$0.12
Discontinued operations	—	—	0.14

Net income allocable to units	$0.80	$0.51	$0.26

Diluted earnings per unit:
Income from continuing operations allocable to units	$0.77	$0.49	$0.12
Discontinued operations	—	—	0.14

Net income allocable to units	$0.77	$0.49	$0.26

18. Discontinued Operations

Prior to the Company adopting ASU No. 2014-08, ASC 205-20, required that the operations and associated gains and/or losses from the sale or planned disposition of components of an entity, as defined, be reclassified and presented as discontinued operations in the Company’s consolidated financial statements for all periods presented. In April 2012, the Company sold three properties in Arkansas and one property in Massachusetts to unrelated third parties. All other sales were immaterial to the consolidated financial statements. Below is a summary of the components of the discontinued operations for the respective periods:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total revenues	$—	$—	$270
Expenses:
Interest expense incurred	—	—	(27)
Amortization of deferred financing costs	—	—	(2)
Depreciation and amortization	—	—	(34)
Gain on sale of assets, net	—	—	4,425
Loss on extinguishment of debt	—	—	(13)
Other expenses	—	—	(33)

Total gains (expenses)	—	—	4,316

Discontinued operations	—	—	4,586
Discontinued operations allocation to noncontrolling interests	—	—	1,844

Discontinued operations allocation to controlling interests	$—	$—	$2,742

19. Quarterly Results of Operations (Unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands) including the effects of discontinued operations. The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding and weighted-average of noncontrolling interest allocation.

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$41,876	$43,190	$47,371	$51,605
Net income	$11,457	$8,460	$12,035	$12,922
Net income allocable to stockholders	$8,773	$6,761	$9,691	$10,524
Earnings per common share allocable to stockholders
Basic	$0.23	$0.15	$0.21	$0.22
Diluted	$0.22	$0.14	$0.20	$0.21

	Year Ended December 31, 2013
	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter
Total revenues	$34,700	$35,033	$32,873	$38,461
Net income	$(11,440)	$13,405	$10,067	$11,039
Net income allocable to stockholders	$(7,477)	$10,147	$7,621	$6,770
Earnings per common share allocable to stockholders
Basic	$(0.33)	$0.27	$0.20	$0.22
Diluted	$(0.33)	$0.26	$0.20	$0.22

(1)	The results include $11.0 million loss on extinguishment of debt and $9.9 million of non-cash stock-based compensation as a result of the IPO in the first quarter.
(2)	The results include $2.9 million of straight-line rent receivable write-offs due to early termination of leases and replacement of operators in the third quarter.

20. Subsequent Events

On January 30, 2015, the Company paid in full the HUD loan, as described in Footnote 9.

On February 1, 2015, the Company acquired one property in Washington for a purchase price of $4.3 million from an unrelated third party.

21. Condensed Consolidating Information

AVIV and certain of the Partnership’s direct and indirect wholly owned subsidiaries (the Subsidiary Guarantors) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Issuer’s 2019 Notes and 2021 Notes issued in February 2011, April 2011, March 2012 and October 2013. The 2019 Notes and 2021 Notes were issued by the Partnership and Aviv Healthcare Capital Corporation. Separate financial statements of the guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the respective guarantor and non-guarantor subsidiaries. Other wholly owned subsidiaries (Non-Guarantor Subsidiaries) that were not included among the Subsidiary Guarantors were not obligated with respect to the 2019 Notes and 2021 Notes. The properties held by the Non-Guarantor Subsidiaries are subject to mortgages. The following summarizes the Partnership’s condensed consolidating information as of December 31, 2014, and 2013 and for the years ended December 31, 2014, 2013, and 2012.

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2014

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net rental properties	$47	$1,559,950	$322,450	$—	$1,882,447
Cash and cash equivalents	6,678	2,132	1,226	—	10,036
Deferred financing costs, net	16,664	—	2,360	—	19,024
Other	23,823	77,394	7,706	—	108,923
Investment in and due from related parties, net	1,728,309	—	—	(1,728,309)	—

Total assets	$1,775,521	$1,639,476	$333,742	$(1,728,309)	$2,020,430

Liabilities and partners’ capital
Secured loan	$—	$—	$193,418	$—	$193,418
Unsecured notes payable	652,292	—	—	—	652,292
Line of credit	355,000	—	—	—	355,000
Accrued Interest Payable	15,080	—	46	—	15,126
Dividends	—	—	—	—	—
Accounts payable and accrued expenses	1,790	16,505	287	—	18,582
Tenant security and escrow deposits	55	25,839	365	—	26,259
Other liabilities	1,356	8,449	—	—	9,805

Total liabilities	1,025,573	50,793	194,116	—	1,270,482
Total partners’ capital	749,948	1,588,683	139,626	(1,728,309)	749,948

Total liabilities and partners’ capital	$1,775,521	$1,639,476	$333,742	$(1,728,309)	$2,020,430

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2013

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Net rental properties	$55	$1,148,057	$15,376	$—	$1,163,488
Cash and cash equivalents	50,709	(714)	769	—	50,764
Deferred financing costs, net	12,681	3,948	14	—	16,643
Other	25,260	71,372	2,906	—	99,538
Investment in and due from related parties, net	1,168,729	—	—	(1,168,729)	—

Total assets	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

Liabilities and partners’ capital
Secured loan	$—	$—	$13,654	$—	$13,654
Unsecured notes payable	652,752	—	—	—	652,752
Line of credit	—	20,000	—	—	20,000
Accrued Interest Payable	14,750	487	47	—	15,284
Dividends	17,694	—	—	—	17,694
Accounts payable and accrued expenses	2,082	8,473		—	10,555
Tenant security and escrow deposits	765	20,572	249	—	21,586
Other liabilities	946	9,517	—	—	10,463

Total liabilities	688,989	59,049	13,950	—	761,988
Total partners’ capital	568,445	1,163,614	5,115	(1,168,729)	568,445

Total liabilities and partners’ capital	$1,257,434	$1,222,663	$19,065	$(1,168,729)	$1,330,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2014

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$175,286	$2,661	$—	$177,947
Interest on loans and financing lease	1,095	3,376	12	—	4,483
Interest and other income	483	1,127	2	—	1,612

Total revenues	1,578	179,789	2,675	—	184,042
Expenses
Interest Expense	47,655	1,167	858	—	49,680
Amortization of deferred financing costs	3,266	656	20	—	3,942
Depreciation and amortization	8	43,587	428	—	44,023
General and administrative	8,840	15,102	97	—	24,039
Transaction costs	1,919	4,055	2,627	—	8,601
Loss on impairment	—	2,341	—	—	2,341
Reserve for uncollectible loan receivables and other receivables	3,406	117	—	—	3,523
Loss on sale of assets, net	—	2,518	—	—	2,518
Loss on extinguishment of debt	—	501	—	—	501

Total expenses	65,094	70,044	4,030	—	139,168

Net (loss) income	(63,516)	109,745	(1,355)	—	44,874
Equity in income (loss) of subsidiaries	108,390	—	—	(108,390)	—

Net income (loss) allocable to units	$44,874	$109,745	$(1,355)	$(108,390)	$44,874

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2013

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$133,395	$3,118	$—	$136,513
Interest on loans and financing lease	1,104	3,296	—	—	4,400
Interest and other income	5	149	—	—	154

Total revenues	1,109	136,840	3,118	—	141,067
Expenses
Interest Expense	33,390	6,787	608	—	40,785
Amortization of deferred financing costs	1,592	1,867	—	—	3,459
Depreciation and amortization	6	32,607	613	—	33,226
General and administrative	15,662	11,138	86	—	26,886
Transaction costs	832	2,266	16	—	3,114
Loss on impairment	—	500	—	—	500
Reserve for uncollectible loan receivables and other receivables	(10)	89	(11)	—	68
Loss (gain)on sale of assets, net	—	375	(1,391)	—	(1,016)
Loss on extinguishment of debt	—	10,974	—	—	10,974
Other expenses	—	—	—	—	—

Total expenses	51,472	66,603	(79)	—	117,996

Net (loss) income	(50,363)	70,237	3,197	—	23,071
Equity in income (loss) of subsidiaries	73,434	—	—	(73,434)	—

Net income (loss) allocable to units	$23,071	$70,237	$3,197	$(73,434)	$23,071

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the Year Ended December 31, 2012

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues
Rental income	$—	$118,111	$3,099	$—	$121,210
Interest on loans and financing lease	1,490	3,143	—	—	4,633
Interest and other income	4	1,125	—	—	1,129

Total revenues	1,494	122,379	3,099	—	126,972
Expenses
Interest expense incurred	28,734	18,439	267	—	47,440
Amortization of deferred financing costs	1,375	2,168	—	—	3,543
Depreciation and amortization	—	26,099	793	—	26,892
General and administrative	6,434	9,475	46	—	15,955
Transaction costs	4,171	2,970	118	—	7,259
Loss on impairment	—	7,156	3,961	—	11,117
Reserve for uncollectible loan receivables and other receivables	6,532	3,407	392	—	10,331
Loss on extinguishment of debt	—	28	—	—	28
Other expenses	—	400	—	—	400

Total expenses	47,246	70,142	5,577	—	122,965

(Loss) income from continuing operations	(45,752)	52,237	(2,478)	—	4,007
Discontinued operations	—	(392)	4,978	—	4,586

Net (loss) income	(45,752)	51,845	2,500	—	8,593

Equity in income (loss) of subsidiaries	54,345	—	—	(54,345)	—

Net income (loss) allocable to units	$8,593	$51,845	$2,500	$(54,345)	$8,593

Unrealized loss on derivative instruments	—	(476)	—	—	(476)

Total comprehensive income allocable to units	$8,593	$51,369	$2,500	$(54,345)	$8,117

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(375,474)	$345,533	$134,783	$—	$104,842
Investing activities				—
Purchase of real estate investments	—	(401,970)	(305,000)	—	(706,970)
Sale of real estate investments	—	2,277	—	—	2,277
Capital improvements	—	(14,311)	(686)	—	(14,997)
Development Projects	—	(40,771)	(2,312)	—	(43,083)
Loan receivables received from others	5,700	6,914	7,028	—	19,642
Loan receivables funded to others	(7,636)	(5,907)	(10,833)	—	(24,376)

Net used in investing activities	(1,936)	(453,768)	(311,803)	—	(767,507)
Financing activities
Borrowings of debt	390,000	98,000	180,000	—	668,000
Repayment of debt	(35,000)	(118,000)	(157)	—	(153,157)
Payment of financing costs	(9,121)	4,507	(2,366)	—	(6,980)
Capital contributions	60	—	—	—	60
Proceeds of issuance of common stock	221,720	—	—	—	221,720
Cost of raising capital	(137,132)	126,574	—	—	(10,558)
Shares issued for settlement of vested stock and exercised unit options, net	1,707	—	—	—	1,707
Cash distributions to partners	(98,855)	—	—	—	(98,855)

Net cash provided by (used in) financing activities	333,379	111,081	177,477	—	621,937

Net (decrease) increase in cash and cash equivalents	(44,031)	2,846	457	—	(40,728)
Cash and cash equivalents:
Beginning of period	50,709	(714)	769	—	50,764

End of period	$6,678	$2,132	$1,226	$—	$10,036

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(59,358)	$142,398	$(13,345)	$—	$69,695
Investing activities
Purchase of real estate investments	—	(197,388)	—	—	(197,389)
Sale of real estate investments	—	1,772	13,777	—	15,549
Capital improvements	(8)	(11,957)	(38)	—	(12,003)
Development Projects	—	(18,738)	—	—	(18,738)
Loan receivables received from others	2,446	1,640		—	4,087
Loan receivables funded to others	(7,739)	(2,668)		—	(10,407)

Net used in investing activities	(5,301)	(227,339)	13,739	—	(218,901)
Financing activities
Borrowings of debt	250,000	220,000	—	—	470,000
Repayment of debt	—	(488,091)	(150)	—	(488,241)
Payment of financing costs	(5,145)	(5,302)	(1)	—	(10,448)
Capital contributions	575	—	—	—	575
Proceeds of issuance of common stock	303,600	—	—	—	303,600
Cost of raising capital	(385,310)	359,481	—	—	(25,829)
Cash distributions to partners	(65,221)	—	—	—	(65,221)

Net cash provided by (used in) financing activities	98,499	86,088	(151)	—	184,436

Net (decrease) increase in cash and cash equivalents	33,840	1,147	243	—	35,230
Cash and cash equivalents:
Beginning of period	16,869	(1,861)	526	—	15,534

End of period	$50,709	$(714)	$769	$—	$50,764

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)

	Issuers	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(152,298)	$209,394	$(13,305)	$—	$43,791
Investing activities
Purchase of real estate	—	(168,233)	(4,540)	—	(172,773)
Proceeds from sales of real estate	—	8,556	23,377	—	31,933
Capital improvements	(54)	(13,358)	(146)	—	(13,558)
Development Projects	—	(26,982)	(1,085)	—	(28,067)
Loan receivables received from others	12,754	1,571	307	—	14,632
Loan receivables funded to others	(13,065)	(3,792)	—	—	(16,857)

Net cash used in investing activities	(365)	(202,238)	17,913	—	(184,690)
Financing activities
Borrowings of debt	101,000	164,224	2,537	—	267,761
Repayment of debt	—	(167,981)	(6,146)	—	(174,127)
Payment of financing costs	(2,562)	(2,581)	—	—	(5,143)
Proceeds of issuance of common stock	—	—	—	—	—
Capital contributions	109,000	—	—	—	109,000
Deferred contributions	(35,000)	—	—	—	(35,000)
Cash distributions to partners	(45,262)	—	—	—	(45,262)

Net cash provided by (used in) financing activities	127,176	(6,338)	(3,609)	—	117,229

Net decrease in cash and cash equivalents	(25,487)	818	999	—	(23,670)
Cash and cash equivalents:
Beginning of period	42,356	(2,679)	(473)	—	39,204

End of period	$16,869	$(1,861)	$526	$—	$15,534

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Accounts Receivable and Loans Receivable Allowance for Doubtful Accounts (in thousands)

	Balance at Beginning of Year	Charged to (Recovered from) Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for uncollectible accounts receivable
Year ended December 31, 2014	$326	$117	$—	$443
Year ended December 31, 2013	803	57	(534)	326
Year ended December 31, 2012	80	3,948	(3,225)	803
Allowance for uncollectible loan receivable
Year ended December 31, 2014	$—	$3,406	$—	$3,406
Year ended December 31, 2013	317	11	(328)	—
Year ended December 31, 2012	2,176	6,532	(8,391)	317

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

SCHEDULE III

Real Estate and Investments (in thousands)

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2014 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Aviv Healthcare Properties LP		(1)	Chicago	IL	—	—	61	—	—	61	(14)	47

Issuer subtotal					—	—	61	—	—	61	(14)	47

SunBridge Care/Rehab-Broadway	(a)	(2)	Methuen	MA	31	496	—	(527)	—	—	—	—	1910	1993	40 years
SunBridge - Colonial Heights	(a)	(2)	Lawrence	MA	63	959	91	(225)	63	825	(393)	495	1963	1993	40 years
SunBridge - Fall River	(c)	(2)	Fall River	MA	91	1,309	(1)	(1,399)	—	—	—	—		1993	40 years
SunBridge Care Center- Glenwood	(a)	(2)	Lowell	MA	82	1,211	—	(1,293)	—	—	—	—	1964	1993	40 years
SunBridge - Hammond House	(a)	(2)	Worchester	MA	42	664	490	(1,196)	—	—	—	—	1965	1993	40 years
SunBridge for North Reading	(a)	(2)	North Reading	MA	113	1,567	496	(253)	113	1,810	(713)	1,210	1966	1993	40 years
Robbin House Nursing and Rehab	(c)	(2)	Quincy	MA	66	1,052	—	(1,118)	—	—	—	—		1993	40 years
SunBridge Care Center - Rosewood	(a)	(2)	Fall River	MA	32	513	—	(545)	—	—	—	—	1882	1993	40 years
SunBridge Care/Rehab-Sandalwood	(a)	(2)	Oxford	MA	64	941	596	(193)	64	1,344	(506)	902	1966	1993	40 years
SunBridge - Spring Valley	(a)	(2)	Worchester	MA	71	1,031	100	(205)	71	926	(441)	556	1960	1993	40 years
SunBridge Care/Rehab-Town Manor	(c)	(2)	Lawrence	MA	90	1,306	(1)	(1,395)	—	—	—	—		1993	40 years
SunBridge Care/Rehab-Woodmill	(a)	(2)	Lawrence	MA	61	946	91	(235)	61	802	(381)	482	1965	1993	40 years
SunBridge Care/Rehab-Worcester	(c)	(2)	Worchester	MA	93	1,375	(1)	(1,467)	—	—	—	—		1993	40 years
Countryside Community	(a)	(2)	South Haven	MI	221	4,239	13	—	221	4,252	(1,205)	3,268	1975	2005	40 years
Pepin Manor	(a)	(2)	Pepin	WI	318	1,570	333	—	318	1,903	(481)	1,740	1978	2005	40 years
Highland Health Care Center	(a)	(2)	Highland	IL	190	1,724	—	—	190	1,724	(530)	1,384	1963	2005	40 years
Nebraska Skilled Nursing/Rehab	(a)	(2)	Omaha	NE	211	6,695	—	(2)	209	6,695	(2,136)	4,768	1971	2005	40 years
Casa Real	(a)	(2)	Santa Fe	NM	1,030	2,692	772	—	1,030	3,464	(1,071)	3,423	1985	2005	40 years
Clayton Nursing and Rehab	(a)	(2)	Clayton	NM	41	790	35	—	41	825	(334)	532	1960	2005	40 years
Country Cottage Care/Rehab Center	(a)	(2)	Hobbs	NM	9	672	—	—	9	672	(326)	355	1963	2005	40 years
Bloomfield Nursing/Rehab Center	(a)	(2)	Bloomfield	NM	344	4,736	19	—	344	4,755	(1,399)	3,700	1985	2005	40 years
Espanola Valley Center	(a)	(2)	Espanola	NM	216	4,143	17	—	216	4,160	(1,342)	3,034	1984	2005	40 years
Sunshine Haven Lordsburg	(a)	(2)	Lordsburg	NM	57	1,882	—	—	57	1,882	(513)	1,426	1972	2005	40 years
Silver City Care Center	(a)	(2)	Silver City	NM	305	5,844	—	—	305	5,844	(1,673)	4,476	1984	2005	40 years
Seven Oaks Nursing and Rehab	(a)	(2)	Bonham	TX	63	2,583	—	—	63	2,583	(784)	1,862	1970	2005	40 years
Birchwood Nursing and Rehab	(a)	(2)	Cooper	TX	96	2,727	8	—	96	2,735	(813)	2,018	1966	2005	40 years
Smith Nursing and Rehab	(a)	(2)	Wolfe City	TX	49	1,010	(8)	(1,051)	—	—	—	—	1946	2005	40 years
Clifton Nursing and Rehab	(a)	(2)	Clifton	TX	125	2,975	—	—	125	2,975	(964)	2,136	1995	2005	40 years
Stanton Nursing and Rehab	(a)	(2)	Stanton	TX	261	1,018	11	—	261	1,029	(336)	954	1972	2005	40 years
Valley Mills Nursing and Rehab	(a)	(2)	Valley Mills	TX	34	1,091	(9)	—	34	1,082	(340)	776	1971	2005	40 years
Hometown Care Center	(a)	(2)	Moody	TX	13	328	—	(341)	—	—	—	—		2005	40 years
Shuksan Healthcare Center	(a)	(2)	Bellingham	WA	61	491	1,984	—	61	2,475	(491)	2,045	1965	2005	40 years
Orange Villa Nursing and Rehab	(a)	(2)	Orange	TX	98	1,948	18	—	98	1,966	(613)	1,451	1973	2005	40 years
Pinehurst Nursing and Rehab	(a)	(2)	Orange	TX	99	2,072	23	—	99	2,095	(674)	1,520	1955	2005	40 years
Wheeler Nursing and Rehab	(a)	(2)	Wheeler	TX	17	1,369	—	—	17	1,369	(454)	932	1982	2005	40 years
ABC Health Center	(a)	(2)	Harrisonville	MO	144	1,922	328	—	144	2,250	(576)	1,818	1970	2005	40 years
Camden Health Center	(a)	(2)	Harrisonville	MO	189	2,532	232	—	189	2,764	(721)	2,232	1977	2005	40 years
Cedar Valley Health Center	(a)	(2)	Rayton	MO	252	3,376	314	—	252	3,690	(1,051)	2,891	1978	2005	40 years
Monett Healthcare Center	(a)	(2)	Monett	MO	259	3,470	85	—	259	3,555	(1,004)	2,810	1976	2005	40 years
White Ridge Health Center	(a)	(2)	Lee’s Summit	MO	292	3,915	66	—	292	3,981	(1,125)	3,148	1986	2005	40 years
The Orchards Rehab/Care Center	(a)	(2)	Lewiston	ID	201	4,319	507	—	201	4,826	(1,586)	3,441	1958	2005	40 years
SunBridge for Payette	(a)	(2)	Payette	ID	179	3,166	(27)	—	179	3,139	(814)	2,504	1964	2005	40 years
Magic Valley Manor-Assisted Living	(b)	(2)	Wendell	ID	177	405	1,021	—	177	1,426	(285)	1,318	1911	2005	40 years
McCall Rehab and Living Center	(a)	(2)	McCall	ID	213	676	(6)	(883)	—	—	—	—	1965	2005	40 years
Menlo Park Health Care	(a)	(2)	Portland	OR	112	2,205	221	—	112	2,426	(861)	1,677	1959	2005	40 years
Burton Care Center	(a)	(2)	Burlington	WA	115	1,170	86	—	115	1,256	(359)	1,012	1930	2005	40 years
Columbia View Care Center	(a)	(2)	Cathlamet	WA	49	505	—	(554)	—	—	—	—	1965	2005	40 years
Grandview Healthcare Center	(a)	(2)	Grandview	WA	19	1,155	15	—	19	1,170	(596)	593	1964	2005	40 years
Hillcrest Manor	(a)	(2)	Sunnyside	WA	102	1,639	6,895	—	102	8,534	(1,292)	7,344	1970	2005	40 years
Evergreen Hot Springs Center	(a)	(2)	Hot Springs	MT	104	1,943	230	—	104	2,173	(564)	1,713	1963	2005	40 years
Evergreen Polson Center	(a)	(2)	Polson	MT	121	2,358	575	—	121	2,933	(722)	2,332	1971	2005	40 years
Evergreen The Dalles Center	(a)	(2)	The Dalles	OR	200	3,832	92	—	200	3,924	(1,061)	3,063	1964	2005	40 years
Evergreen Vista Health Center	(a)	(2)	LaGrande	OR	281	4,784	248	—	281	5,032	(1,414)	3,899	1961	2005	40 years
Whitman Health and Rehab Center	(a)	(2)	Colfax	WA	231	6,271	38	—	231	6,309	(1,622)	4,918	1985	2005	40 years
Fountain Retirement Hotel	(b)	(2)	Youngtown	AZ	101	1,940	170	(2,211)	—	—	—	—	1971	2005	40 years
Gilmer Care Center	(a)	(2)	Gilmer	TX	257	2,993	372	—	257	3,365	(927)	2,695	1967	2005	40 years
Columbus Nursing and Rehab Center	(a)	(2)	Columbus	WI	352	3,477	345	—	352	3,822	(976)	3,198	1950	2005	40 years
Infinia at Faribault	(a)	(2)	Faribault	MN	70	1,485	102	—	70	1,587	(523)	1,134	1958	2005	40 years
Infinia at Owatonna	(a)	(2)	Owatonna	MN	125	2,321	(19)	—	125	2,302	(686)	1,741	1963	2005	40 years
Infinia at Willmar	(a)	(2)	Wilmar	MN	70	1,341	20	(1,431)	—	—	—	—	1998	2005	40 years
Infinia at Florence Heights	(a)	(2)	Omaha	NE	413	3,516	4	(3,933)	—	—	—	—	1999	2005	40 years
Infinia at Ogden	(a)	(2)	Ogden	UT	234	4,478	601	—	234	5,079	(1,304)	4,009	1977	2005	40 years
Prescott Manor Nursing Center	(a)	(2)	Prescott	AR	44	1,462	209	—	44	1,671	(626)	1,089	1965	2005	40 years
Star City Nursing Center	(a)	(2)	Star City	AR	28	1,069	80	—	28	1,149	(342)	835	1969	2005	40 years
Westview Manor of Peabody	(a)	(2)	Peabody	KS	22	502	140	—	22	642	(159)	505	1963	2005	40 years
Orchard Grove Extended Care Center	(a)	(2)	Benton Harbor	MI	166	3,185	457	(3,808)	—	—	—	—	1971	2005	40 years
Marysville Care Center	(a)	(2)	Marysville	CA	281	1,320	—	(1,601)	—	—	—	—		2005	40 years
Yuba City Care Center	(a)	(2)	Yuba City	CA	177	2,130	—	(2,307)	—	—	—	—		2005	40 years
Lexington Care Center	(a)	(2)	Lexington	MO	151	2,943	491	—	151	3,434	(1,001)	2,584	1970	2005	40 years
Twin Falls Care Center	(a)	(2)	Twin Falls	ID	448	5,145	—	—	448	5,145	(1,464)	4,129	1961	2005	40 years
Gordon Lane Care Center	(a)	(2)	Fullerton	CA	2,982	3,648	—	—	2,982	3,648	(1,021)	5,609	1966	2005	40 years
Sierra View Care Center	(a)	(2)	Baldwin Park	CA	868	1,748	7	—	868	1,755	(571)	2,052	1938	2005	40 years
Villa Maria Care Center	(a)	(2)	Long Beach	CA	140	767	(1)	(906)	—	—	—	—		2005	40 years
High Street Care Center	(a)	(2)	Oakland	CA	246	685	14	—	246	699	(204)	741	1961	2005	40 years
MacArthur Care Center	(a)	(2)	Oakland	CA	246	1,416	85	—	246	1,501	(558)	1,189	1960	2005	40 years
Country Oaks Nursing Center	(a)	(2)	Ponoma	CA	1,393	2,426	—	—	1,393	2,426	(699)	3,120	1964	2005	40 years
Deseret at Hutchinson	(a)	(2)	Hutchinson	KS	180	2,547	92	—	180	2,639	(798)	2,021	1963	2005	40 years
Woodland Hills Health/Rehab	(a)	(2)	Little Rock	AR	270	4,006	—	(4,276)	—	—	—	—	1979	2005	40 years
Chenal Heights	(a)	(2)	Little Rock	AR	1,411	—	7,330	(8,741)	—	—	—	—	2008	2006	40 years
Blanchette Place Care Center	(a)	(2)	St. Charles	MO	1,300	10,777	194	—	1,300	10,971	(2,453)	9,818	1994	2006	40 years
Cathedral Gardens Care Center	(a)	(2)	St. Louis	MO	1,600	9,525	68	—	1,600	9,593	(2,245)	8,948	1979	2006	40 years
Heritage Park Skilled Care	(a)	(2)	Rolla	MO	1,200	7,841	2,538	—	1,200	10,379	(1,949)	9,630	1993	2006	40 years
Oak Forest Skilled Care	(a)	(2)	Ballwin	MO	550	3,995	116	—	550	4,111	(955)	3,706	2004	2006	40 years
Richland Care and Rehab	(a)	(2)	Olney	IL	350	2,484	—	—	350	2,484	(659)	2,175	2004	2006	40 years
Bonham Nursing and Rehab	(a)	(2)	Bonham	TX	76	1,130	—	—	76	1,130	(264)	942	1969	2006	40 years
Columbus Nursing and Rehab	(a)	(2)	Columbus	TX	150	1,809	—	(1,959)	—	—	—	—	1974	2006	40 years
Denison Nursing and Rehab	(a)	(2)	Denison	TX	178	1,945	—	—	178	1,945	(457)	1,666	1958	2006	40 years
Falfurrias Nursing and Rehab	(a)	(2)	Falfurias	TX	92	1,065	—	—	92	1,065	(273)	884	1974	2006	40 years
Kleburg County Nursing/Rehab	(a)	(2)	Kingsville	TX	315	3,689	2,699	—	315	6,388	(1,041)	5,662	1947	2006	40 years
Terry Haven Nursing and Rehab	(a)	(2)	Mount Vernon	TX	180	1,971	—	(2,151)	—	—	—	—	2004	2006	40 years
Clarkston Care Center	(a)	(2)	Clarkston	WA	162	7,038	5,518	—	162	12,556	(2,482)	10,236	1970	2006	40 years
Highland Terrace Nursing Center	(a)	(2)	Camas	WA	593	3,921	6,277	—	593	10,198	(1,957)	8,834	1970	2006	40 years
Richland Rehabilitation Center	(a)	(2)	Richland	WA	693	9,307	813	—	693	10,120	(2,102)	8,711	2004	2006	40 years
Evergreen Milton-Freewater Center	(a)	(2)	Milton Freewater	OR	700	5,404	—	—	700	5,404	(1,287)	4,817	1965	2006	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2014 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Hillside Living Center	(a)	(2)	Yorkville	IL	560	3,074	(1)	(3)	560	3,070	(797)	2,833	1963	2006	40 years
Arbor View Nursing / Rehab Center	(a)	(2)	Zion	IL	147	5,235	131	(5,513)	—	—	—	—	1970	2006	40 years
Ashford Hall	(a)	(2)	Irving	TX	1,746	11,419	114	(143)	1,746	11,390	(2,595)	10,541	1964	2006	40 years
Belmont Nursing and Rehab Center	(a)	(2)	Madison	WI	480	1,861	336	—	480	2,197	(532)	2,145	1974	2006	40 years
Blue Ash Nursing and Rehab Center	(a)	(2)	Cincinnati	OH	125	6,278	448	(340)	123	6,388	(1,767)	4,744	1969	2006	40 years
West Chester Nursing/Rehab Center	(a)	(2)	West Chester	OH	375	5,663	369	(6,407)	—	—	—	—	1965	2006	40 years
Wilmington Nursing/Rehab Center	(a)	(2)	Willmington	OH	125	6,078	673	—	125	6,751	(1,792)	5,084	1951	2006	40 years
Extended Care Hospital of Riverside	(a)	(2)	Riverside	CA	1,091	5,647	(1)	(26)	1,091	5,620	(1,953)	4,758	1967	2006	40 years
Heritage Manor	(a)	(2)	Monterey Park	CA	1,586	9,274	—	(23)	1,586	9,251	(2,848)	7,989	1965	2006	40 years
French Park Care Center	(a)	(2)	Santa Ana	CA	1,076	5,984	596	—	1,076	6,580	(1,517)	6,139	1967	2006	40 years
North Valley Nursing Center	(a)	(2)	Tujunga	CA	614	5,031	—	(25)	614	5,006	(1,377)	4,243	1967	2006	40 years
Brighten at Medford	(a)	(2)	Medford	MA	2,366	6,613	291	(9,270)	—	—	—	—	1978	2007	40 years
Brighten at Ambler	(a)	(2)	Ambler	PA	370	5,112	(653)	—	370	4,459	(955)	3,874	1963	2007	40 years
Brighten at Broomall	(a)	(2)	Broomall	PA	608	3,930	591	—	608	4,521	(1,068)	4,061	1955	2007	40 years
Brighten at Bryn Mawr	(a)	(2)	Bryn Mawr	PA	708	6,352	1,469	—	708	7,821	(1,683)	6,846	1972	2007	40 years
Brighten at Julia Ribaudo	(a)	(2)	Lake Ariel	PA	369	7,560	730	—	369	8,290	(1,830)	6,829	1980	2007	40 years
Good Samaritan Nursing Home	(a)	(2)	Avon	OH	394	8,856	1,177	—	394	10,033	(2,156)	8,271	1964	2007	40 years
Belleville Illinois	(a)	(2)	Belleville	IL	670	3,431	—	—	670	3,431	(727)	3,374	1978	2007	40 years
Homestead Various Leases (b)	(a)	(2)		TX	345	4,353	229	—	345	4,582	(922)	4,005		2007	40 years
Byrd Haven Nursing Home	(a)	(2)	Searcy	AR	773	2,413	132	(3,318)	—	—	—	—	1961	2008	40 years
Evergreen Arvin Healthcare	(a)	(2)	Arvin	CA	900	4,765	784	—	1,029	5,420	(1,028)	5,421	1984	2008	40 years
Evergreen Bakersfield Healthcare	(a)	(2)	Bakersfield	CA	1,000	12,154	1,839	—	1,153	13,840	(2,366)	12,627	1987	2008	40 years
Evergreen Lakeport Healthcare	(a)	(2)	Lakeport	CA	1,100	5,237	877	—	1,257	5,957	(1,155)	6,059	1987	2008	40 years
New Hope Care Center	(a)	(2)	Tracy	CA	1,900	10,294	1,687	—	2,172	11,709	(2,039)	11,842	1987	2008	40 years
Olive Ridge Care Center	(a)	(2)	Oroville	CA	800	8,609	2,298	—	922	10,785	(1,913)	9,794	1987	2008	40 years
Twin Oaks Health & Rehab	(a)	(2)	Chico	CA	1,300	8,398	1,394	—	1,488	9,604	(1,822)	9,270	1988	2008	40 years
Evergreen Health & Rehab	(a)	(2)	LaGrande	OR	1,400	808	307	—	1,591	924	(222)	2,293	1975	2008	40 years
Evergreen Bremerton Health & Rehab	(a)	(2)	Bremerton	WA	650	1,366	—	(2,016)	—	—	—	—	1969	2008	40 years
Four Fountains	(a)	(2)	Belleville	IL	989	5,007	—	—	989	5,007	(850)	5,146	1972	2008	40 years
Brookside Health & Rehab	(a)	(2)	Little Rock	AR	751	4,421	1,614	—	751	6,035	(1,127)	5,659	1969	2008	40 years
Skilcare Nursing Center	(a)	(2)	Jonesboro	AR	417	7,007	374	—	417	7,381	(1,340)	6,458	1973	2008	40 years
Stoneybrook Health & Rehab Center	(a)	(2)	Benton	AR	250	3,170	313	—	250	3,483	(1,484)	2,249	1968	2008	40 years
Trumann Health & Rehab	(a)	(2)	Trumann	AR	167	3,587	346	—	167	3,933	(680)	3,420	1971	2008	40 years
Deseret at McPherson	(a)	(2)	McPherson	KS	92	1,875	148	—	92	2,023	(344)	1,771	1970	2008	40 years
Mission Nursing Center	(a)	(2)	Riverside	CA	230	1,210	69	—	230	1,279	(225)	1,284	1957	2008	40 years
New Byrd Haven Nursing Home	(a)	(2)	Searcy	AR	—	10,213	630	—	630	10,213	(1,888)	8,955	2009	2009	40 years
Hidden Acres Health Care	(a)	(2)	Mount Pleasant	TN	67	3,313	—	—	67	3,313	(403)	2,977	1979	2010	40 years
Heritage Gardens of Portageville	(a)	(2)	Portageville	MO	224	3,089	—	—	224	3,089	(369)	2,944	1995	2010	40 years
Heritage Gardens of Greenville	(a)	(2)	Greenville	MO	119	2,219	—	—	119	2,219	(271)	2,067	1990	2010	40 years
Heritage Gardens of Senath	(a)	(2)	Senath	MO	109	2,773	266	—	109	3,039	(372)	2,776	1980	2010	40 years
Heritage Gardens of Senath South	(a)	(2)	Senath	MO	73	1,855	—	—	73	1,855	(231)	1,697	1980	2010	40 years
The Carrington	(a)	(2)	Lynchburg	VA	706	4,294	—	—	706	4,294	(469)	4,531	1994	2010	40 years
Arma Care Center	(a)	(2)	Arma	KS	57	2,898	—	—	57	2,898	(344)	2,611	1970	2010	40 years
Yates Center Nursing and Rehab	(a)	(2)	Yates	KS	54	2,990	—	—	54	2,990	(353)	2,691	1967	2010	40 years
Great Bend Health & Rehab Center	(a)	(2)	Great Bend	KS	111	4,589	299	—	111	4,888	(705)	4,294	1965	2010	40 years
Maplewood at Norwalk	(b)	(2)	Norwalk	CT	1,590	1,010	15,789	—	1,590	16,799	(1,001)	17,388	1983	2010	40 years
Carrizo Springs Nursing & Rehab	(a)	(2)	Carrizo Springs	TX	45	1,955	—	—	45	1,955	(253)	1,747	1965	2010	40 years
Wellington Leasehold	(a)	(2)	Wellington	KS	—	—	2,000	—	—	2,000	(352)	1,648	1957	2010	21 years
St. James Nursing & Rehab	(a)	(2)	Carrabelle	FL	1,144	8,856	—	—	1,144	8,856	(1,075)	8,925	2009	2011	40 years
University Manor	(a)	(2)	Cleveland	OH	886	8,695	—	—	886	8,695	(919)	8,662	1982	2011	40 years
Grand Rapids Care Center	(a)	(2)	Grand Rapids	OH	288	1,517	—	—	288	1,517	(170)	1,635	1993	2011	40 years
Bellevue Care Center	(a)	(2)	Bellevue	OH	282	3,440	—	—	282	3,440	(346)	3,376	1988	2011	40 years
Orchard Grove Assisted Living	(b)	(2)	Bellevue	OH	282	3,440	—	—	282	3,440	(346)	3,376	1998	2011	40 years
Woodland Manor Nursing and Rehabilitation	(a)	(2)	Conroe	TX	577	2,091	280	—	577	2,371	(299)	2,649	1975	2011	40 years
Fredericksburg Nursing and Rehabilitation	(a)	(2)	Fredericksburg	TX	327	3,046	30	—	327	3,076	(328)	3,075	1970	2011	40 years
Jasper Nursing and Rehabilitation	(a)	(2)	Jasper	TX	113	2,554	29	(2,696)	—	—	—	—	1972	2011	40 years
Legacy Park Community Living Center	(a)	(2)	Peabody	KS	33	1,267	440	—	33	1,707	(156)	1,584	1963	2011	40 years
Oak Manor Nursing and Rehabilitation	(a)	(2)	Commerce	TX	225	1,868	444	—	225	2,312	(257)	2,280	1963	2011	40 years
Loma Linda Healthcare	(a)	(2)	Moberly	MO	913	4,557	6	—	913	4,563	(490)	4,986	1987	2011	40 years
Transitions Healthcare Gettysburg	(a)	(2)	Gettysburg	PA	242	5,858	347	—	242	6,205	(608)	5,839	1950	2011	40 years
Maplewood at Darien	(b)	(2)	Darien	CT	2,430	3,070	12,263	—	2,430	15,333	(1,038)	16,725	2012	2011	40 years
Scranton Healthcare Center	(a)	(2)	Scranton	PA	1,120	5,537	—	—	1,120	5,537	(459)	6,198	2002	2011	40 years
Burford Manor	(a)	(2)	Davis	OK	80	3,220	—	—	80	3,220	(272)	3,028	1969	2011	40 years
Care Meridian Cowan Heights	(h)	(2)	Santa Ana	CA	220	1,129	—	—	220	1,129	(112)	1,237	1989	2011	40 years
Care Meridian La Habra Heights	(h)	(2)	La Habra	CA	200	1,339	—	—	200	1,339	(130)	1,409	1990	2011	40 years
Care Meridian Oxnard	(h)	(2)	Oxnard	CA	100	1,219	—	—	100	1,219	(121)	1,198	1994	2011	40 years
Care Meridian Marin	(h)	(2)	Fairfax	CA	320	2,149	—	—	320	2,149	(197)	2,272	2000	2011	40 years
Care Meridian Artesia	(h)	(2)	Artesia	CA	180	1,389	—	—	180	1,389	(133)	1,436	2002	2011	40 years
Care Meridian Las Vegas	(a)	(2)	Las Vegas	NV	760	7,776	324	—	760	8,100	(707)	8,153	2004	2011	40 years
Bath Creek		(2)	Cuyahoga Falls	OH	—	—	—	—	—	—	—	—	2013	2012	40 years
Astoria Health and Rehab	(a)	(2)	Germantown	OH	330	2,170	278	—	330	2,448	(216)	2,562	1996	2012	40 years
North Platte Care Centre	(a)/(b)	(2)	North Platte	NE	237	2,129	77	—	237	2,206	(246)	2,197	1983	2012	40 years
Fair Oaks Care Centre	(b)	(2)	Shenandoah	IA	68	402	—	—	68	402	(33)	437	1997	2012	40 years
Crest Haven Care Centre	(a)	(2)	Creston	IA	72	1,467	117	—	72	1,584	(131)	1,525	1964	2012	40 years
Premier Estates Rock Rapids	(b)	(2)	Rock Rapids	IA	83	2,282	—	—	83	2,282	(183)	2,182	1998	2012	40 years
Rock Rapids Care Centre	(a)	(2)	Rock Rapids	IA	113	2,349	151	—	113	2,500	(197)	2,416	1976	2012	40 years
Elmwood Care Centre	(a)/(b)	(2)	Onawa	IA	227	1,733	190	—	227	1,923	(179)	1,971	1961	2012	40 years
Sunny Knoll Care Centre	(a)	(2)	Rockwell City	IA	62	2,092	—	—	62	2,092	(170)	1,984	1966	2012	40 years
New Hampton Care Centre	(a)	(2)	New Hampton	IA	144	2,739	31	—	144	2,770	(239)	2,675	1967	2012	40 years
Monte Siesta	(a)	(2)	Austin	TX	770	5,230	—	—	770	5,230	(428)	5,572	1964	2012	40 years
Silver Pines	(a)	(2)	Bastrop	TX	480	3,120	—	—	480	3,120	(321)	3,279	1987	2012	40 years
Spring Creek	(a)	(2)	Beaumont	TX	300	700	—	—	300	700	(72)	928	1969	2012	40 years
Riverview	(a)	(2)	Boerne	TX	480	3,470	300	—	780	3,470	(335)	3,915	1994	2012	40 years
Bluebonnet	(a)	(2)	Karnes City	TX	420	3,130	—	—	420	3,130	(320)	3,230	1994	2012	40 years
Cottonwood	(a)	(2)	Denton	TX	240	2,060	—	—	240	2,060	(189)	2,111	1969	2012	40 years
Regency Manor	(a)	(2)	Floresville	TX	780	6,120	—	—	780	6,120	(571)	6,329	1995	2012	40 years
DeLeon	(a)	(2)	DeLeon	TX	200	2,800	—	—	200	2,800	(240)	2,760	1974	2012	40 years
Spring Oaks	(a)	(2)	Lampasas	TX	360	4,640	—	—	360	4,640	(420)	4,580	1990	2012	40 years
Lynwood	(a)	(2)	Levelland	TX	300	3,800	—	—	300	3,800	(380)	3,720	1990	2012	40 years
Sienna	(a)	(2)	Odessa	TX	350	8,050	—	—	350	8,050	(664)	7,736	1974	2012	40 years
Deerings	(a)	(2)	Odessa	TX	280	8,420	140	—	280	8,560	(711)	8,129	1975	2012	40 years
Terrace West	(a)	(2)	Midland	TX	440	5,860	—	—	440	5,860	(525)	5,775	1975	2012	40 years
Lake Lodge	(a)	(2)	Lake Worth	TX	650	4,610	—	—	650	4,610	(420)	4,840	1977	2012	40 years
Nolan	(a)	(2)	Sweetwater	TX	190	4,210	—	—	190	4,210	(429)	3,971	2010	2012	40 years
Langdon Hall	(b)	(2)	Bradenton	FL	390	4,546	180	—	390	4,726	(369)	4,747	1985	2012	40 years
Mount Washington Residence	(b)	(2)	Eau Claire	WI	1,040	1,460	352	—	1,040	1,812	(153)	2,699	1930	2012	40 years
Highlands Nursing and Rehabilitation Center	(a)	(2)	Louisville	KY	441	9,484	127	—	441	9,611	(688)	9,364	1977	2012	40 years
Seven Oaks Nursing & Rehabilitation	(a)	(2)	Glendale	WI	1,620	5,980	—	—	1,620	5,980	(374)	7,226	1994	2012	40 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2014 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Nesbit Living and Recovery Center	(a)	(2)	Seguin	TX	600	4,400	—	—	600	4,400	(323)	4,677	1958	2012	40 years
The Harbor House of Ocala	(b)	(2)	Dunnellon, FL	FL	690	3,510	285	—	690	3,795	(246)	4,239	1993	2012	40 years
The Harmony House at Ocala	(b)	(2)	Ocala, FL	FL	500	2,800	37	—	500	2,837	(179)	3,158	1984	2012	40 years
The Haven House at Ocala	(b)	(2)	Dunnellon, FL	FL	490	2,610	98	—	490	2,708	(170)	3,028	1991	2012	40 years
Seaside Manor Ormond Beach	(b)	(2)	Ormond Beach, FL	FL	630	2,870	80	—	630	2,950	(206)	3,374	1996	2012	40 years
Fountain Lake	(a)	(2)	Hot Springs	AR	—	—	181	—	—	181	(13)	168	2007	2008	40 years
Northridge Healthcare/Rehab	(a)	(2)	Little Rock	AR	465	3,012	55	(3,532)	—	—	—	—	1969	2005	40 years
Eagle Lake Nursing and Rehabilitation	(e)	(2)	Eagle Lake	TX	93	—	6,446	—	93	6,446	(172)	6,367	2013	2012	40 years
Chatham Acres Nursing Home	(a)	(2)	Chatham	PA	203	1,997	9,871	—	203	11,868	(2,246)	9,825	1873	2011	40 years
Houston Nursing and Rehab	(a)	(2)	Houston	TX	228	2,452	—	—	228	2,452	(892)	1,788	1976	2006	40 years
Raton Nursing and Rehab Center	(a)	(2)	Raton	NM	128	1,509	47	—	128	1,556	(610)	1,074	1985	2005	40 years
Red Rocks Care Center	(a)	(2)	Gallup	NM	329	3,953	17	—	329	3,970	(1,233)	3,066	1978	2005	40 years
Heritage Villa Nursing/Rehab	(a)	(2)	Dayton	TX	18	436	9	—	18	445	(156)	307	1964	2005	40 years
Wellington Oaks Nursing/Rehab	(a)	(2)	Ft. Worth	TX	137	1,147	(9)	—	137	1,138	(416)	859	1963	2005	40 years
Blanco Villa Nursing and Rehab	(a)	(2)	San Antonio	TX	342	1,931	971	—	342	2,902	(869)	2,375	1969	2005	40 years
Forest Hill Nursing Center	(a)	(2)	Ft. Worth	TX	88	1,764	—	(1,852)	—	—	—	—		2005	40 years
Garland Nursing and Rehab	(a)	(2)	Garland	TX	57	1,058	1,358	—	57	2,416	(530)	1,943	1964	2005	40 years
Hillcrest Nursing and Rehab	(a)	(2)	Wylie	TX	210	2,684	528	—	210	3,212	(848)	2,574	1975	2005	40 years
Mansfield Nursing and Rehab	(a)	(2)	Mansfield	TX	487	2,143	(18)	—	487	2,125	(686)	1,926	1964	2005	40 years
Westridge Nursing and Rehab	(a)	(2)	Lancaster	TX	626	1,848	(16)	—	626	1,832	(610)	1,848	1973	2005	40 years
Brownwood Nursing and Rehab	(a)	(2)	Brownwood	TX	140	3,464	1,502	—	140	4,966	(1,152)	3,954	1968	2005	40 years
Irving Nursing and Rehab	(a)	(2)	Irving	TX	137	1,248	(10)	—	137	1,238	(419)	956	1972	2005	40 years
North Pointe Nursing and Rehab	(a)	(2)	Watauga	TX	1,061	3,846	—	—	1,061	3,846	(1,110)	3,797	1999	2005	40 years
Evergreen Foothills Center	(a)	(2)	Phoenix	AZ	500	4,538	—	—	500	4,538	(1,689)	3,349	1997	2005	40 years
Evergreen Sun City Center	(a)	(2)	Sun City	AZ	476	5,698	60	—	476	5,758	(1,746)	4,488	1985	2005	40 years
Sunset Gardens at Mesa	(b)	(2)	Mesa	AZ	123	1,641	(14)	—	123	1,627	(472)	1,278	1974	2005	40 years
Evergreen Mesa Christian Center	(a)	(2)	Mesa	AZ	466	6,231	(47)	(615)	466	5,569	(1,921)	4,114	1973	2005	40 years
San Juan Rehab and Care Center	(a)	(2)	Anacortes	WA	625	1,185	2,041	—	625	3,226	(993)	2,858	1965	2005	40 years
Pomona Vista Alzheimer’s Center	(a)	(2)	Ponoma	CA	403	955	—	—	403	955	(311)	1,047	1959	2005	40 years
Rose Convalescent Hospital	(a)	(2)	Baldwin Park	CA	1,308	486	—	—	1,308	486	(184)	1,610	1963	2005	40 years
Evergreen Nursing/Rehab Center	(a)	(2)	Effingham	IL	317	3,462	—	—	317	3,462	(1,018)	2,761	1974	2005	40 years
Doctors Nursing and Rehab Center	(a)	(2)	Salem	IL	125	4,664	900	—	125	5,564	(1,446)	4,243	1972	2005	40 years
Willis Nursing and Rehab	(a)	(2)	Willis	TX	212	2,407	—	—	212	2,407	(596)	2,023	1975	2006	40 years
Douglas Rehab and Care Center	(a)	(2)	Matoon	IL	250	2,391	1,404	(13)	250	3,782	(681)	3,351	1963	2006	40 years
Villa Rancho Bernardo Care Center	(a)	(2)	San Diego	CA	1,425	9,653	65	(57)	1,425	9,661	(2,301)	8,785	1994	2006	40 years
Austin Nursing Center	(a)	(2)	Austin	TX	1,501	4,505	2,293	—	1,501	6,798	(1,182)	7,117	2007	2007	40 years
Dove Hill Care Center and Villas	(a)	(2)	Hamilton	TX	58	5,781	—	—	58	5,781	(1,186)	4,653	1998	2007	40 years
Evergreen Health & Rehab of Petaluma	(a)	(2)	Petaluma	CA	749	2,460	—	—	749	2,460	(562)	2,647	1969	2009	40 years
Evergreen Mountain View Health & Rehab	(a)	(2)	Carson City	NV	3,455	5,942	—	—	3,455	5,942	(976)	8,421	1977	2009	40 years
Maplewood at Orange	(b)	(2)	Orange	CT	1,134	11,155	2,543	—	1,134	13,698	(1,494)	13,338	1999	2010	40 years
Lakewood Senior Living of Pratt	(a)	(2)	Pratt	KS	19	503	312	—	19	815	(83)	751	1964	2011	40 years
Lakewood Senior Living of Seville	(a)	(2)	Wichita	KS	94	897	151	—	94	1,048	(139)	1,003	1977	2011	40 years
Lakewood Senior Living of Haviland	(a)	(2)	Haviland	KS	112	649	16	—	112	665	(86)	691	1971	2011	40 years
Maplewood at Newtown	(b)	(2)	Newtown	CT	4,942	7,058	3,952	—	6,314	9,638	(976)	14,976	2000	2011	40 years
Crawford Manor	(a)	(2)	Cleveland	OH	120	3,080	—	—	120	3,080	(274)	2,926	1994	2011	40 years
Amberwood Manor Nursing Home Rehabilitation	(a)	(2)	New Philadelphia	PA	451	3,264	—	—	451	3,264	(274)	3,441	1962	2011	40 years
Caring Heights Community Care & Rehabilitation Center	(a)	(2)	Coroapolis	PA	1,546	10,018	—	—	1,546	10,018	(845)	10,719	1983	2011	40 years
Dunmore Healthcare Group	(a)	(2)	Dunmore	PA	398	6,813	—	—	398	6,813	(580)	6,631	2002	2011	40 years
Eagle Creek Healthcare Group	(a)	(2)	West Union	OH	1,056	5,774	163	—	1,056	5,937	(491)	6,502	1981	2011	40 years
Edison Manor Nursing & Rehabilitation	(a)	(2)	New Castle	PA	393	8,246	—	—	393	8,246	(705)	7,934	1982	2011	40 years
Indian Hills Health & Rehabilitation Center	(a)	(2)	Euclid	OH	853	8,425	—	—	853	8,425	(710)	8,568	1989	2011	40 years
Milcrest Nursing Center	(a)	(2)	Marysville	OH	736	2,169	—	—	736	2,169	(188)	2,717	1968	2011	40 years
Deseret Nursing & Rehabilitation at Colby	(a)	(2)	Colby	KS	569	2,799	—	—	569	2,799	(231)	3,137	1974	2011	40 years
Deseret Nursing & Rehabilitation at Kensington	(a)	(2)	Kensington	KS	280	1,419	—	—	280	1,419	(124)	1,575	1967	2011	40 years
Deseret Nursing & Rehabilitation at Onaga	(a)	(2)	Onaga	KS	87	2,866	—	—	87	2,866	(236)	2,717	1959	2011	40 years
Deseret Nursing & Rehabilitation at Oswego	(a)	(2)	Oswego	KS	183	840	—	—	183	840	(76)	947	1960	2011	40 years
Deseret Nursing & Rehabilitation at Smith Center	(a)	(2)	Smith Center	KS	106	1,650	—	—	106	1,650	(140)	1,616	1960	2011	40 years
Sandalwood Healthcare	(a)	(2)	Little Rock	AR	1,040	3,710	866	—	1,040	4,576	(463)	5,153	1996	2011	40 years
Gardnerville Health and Rehab	(a)	(2)	Gardnerville	NV	1,238	3,562	—	—	1,238	3,562	(295)	4,505	2000	2012	40 years
Aviv Asset Management	(d)	(2)	Chicago	IL	—	—	1,294	—	—	1,294	(601)	693
Community Care and Rehab	(a)	(2)	Riverside	CA	1,648	9,852	—	—	1,648	9,852	(1,367)	10,133	1965	2010	40 years
Rivercrest Specialty Hospital	(i)	(2)	Mishawaka	IN	328	8,072	1,691	—	328	9,763	(641)	9,450	1991	2012	40 years
Safe Haven Hospital and Care Center	(a)	(2)	Pocatello	ID	470	5,530	3,577	—	470	9,107	(522)	9,055	1970	2012	40 years
Care Meridian Pleasanton	(h)	(2)	Pleasanton	CA	411	751	1,475	—	411	2,226	(127)	2,510	2012	2012	40 years
Inola Health Care Center	(a)	(2)	Inola	OK	520	2,480	—	—	520	2,480	(175)	2,825	1990	2012	40 years
Avondale Cottage of Pryor	(b)	(2)	Pryor	OK	100	400	—	—	100	400	(23)	477	2000	2012	40 years
The Woodlands at Robinson	(a)	(2)	Ravenna	OH	660	6,940	—	—	660	6,940	(434)	7,166	2000	2012	40 years
Texan Nursing & Rehab of Gonzales	(a)	(2)	Gonzales	TX	560	1,840	233	—	560	2,073	(108)	2,525	1963	2013	40 years
Knox and Winamac Community Health Center	(j)	(2)	Knox	IN	137	1,063	—	—	137	1,063	(45)	1,155	2008	2013	40 years
Diplomate Healthcare	(a)	(2)	North Royalton	OH	1,330	13,020	—	—	1,330	13,020	(658)	13,692	1979	2013	40 years
Warr Acres Nursing Center	(a)	(2)	Oklahoma City	OK	580	2,420	—	—	580	2,420	(135)	2,865	1971	2013	40 years
Windsor Hills Nursing Center	(a)	(2)	Oklahoma City	OK	370	2,830	—	—	370	2,830	(167)	3,033	1967	2013	40 years
Oakcreek Nursing and Rehab	(a)	(2)	Luling	TX	272	3,178	—	—	272	3,178	(150)	3,300	1972	2013	40 years
Heart of Florida	(b)	(2)	Haines City	FL	510	2,990	—	—	510	2,990	(111)	3,389	1954	2013	40 years
Tender Loving Care	(b)	(2)	Lakeland	FL	330	2,270	—	—	330	2,270	(83)	2,517	1980	2013	40 years
Tangerine Cove	(b)	(2)	Brooksville	FL	702	6,198	—	—	702	6,198	(227)	6,673	1925	2013	40 years
Mercy Franciscan at Schroder	(a)	(2)	Hamilton	OH	1,066	8,862	13	—	1,066	8,875	(340)	9,601	1971	2013	40 years
Mercy Providence Retirement	(a)	(2)	New Albany	IN	1,152	15,578	—	—	1,152	15,578	(564)	16,166	1999	2013	40 years
Mercy Siena Retirement	(a)	(2)	Dayton	OH	1,158	3,455	—	—	1,158	3,455	(139)	4,474	1966	2013	40 years
Mercy St. Theresa	(a)	(2)	Cincinnati	OH	1,287	3,341	96	—	1,287	3,437	(135)	4,589	1929	2013	40 years
Echo Manor	(a)	(2)	Pickerington	OH	550	9,810	—	—	550	9,810	(344)	10,016	1978	2013	40 years
Oak Pavillion Nursing Home	(a)	(2)	Cincinnati	OH	530	12,260	—	—	530	12,260	(439)	12,351	1967	2013	40 years
Park View Nursing Center	(a)	(2)	Edgerton	OH	390	5,050	—	—	390	5,050	(184)	5,256	1920	2013	40 years
Summit’s Trace Nursing Home	(a)	(2)	Columbus	OH	2,070	10,340	—	—	2,070	10,340	(388)	12,022	1964	2013	40 years
Yell County Nursing Home	(a)	(2)	Ola	AR	78	1,085	141	—	78	1,226	(40)	1,264	1965	2013	40 years
Heather Hill	(a)	(2)	Chardon	OH	1,650	13,865	—	—	1,650	13,865	(441)	15,074	1955	2013	40 years
Liberty Assisted Living	(b)	(2)	Chardon	OH	630	9,585	1,230	—	630	10,815	(308)	11,137	1999	2013	40 years
Heather Hill LTACH	(i)	(2)	Chardon	OH	1,100	8,770	—	—	1,100	8,770	(247)	9,623	1955	2013	40 years
The Village at Richardson	(a)	(2)	Richardson	TX	1,470	11,530	30	—	1,470	11,560	(369)	12,661	1980	2013	40 years
Helia Healthcare of Champaign	(a)	(2)	Champaign	IL	350	2,450	73	—	350	2,523	(79)	2,794	1961	2013	40 years
Helia Healthcare of Energy	(a)	(2)	Energy	IL	100	3,300	—	—	100	3,300	(106)	3,294	1971	2013	40 years
Helia Healthcare of W. Franklin	(a)	(2)	West Frankfort	IL	50	750	—	—	50	750	(25)	775	1973	2013	40 years
Fort Stockton Nursing Center	(a)	(2)	Fort Stockton	TX	480	2,870	637	—	480	3,507	(113)	3,874	1992	2013	40 years
North Ridge Care Center	(a)	(2)	New Hope	MN	5,268	18,930	319	—	5,268	19,249	(607)	23,910	1966	2014	41 years
North Ridge Apartments	(a)	(2)	New Hope	MN	2,175	7,555	682	—	2,175	8,237	(241)	10,171	1983	2014	42 years
North Ridge ALF	(b)	(2)	New Hope	MN	1,278	4,795	—	—	1,278	4,795	(147)	5,926	1983	2014	43 years
Bridgecrest Rehab Suites	(a)	(2)	Houston	TX	1,280	14,640	—	—	1,280	14,640	(397)	15,523	2014	2014	44 years
Carrington Place at Muscatine	(a)	(2)	Muscatine	IA	320	8,080	—	—	320	8,080	(220)	8,180	1961	2014	45 years

					Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Amount Carried at December 31, 2014 (c)
Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements	Improvements / Adjustments	Impairment / Dispositions	Land	Buildings & Improvements	Accumulated Depreciation	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Carrington Place of Toledo	(a)	(2)	Toledo	IA	340	4,760	—	—	340	4,760	(129)	4,971	1975	2014	46 years
Gallatin Health Care	(a)	(2)	Warsaw	KY	550	7,410	—	—	550	7,410	(204)	7,756	1989	2014	47 years
Homestead Lexington	(a)	(2)	Lexington	KY	760	6,280	—	—	760	6,280	(173)	6,867	1969	2014	48 years
Homestead New Castle	(a)	(2)	New Castle	KY	290	3,110	—	—	290	3,110	(80)	3,320	1971	2014	49 years
The Oaks	(b)	(2)	LaGrange	KY	240	1,110	—	—	240	1,110	(30)	1,320	1990	2014	50 years
Pine Meadows Health Care	(a)	(2)	Lexington	KY	660	6,620	—	—	660	6,620	(182)	7,098	1990	2014	51 years
The Richwood	(a)	(2)	LaGrange	KY	660	5,560	—	—	660	5,560	(156)	6,064	1997	2014	52 years
Twin Oaks Assisted Living	(b)	(2)	New Castle	KY	280	1,470	—	—	280	1,470	(41)	1,709	2002	2014	53 years
Care Meridian Northridge	(h)	(2)	Northridge	CA	469	310	623	—	469	933	(33)	1,369	2013	2013	40 years
Pensacola Health Care	(a)	(2)	Pensacola	FL	160	5,840	—	—	160	5,840	(160)	5,840	1984	2014	40 years
Edgewood Rehab	(a)	(2)	Mesquite	TX	1,070	12,170	—	—	1,070	12,170	(258)	12,982	2012	2014	40 years
Estrella Oaks Rehab	(a)	(2)	Georgetown	TX	1,420	12,660	—	—	1,420	12,660	(267)	13,813	2011	2014	40 years
Sandy Lake Rehab	(a)	(2)	Coppell	TX	920	12,030	—	—	920	12,030	(251)	12,700	2009	2014	40 years
San Gabriel Rehab	(a)	(2)	Round Rock	TX	1,460	11,970	—	—	1,460	11,970	(263)	13,168	2011	2014	40 years
Mulberry Manor	(a)	(2)	Stephenville	TX	580	3,020	—	—	580	3,020	(67)	3,533	1965	2014	40 years
Lindsay Gardens	(a)	(2)	Lindsay	CA	480	5,770	—	—	480	5,770	(129)	6,121	1996	2014	40 years
Sun Villa	(a)	(2)	Porterville	CA	500	4,100	—	—	500	4,100	(85)	4,515	1958	2014	40 years
Valley Care Center	(a)	(2)	Porterville	CA	120	2,380	—	—	120	2,380	(50)	2,450	1947	2014	40 years
Royal Manor	(a)	(2)	Nicholasville	KY	280	5,720	—	—	280	5,720	(109)	5,891	1974	2014	40 years
Chateau Care Center	(a)	(2)	St. Joseph	MO	40	2,860	—	—	40	2,860	(50)	2,850	1955	2014	40 years
The Inn	(a)	(2)	St. Joseph	MO	270	6,330	—	—	270	6,330	(105)	6,495	1980	2014	40 years
Riverside Care Center	(a)	(2)	St. Joseph	MO	160	6,540	—	—	160	6,540	(98)	6,602	1980	2014	40 years
Maplewood at Mayflower Nursing	(a)	(2)	West Yarmouth	MA	800	13,200	35	—	800	13,235	(182)	13,853	1988	2014	40 years
Royal Park Care Center	(a)	(2)	Spokane	WA	810	21,990	—	—	810	21,990	(226)	22,574	1990	2014	40 years
Alderwood Park Center	(a)	(2)	Bellingham	WA	980	11,400	—	—	980	11,400	(119)	12,261	1996	2014	40 years
Merry Haven Care Center	(a)	(2)	Snohomish	WA	750	9,970	—	—	750	9,970	(104)	10,616	1986	2014	40 years
Royal Plaza Retirement Center	(b)	(2)	Lewiston	ID	1,480	18,240	—	—	1,480	18,240	(181)	19,539	2008	2014	40 years
Royal Plaza Spokane	(b)	(2)	Spokane	WA	770	11,890	—	—	770	11,890	(122)	12,538	1996	2014	40 years
Highland Care Center	(a)	(2)	Bellingham	WA	240	5,080	—	—	240	5,080	(53)	5,267	1951	2014	40 years
Belle Meade Home	(a)	(2)	Greenville	KY	380	4,220	—	—	380	4,220	(35)	4,565	1980	2014	40 years
Premier Care of Dallas	(a)	(2)	Dallas	TX	960	14,140	—	—	960	14,140	(76)	15,024	2012	2014	40 years
Premier Care on Hillcrest	(a)	(2)	Dallas	TX	870	12,530	—	—	870	12,530	(67)	13,333	2011	2014	40 years
Care Meridian Granite Bay	(h)	(2)	Granite Bay	CA	540	435	2,683	—	540	3,118	(57)	3,601	1978	2012	40 years
Bethel	(c)	(2)	Bethel	CT	2,400	—	23,442	—	2,400	23,442	(41)	25,801	2014	2013	40 years
Care Meridian Chatsworth	(h)	(2)	Chatsworth	CA	416	281	766	—	416	1,047	(30)	1,433	2013	2013	40 years
Doctors Neuro Hospital	(k)	(2)	Bremen	IN	400	8,900	2,796	—	400	11,696	(279)	11,817	1988	2013	40 years

Unencumbered Guarantors subtotal					170,103	1,361,012	176,463	(82,056)	164,426	1,461,097	(184,732)	1,440,791

Little Rock Health and Rehab	(a)	(4)	Little Rock	AR	471	4,779	7,613	(12,863)	—	—	—	—	1971	2009	40 years
Pinehurst Park Terrace	(a)	(4)	Seattle	WA	—	360	—	(360)	—	—	—	—		2005	40 years
North Richland Hills	(a)	(4)	North Richland Hills	TX	980	—	5,068	(6,048)	—	—	—	—		2005	40 years
Skagit Aviv		(4)	Mt. Vernon	WA	—	—	422	(422)	—	—	—	—		2014	40 years
The Laurels of Defiance	(a)	(4)	Defiance	OH	145	10,736	—	—	145	10,736	—	10,881	1979	2014	40 years
The Laurels of Hillsboro	(a)	(4)	Hillsboro	OH	346	8,087	—	—	346	8,087	—	8,433	1976	2014	40 years
The Laurels of Massillon	(a)	(4)	Massillon	OH	1,492	23,848	—	—	1,492	23,848	—	25,340	1995	2014	40 years
The Laurels of Mt. Vernon	(a)	(4)	Mt. Vernon	OH	225	10,881	—	—	225	10,881	—	11,106	1977	2014	40 years
The Laurels of Norworth	(a)	(4)	Worthington	OH	1,203	15,029	—	—	1,203	15,029	—	16,232	1969	2014	40 years
The Laurels of Shane Hill	(a)	(4)	Rockford	OH	214	13,595	—	—	214	13,595	—	13,809	1971	2014	40 years
Maplewood of Shane’s Village	(b)	(4)	Rockford	OH	47	3,021	—	—	47	3,021	—	3,068	1971	2014	40 years
The Laurels of Worthington	(a)	(4)	Worthington	OH	1,194	9,675	—	—	1,194	9,675	—	10,869	1960	2014	40 years
The Laurels of Bedford	(a)	(4)	Battle Creek	OH	768	11,725	—	—	768	11,725	—	12,493	1974	2014	40 years
The Laurels of Coldwater	(a)	(4)	Coldwater	MI	258	18,705	—	—	258	18,705	—	18,963	1970	2014	40 years
The Laurels of Fulton	(a)	(4)	Perrinton	MI	381	8,057	—	—	381	8,057	—	8,438	1972	2014	40 years
The Laurels of Galesburg	(a)	(4)	Galesburg	MI	326	8,786	—	—	326	8,786	—	9,112	1973	2014	40 years
The Laurels of Hudsonville	(a)	(4)	Hudsonville	MI	178	12,455	—	—	178	12,455	—	12,633	1964	2014	40 years
The Laurels of Kent	(a)	(4)	Lowell	MI	208	15,295	—	—	208	15,295	—	15,503	1972	2014	40 years
The Laurels of Mt. Pleasant	(a)	(4)	Mt. Pleasant	MI	444	10,574	—	—	444	10,574	—	11,018	1964	2014	40 years
The Laurels of Sandy Creek	(a)	(4)	Wayland	MI	995	10,560	—	—	995	10,560	—	11,555	1974	2014	40 years
Maplewood of Sandy Creek	(b)	(4)	Wayland	MI	201	2,133	—	—	201	2,133	—	2,334	1974	2014	40 years
Maplewood of Marshall	(b)	(4)	Marshall	MI	160	10,002	—	—	160	10,002	—	10,162	1997	2014	40 years
Maplewood of Mt. Pleasant	(b)	(4)	Mt. Pleasant	MI	168	7,255	—	—	168	7,255	—	7,423	1989	2014	40 years
Ashewood Manor	(a)	(4)	Asheville	NC	233	4,752	—	—	233	4,752	—	4,985	1990	2014	40 years
The Laurels of Chatham	(a)	(4)	Pittsboro	NC	915	12,656	—	—	915	12,656	—	13,571	1991	2014	40 years
The Laurels of Forest Glenn	(a)	(4)	Garner	NC	1,103	11,763	—	—	1,103	11,763	—	12,866	1991	2014	40 years
The Laurels of Green Tree Ridge	(a)	(4)	Asheville	NC	440	12,110	—	—	440	12,110	—	12,550	1990	2014	40 years
The Laurels of Salisbury	(a)	(4)	Salisbury	NC	447	6,411	—	—	447	6,411	—	6,858	1992	2014	40 years
The Laurels of Summit Ridge	(a)	(4)	Asheville	NC	1,192	17,336	—	—	1,192	17,336	—	18,528	1927	2014	40 years
The Laurels of DeKalb	(a)	(4)	Butler	IN	321	7,703	—	—	321	7,703	—	8,024	1973	2014	40 years
The Laurels of Hendersonville	(a)	(4)	Hendersonville	NC	—	—	—	—	—	—	—	—		2014	40 years
The Laurels of Willow Creek	(a)	(4)	Midlothian	VA	—	—	—	—	—	—	—	—		2014	40 years
Westerville Office Building	(j)	(4)	Westerville	OH	1,026	6,712	—	—	1,026	6,712	—	7,738		2014	40 years

Non-Guarantors subtotal					16,081	295,001	13,103	(19,693)	14,630	289,862	—	304,492

Maplewood at Danbury	(b)	(5)	Danbury	CT	1,919	14,081	687	—	1,919	14,768	(1,041)	15,646	1968	2012	40 years

Non-Guarantors, HUD Loan subtotal					1,919	14,081	687	—	1,919	14,768	(1,041)	15,646

					188,103	1,670,094	190,314	(101,749)	180,975	1,765,788	(185,788)	1,760,976

Assets under direct financing leases

Description	Type of Asset	Encum- brances	City	State	Initial Cost to Company			Accretion/ Amortization	Impairment/ Dispositions			Assets Under Direct Financing Leases			Net	Year of Construction	Date Acquired
Fountain Lake	(a)	(2)	Hot Springs	AR	10,419			872	—			$11,291			11,291	2007	2008

					$10,419			$872	$—			$11,291			$11,291

Development Properties

Description	Type of Asset	Encumbrances	City	State	Land	Buildings & Improvements		Improvements / Adjustments	Construction in Progress	Land	Buildings & Improvements		Accumulated Depreciation	Construction in Progress and Land Held for Development	Net	Year of Construction	Date Acquired	Life on Which Depreciation in Statement of Operations Computed
Deseret at Mansfield	(b)	(2)	Mansfield	OH	146	2,686		20	293	146	2,706		(597)	293	2,548	1980	2006	40 years
Care Meridian Escondido	(h)	(2)	Escondido	CA	170	1,139		—	87	170	1,139		(115)	87	1,281	1990	2011	40 years
Care Meridian Fresno-Marks	(h)	(2)	Fresno	CA	270	1,709		—	197	270	1,709		(164)	197	2,012	1990	2011	40 years
Care Meridian Sacramento	(h)	(2)	Elk Grove	CA	220	1,649		—	247	220	1,649		(160)	247	1,956	1992	2011	40 years
Care Meridian Santiago Canyon	(h)	(2)	Silverado	CA	550	1,039		—	110	550	1,040		(114)	109	1,585	1999	2011	40 years
Care Meridian Gilroy	(h)	(2)	Gilroy	CA	1,089	1,759		—	169	1,089	1,761		(168)	167	2,849	2000	2011	40 years
Twinbrook Nursing & Rehab	(a)	(2)	Louisville	KY	880	8,120		—	661	880	8,120		(353)	661	9,308	1960	2013	40 years
Houston Nursing and Rehab	(c)	(2)	Webster	TX	2,110	—		—	256	—	—		—	2,366	2,366		2014	40 years
Maplewood at Brewster	(c)	(2)	Brewster	MA	6,288	—		—	3,798	—	—		—	10,086	10,086		2014	40 years
Maplewood at Mayflower Place	(b)	(2)	West Yarmouth	MA	3,200	32,800		—	2,714	3,200	32,800		(440)	2,714	38,274	1988	2014	40 years
Maplewood at Yarmouth ALZ	(c)	(2)	West Yarmouth	MA	3,784	—		40	80	—	40		—	3,864	3,904		2014	40 years
Maplewood at Cuyahoga Falls	(c)	(4)	Cuyahoga Falls	OH	1,250	—		—	242	—	—		—	1,492	1,492		2014	40 years
Maplewood at Twinsburg	(c)	(4)	Twinsburg	OH	750	—		—	70	—	—		—	820	820		2014	40 years
Maplewood at Norumbega Point	(b)	(2)	Weston	MA	2,800	29,200		—	87	2,800	29,240		(388)	47	31,699	1994	2014	40 years

					$23,507	$80,102	$—	$60	$9,011	$9,325	$80,204		$(2,498)	$23,150	$110,181

										$190,300	$1,845,992	$11,291	$(188,286)	$23,150	$1,882,447

(a)	Skilled Nursing Facilities (SNFs)
(b)	Assisted Living Facilities (ALFs)
(c)	Vacant Land
(d)	Assets relating to corporate office space
(e)	Developmental asset
(f)	Includes six properties all located in Texas
(g)	The aggregate cost for federal income tax purposes of the real estate as of December 31, 2014 is $1.8 billion (unaudited).
(h)	Traumatic Brain Injury Center (TBIs)
(i)	Long Term Acute Care
(j)	Medical Office Building
(k)	Hospital

Encumbrances:	(1)	Issuer
	(2)	Unencumbered guarantors
	(3)	Encumbered guarantors
	(4)	Non guarantors
	(5)	Non guarantor, HUD loan

AVIV REIT, INC.

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	For the Years Ended December 31,
	2014	2013	2012
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$1,310,790	$1,102,832	$919,383
Additions during the period:
Acquisitions	706,970	199,789	184,326
Development of rental properties and capital expenditures	60,535	28,415	42,448
Dispositions:
Sale of assets	(5,221)	(19,746)	(32,208)
Impairment (i)	(2,341)	(500)	(11,117)

Balance at end of period	$2,070,733	$1,310,790	$1,102,832

Accumulated depreciation:
Balance at beginning of period	$147,302	$119,371	$96,796
Additions during the period:
Depreciation expense	43,928	33,144	26,810
Dispositions:
Sale of assets	(2,944)	(5,213)	(4,235)

Balance at end of period	$188,286	$147,302	$119,371

(i)	Represents the write-down of carrying cost and accumulated depreciation on assets where impairment charges were taken.