Form 10-K/A
period 2014-12-31
AVIV REIT, INC.; Aviv Healthcare Properties L.P.
filed 2015-03-30
CIK 1499686, 1519120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 30, 2015, Aviv REIT, Inc. had 48,577,311 shares of common stock outstanding, $0.01 par value per share. As of March 30, 2015, Aviv Healthcare Properties Limited Partnership had 10,176,599 OP units outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the combined Annual Report on Form 10-K filed by Aviv REIT, Inc., or AVIV, and Aviv Healthcare Properties Limited Partnership, or the Partnership, for the fiscal year ended December 31, 2014, originally filed with the SEC on February 26, 2015 (the “Original Filing”). Unless the context requires otherwise or except as otherwise noted, as used herein the words “we,” the “Company,” “us” and “our” refer to AVIV and AVIV’s controlled subsidiaries and the Partnership and the Partnership’s controlled subsidiaries collectively, as the operations of the two aforementioned entities are materially comparable for the periods presented. This Amendment is being filed to amend Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2014. Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 26, 2015.

ii

AVIV REIT, INC. / AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors consists of eleven members. Set forth below are the names, ages, biographical data and certain other information with respect to each member. The Board has identified specific attributes of each director that the Board has determined qualify that person for service on the Board. Our directors hold office until the next annual meeting of our stockholders and until their successors are duly elected and qualify.

Craig M. Bernfield Chairman of the Board Director Since: 2010 Age: 54

Mr. Bernfield is our Chief Executive Officer and has served in such capacity since he co-founded Aviv Healthcare Properties Limited Partnership in 2005. Prior to co-founding our company, Mr. Bernfield was Chief Executive Officer and President of Karell Capital Ventures, Inc. (“KCV”), a predecessor entity of AVIV, which he joined in 1990. Mr. Bernfield has been an investor in the nursing home industry for approximately 20 years and was the co-founder of some of the entities that were combined in 2005. Mr. Bernfield received a J.D. degree from The University of Chicago Law School and a B.S. degree in Finance from the College of Business at the University of Illinois at Urbana-Champaign.

Mr. Bernfield brings extensive business, managerial and leadership experience to our Board. With over 20 years of experience as an investor in the skilled nursing facilities (“SNF”) industry, Mr. Bernfield provides the Board with a vital understanding and appreciation of our business and the industry. His position as co-founder and Chief Executive Officer of our company also makes Mr. Bernfield uniquely qualified to serve as the Chairman of our Board.

Norman R. Bobins Director Director Since: 2013 Age: 72

Mr. Bobins was named Non-Executive Chairman of The PrivateBank and Trust Company, a bank subsidiary of PrivateBancorp, Inc., in July 2008. From May 2007 until October 2007, Mr. Bobins was Chairman of the Board of LaSalle Bank Corporation (“LaSalle”) and thereafter served as Chairman Emeritus until July 2008. From 2003 to 2007, he was President and Chief Executive Officer of LaSalle. From 2006 to 2007, he was President and Chief Executive Officer of ABN AMRO North America. Mr. Bobins also serves on the boards of directors of SIMS Metal Management, AAR Corp., AGL Resources Inc., Transco Inc. and RREEF America REIT II, Inc. In the past five years, Mr. Bobins also served on the board of Hyatt Hotels Corporation and Nicor, Inc.

Mr. Bobins’ years of banking experience, his financial and accounting knowledge and his service as a director of other public companies all qualify him for service on our Board.

Michael W. Dees Director Director Since: 2010 Age: 41

Mr. Dees has been with Goldberg Lindsay & Co., LLC (“Lindsay Goldberg”) since 2004, serving as Principal before becoming Partner in 2009. Previously, he worked at Morgan Stanley in the Mergers and Acquisitions and the Capital Partners groups in New York and in the Real Estate Private Equity group in Tokyo. Mr. Dees currently serves as a director of Bell Nursery Holdings, LLC, Crane & Co., Inc., Odfjell Terminals AS, Weener Plastik GmbH and Value Place Holdings LLC.

Mr. Dees’ experience advising growth-oriented companies and his position with an affiliate of AVIV’s largest stockholder, LG Aviv L.P. (“LG Aviv”), qualify him for service on our Board.

Alan E. Goldberg Director Director Since: 2010 Age: 60

Mr. Goldberg is a Co-Managing Partner of Lindsay Goldberg, which he co-founded in 2001. Previously, he served as Chairman and Chief Executive Officer of Morgan Stanley Private Equity (“Morgan Stanley”) from February 1998 to January 2001. Mr. Goldberg joined Morgan Stanley in 1978. Mr. Goldberg currently serves as a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Brightstar Corp., Petrologistics L.P., Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC, and Pacific Architects and Engineers Incorporated. He also serves as a trustee of Yeshiva University. Mr. Goldberg has previously served as a director of EnergySolutions, Inc. and Smurfit-Stone Container Corporation.

Mr. Goldberg’s years of business, financial, managerial, executive and board experience across a broad spectrum of industries make him a valuable member of our Board. He also indirectly controls (together with Robert D. Lindsay) AVIV’s largest stockholder, LG Aviv.

Susan R. Lichtenstein Director Director Since: 2013 Age: 58	Since May 2010, Ms. Lichtenstein has been Senior Vice President, Corporate Affairs, Chief Legal Officer and Secretary of Hill-Rom Holdings, Inc. (“Hill-Rom”), a leading provider of patient support systems and other medical technical equipment for hospitals and post-acute care settings. Prior to joining Hill-Rom, Ms. Lichtenstein was Senior Vice President and General Counsel of Baxter International Inc. (“Baxter”) since April 2005. Prior to joining Baxter, she served as General Counsel to the governor of Illinois and General Counsel to both Ameritech Corporation and Tellabs, Inc. Ms. Lichtenstein currently serves on the boards of RUSH University Medical Center, the Civic Consulting Alliance of Chicago, Olin-Sang-Ruby Union Institute and the Midwest Region of the Anti-Defamation League. She is a member of The Economic Club of Chicago and The Chicago Network and a steering committee member of the Senior Businesswomen’s Forum. Ms. Lichtenstein’s experience in corporate, government and private law practice as well as in the healthcare industry qualifies her for service on our Board.

Mark B. McClellan, M.D., Ph.D. Director Director Since: 2013 Age: 51

Dr. McClellan is a senior fellow and director of the Initiative on Value and Innovation in Health Care at the Brookings Institution (“Brookings”), which he joined in 2007. Within Brookings, his work focuses on promoting innovation and value in patient-centered health care. He also has a distinguished record in public service and in academic research. Dr. McClellan serves on the Board of Directors of the Reagan-Udall Foundation, chairs the clinician measure partnership of the National Quality Forum, is a member of the Institute of Medicine and chairs the IOM’s Roundtable on Value and Science-Driven Medicine, and is a research associate at the National Bureau of Economic Research. He is a member of the Board of Directors of Johnson & Johnson and of AVIV. He previously served as an administrator of the Centers for Medicare & Medicaid Services from 2004 to 2006 and as commissioner of the Food and Drug Administration from 2002 to 2004. He holds an M.D. from the Harvard-MIT Division of Health Sciences and Technology and a Ph.D. in Economics from MIT.

Dr. McClellan’s years of experience providing practical solutions to achieve high-quality, innovative, affordable health care with particular emphasis on identifying opportunities on the national, state and local levels make him a valuable member of our Board.

Sharon O’Keefe Director Director Since: 2013 Age: 63

Ms. O’Keefe is the President of the University of Chicago Medical Center (“UCMC”), a position she has held since February 2011. Previously, she served as President at Loyola University Medical Center, where she served from 2009 until her appointment at UCMC, and as Chief Operating Officer at Barnes-Jewish Hospital from 2002 until 2009. She currently serves on the National Institutes of Health Advisory board for Clinical Research and Finance Committee, the Illinois Hospital Association Board of Trustees, the University Healthcare Consortium board, the board of CURE: Citizens United for Research in Epilepsy and the board of Vocera Communications.

Ms. O’Keefe’s experience as a nationally recognized authority on hospital operations, health care quality, patient satisfaction and employee engagement qualifies her to serve on our Board.

Mark J. Parrell Director Director Since: 2013 Age: 48	Mr. Parrell is the Executive Vice President and Chief Financial Officer of Equity Residential, a multifamily residential property REIT listed on the New York Stock Exchange (“NYSE”), which is a position he has held since October 2007. From August 2005 until October 2007, Mr. Parrell served as Equity Residential’s Senior Vice President and Treasurer, and from February 2003 to July 2005 he served as First Vice President in the capital markets group. Mr. Parrell currently serves as the Vice Chair of the Finance Committee of the National Multifamily Housing Council and a member of the B.B.A. Advisory Board for the Ross School of Business at the University of Michigan, his alma mater. Mr. Parrell’s experience as an executive of a growth-oriented S&P 500 REIT and U.S. finance background qualify him for service on our Board.

Ben W. Perks Lead Independent Director Director Since: 2013 Age: 73

Mr. Perks was the Executive Vice President and Chief Financial Officer of Navigant Consulting, Inc. (“Navigant”), an NYSE-listed company, from May 2000 until his retirement in August 2007. Prior to joining Navigant, Mr. Perks was with PricewaterhouseCoopers LLP for 32 years, including 22 years as a Partner in the Audit and Financial Advisory Services groups.

Mr. Perks’ years of public company financial and accounting experience qualify him for service on our Board.

James H. Roth Director Director Since: 2013 Age: 57

Mr. Roth has served as Chief Executive Officer of Huron Consulting Group Inc. (“Huron”), a strategy, technology and operations consulting company, since July 2009, was elected to Huron’s board of directors in November 2009, and was appointed as President of Huron in March 2011. Previously, he served as practice group leader of Huron’s Higher Education Consulting practice from the inception of Huron in 2002 until he became CEO. Mr. Roth has more than 30 years of consulting experience working with many of the premier research universities and academic medical centers. Mr. Roth also serves as a director of Shorelight Holdings LLC d/b/a Shorelight Education and AdVenture Interactive Corp. d/b/a PlattForm.

Mr. Roth’s consulting, managerial and executive experience qualifies him to serve on our Board.

J. Russell Triedman Director Director Since: 2010 Age: 45

Mr. Triedman serves as a Partner at Lindsay Goldberg, which he joined in 2001. Previously, he worked as a Principal at Bessemer Holdings from 2000 to 2001. He also worked as a Director at Fox Paine & Company, LLC, a San Francisco-based private equity firm, in the Mergers and Acquisitions and High Yield Finance groups at Cravath, Swaine & Moore LLP and in the private equity group of Brown Brothers Harriman & Co. Mr. Triedman also serves as a director of Continental Energy Systems LLC, Pike Electric Corporation, Pacific Architects and Engineers Incorporated, NuStar Asphalt LLC and Value Place Holdings LLC.

Mr. Triedman’s experience advising growth-oriented companies and his position with an affiliate of AVIV’s largest stockholder, LG Aviv, qualify him for service on our Board.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee is comprised of the following three members: Ben W. Perks (Chair), Norman R. Bobins and Mark J. Parrell. Mr. Perks has been determined by our Board to be an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act. Each Audit Committee member has also been determined to be independent as such term is defined in Rule 10A-3 under the Exchange Act and the New York Stock Exchange Listed Company Manual.

Executive Officers

Set forth below are the names, ages and positions of our executive officers and key employees. These officers are appointed annually by the Board and serve at the Board’s discretion.

Name	Age	Position
Craig M. Bernfield	54	Chairman of the Board and Chief Executive Officer
Steven J. Insoft	51	President and Chief Operating Officer
Mark L. Wetzel	56	Chief Financial Officer and Treasurer
Leticia Chavez	46	Executive Vice President, Administration
Samuel H. Kovitz	51	Executive Vice President, General Counsel and Secretary
Donna M. O’Neill	53	Chief Information and Accounting Officer
Joshua J. Kochek	36	Senior Vice President, Investments
Steven R. Levin	57	Senior Vice President, Real Estate
Jeff C. Marshall	62	Senior Vice President, Asset Management

The following are biographical summaries of the experience of our executive officers and key employees. For information on Mr. Bernfield, please see his biographical summary above provided above under the caption “Board of Directors.”

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

Mark L. Wetzel. Mr. Wetzel is our Chief Financial Officer and Treasurer and has served in such capacity since November 2013. Prior to joining the company, Mr. Wetzel served as Executive Vice President, Chief Financial Officer and Treasurer of DuPont Fabros Technology, Inc., a wholesale data center REIT, from 2008 to 2013, where he was responsible for all matters relating to accounting, corporate finance, capital markets and investor relations. From 2006 to 2007, Mr. Wetzel was the Chief Financial Officer of Vornado Realty Trust’s Merchandise Mart division. From 1994 to 2006, Mr. Wetzel served in various senior executive financial positions with Equity Residential, most recently serving as Senior Vice President and Chief Accounting Officer. Mr. Wetzel received an M.B.A. from Xavier University and a B.S. degree in Accounting from Gannon University. Mr. Wetzel is also a non-practicing Certified Public Accountant.

Leticia Chavez. Ms. Chavez is our Executive Vice President, Administration and has served in such capacity with our Company since its formation in 2005. Prior to that, she was with KCV, the predecessor entity to AVIV, since 1988. Ms Chavez is responsible for administration, human resources and business management. She also has extensive involvement with operator and asset management matters.

Samuel H. Kovitz. Mr. Kovitz is our Executive Vice President, General Counsel and Secretary. Mr. Kovitz has served in such capacity with our Company since its formation in 2005. Prior to that, Mr. Kovitz served as Vice President and General Counsel of KCV, the predecessor entity to AVIV, which he joined in 1996. From 1988 to 1996, he practiced law at Rudnick & Wolfe. Mr. Kovitz received a J.D. degree from Northwestern University and a B.S. degree in Accounting from the College of Business at the University of Illinois at Urbana-Champaign.

Donna M. O’Neill. Ms. O’Neill is our Chief Information and Accounting Officer and has served in such capacity since 2012, previously serving as Senior Vice President, Finance. Prior to joining the company in 2008, Ms. O’Neill served as Vice President Finance and Principal Accounting Officer at Northfield Laboratories, Inc. from 2006 and as its Controller from 2004, where she was responsible for oversight of accounting and financial reporting. Ms. O’Neill received a B.S. degree in Finance and an M.B.A. degree in Management Information Systems from DePaul University.

Joshua J. Kochek. Mr. Kochek is our Senior Vice President, Investments. Prior to joining our Company in 2008, Mr. Kochek served as Vice President of healthcare lending at Bank of America, where he specialized in senior housing and long-term care. Before that, he served in various healthcare lending capacities at LaSalle Bank and GE Healthcare Financial Services. Mr. Kochek received a Bachelor’s degree in Finance from the University of Kentucky.

Steven R. Levin. Mr. Levin is our Senior Vice President, Real Estate. Prior to joining our Company in 2011, Mr. Levin served as the President of Continental Wingate Development Company, where he focused on development and construction activities and concentrated on healthcare and senior housing. Mr. Levin attended the Boston Architectural Center.

Jeff C. Marshall. Mr. Marshall is our Senior Vice President, Asset Management. Prior to joining our Company in 2014, Mr. Marshall served from 1992 to 2013 as President and Chief Executive Officer of Eagle Healthcare, Inc., a privately-held operator of skilled nursing facilities. From 1982 to 1991, Mr. Marshall served in various financial executive positions in the skilled nursing facility industry, including six years with publicly-held Beverly Enterprises, Inc., where he last served as Vice President-Finance. Prior to 1982, Mr. Marshall spent three years in a financial executive position in the real estate industry, following four years with Ernst & Whinney, CPA’s. Mr. Marshall filed for a personal voluntary bankruptcy petition under Chapter 7 in the U.S. Bankruptcy Court in the Western District of Washington in October 2014 as a result of an unsuccessful business venture, which petition was discharged in January 2015. Mr. Marshall received a B.S. in Industrial Engineering from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These persons are also required by SEC rules and regulations to furnish us with copies of these reports. To our knowledge, based solely on review of the copies of such reports furnished to us, or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2014 these persons timely filed all reports they were required to file under Section 16(a), except that we have identified the following:

•	One report on Form 3 of Mr. Marshall that inadvertently was filed late;

•	One report on Form 4 of Mr. Marshall in connection with one issuance of restricted stock units pursuant to an award under the Aviv REIT, Inc. 2003 Long-Term Incentive Plan that inadvertently was filed late; and

•	One report on Form 4 of Philip Kayden in connection with the disposition of restricted stock units in connection with his resignation from his role with the Company that was not filed.

Code of Ethics

We have adopted a code of ethics that applies to every employee, officer and director. A copy of this code of ethics can be found on our website at www.avivreit.com. In the event of any amendment to, or waiver from, the code of ethics, we will publicly disclose the amendment or waiver for senior financial officers by posting the information on our website.

Item 11.	Executive Compensation

Impact of the Merger

The merger agreement provides for the treatment described below of outstanding equity awards, including those grants made in 2014. While the merger will impact outstanding equity awards as described below, the Compensation Discussion and Analysis section of this Form 10-K/A describes the original terms of the 2014 grants, without taking into consideration the impact of the merger as the merger was not consummated as of December 31, 2014.

Under the merger agreement, each option to acquire shares of Aviv common stock, and each restricted stock award relating to Aviv common stock, granted before the merger closing date under Aviv’s equity plans to an employee or a non-employee director, which are referred to herein as “participants,” will remain in effect and will be exercisable for or relate to shares of Omega common stock based on the exchange ratio (with similar adjustment to the exercise price per share of each stock option). Restricted stock awards for any individual who is a non-employee director of Aviv immediately prior to the merger effective time will be 100% vested.

All performance-based restricted stock units relating to Aviv common stock granted before the merger closing date under Aviv’s equity plans to participants will be deemed to be vested and earned as of the merger closing date to the extent the applicable performance goals have been achieved as of (i) December 31, 2014, with respect to awards with performance periods that started before December 31, 2014, or (ii) the merger closing date with respect to awards with performance periods that started on or after December 31, 2014. Each such performance-based restricted stock unit will be payable on the merger closing date in shares of Omega common stock based on the exchange ratio.

All time-based restricted stock units relating to Aviv common stock granted before the merger closing date under Aviv’s equity plans (i) to a participant who ceases to be employed by Aviv as of the merger closing date and is not immediately thereafter employed by Omega will fully vest as of the merger closing date, and (ii) to a participant who Omega continues to employ, will remain in effect provided that such units shall vest 100% if the employment or service of the individual is terminated by Omega without cause before the first anniversary of the closing date. Such time-based restricted stock units will be payable in shares of Omega common stock based on the exchange ratio.

Compensation Discussion and Analysis

The following summary of the compensation arrangements of our named executive officers (defined in 2014 as our Chairman and Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and Treasurer and our two other most highly compensated executive officers as of December 31, 2014) should be read together with the executive compensation tables and related footnote disclosures detailed below.

Compensation Program Objectives

The primary goal of our executive compensation program is to attract, motivate and retain top-caliber talent needed to lead us in achieving business success. Our compensation approach has traditionally been reflective of the operation of our business as a closely held private company and the compensation tools available to us in that structure. Prior to our becoming a public company, the principal owners were solely responsible for setting and adjusting the overall design of our pay programs for the named executive officers. As such, historically, our Chairman and Chief Executive Officer has negotiated executive compensation packages as part of the hiring process and reviewed each executive’s compensation as part of the annual performance review and budgeting process. In conjunction with our initial public offering in March 2013, the Compensation Committee was formed and is now responsible for reviewing and approving the compensation of our named executive officers.

In connection with our initial public offering, our Compensation Committee performed a comprehensive review of our executive compensation program to evaluate whether any modifications to the program were warranted in connection with or following our initial public offering. Based on such review, the committee maintained our compensation philosophy of targeting executive pay to approximate the median of a competitive market, defined by reference to other publicly-traded real estate companies of similar size, and delivering the majority of executive compensation opportunity through performance-based programs designed to provide that our executives earn competitive pay only if our performance warrants such pay.

We believe that our post-offering annual incentive program reflects prevalent practices within our competitive market and provides our named executive officers the opportunity to earn cash incentive awards based on the level of achievement of pre-defined measures of our financial performance that we believe are closely linked to stockholder value. Our named executive officers have the vast majority of their annual incentive opportunity tied to these pre-defined measures. Our Compensation Committee also implemented a long-term incentive program under the Company’s 2013 Long-Term Incentive Plan that provided named executive officers with the opportunity to earn 75% of their annual equity grant based upon our achievement of competitive total shareholder return in comparison to indices of publicly-traded real estate companies over a multi-year performance period. The remaining portion of the 2014 annual equity grants consisted of time-based equity awards, which generally will vest at the end of a three-year vesting period.

In 2014, the Compensation Committee considered the result of the “say-on-pay” vote cast by our stockholders at our 2014 Annual Meeting of Stockholders as it evaluated our executive compensation program. In 2014, approximately 99% of those who voted on the “say-on-pay” proposal approved the compensation of Aviv’s named executive officers, as disclosed in our 2014 proxy statement. The Compensation Committee did not make any changes to our compensation program in response to the 2014 “say-on-pay” vote.

Evolution of Our Compensation Program

Our compensation philosophy is to provide compensation opportunity levels that approximate market median levels and which can only be achieved upon satisfaction of our operating and financial goals and strategic objectives. We have implemented a performance-based compensation program designed to provide that a meaningful level of each executive’s compensation is tied to the achievement of our financial and operating goals.

During 2014, the Compensation Committee retained Pay Governance LLC (the “Consultant”) to assist us in assessing competitive market pay levels and program designs. In establishing compensation opportunity levels for our executive officers for 2014, the Consultant gathered compensation data from a number of sources:

•	proxy data obtained from publicly-traded healthcare industry REITs or real estate companies;

•	proxy data obtained from publicly-traded REITs or real estate companies of similar size to us, as measured by market capitalization; and

•	survey data obtained from the NAREIT Compensation Survey, which includes more than 100 participating companies, which was adjusted to include participants of similar size and/or industry/asset focus to us.

We believe that the peer groups (which we define as publicly-traded REITs and real estate companies of relevant industry and/or size scope) constitute a critical component of the market where we compete for executive talent. At the time of our executive compensation review of 2014 compensation decisions, our two comparator groups consisted of the following organizations:

Publicly-Traded Health Care Industry REITs and Real Estate Companies*

• Healthcare Realty Trust Inc.	• Omega Healthcare Investors Inc.

• Healthcare Trust of America, Inc.	• Sabra Health Care REIT, Inc.

• LTC Properties Inc.	• Senior Housing Properties Trust

• Medical Properties Trust Inc.	• Universal Health Realty Income Trust

• National Health Investors Inc.

*	In addition to these nine companies, we also reviewed pay design practices for three other industry peers, HCP, Inc., Health Care REIT, Inc. and Ventas, Inc., who we viewed as too large to use in direct pay level comparisons.

Publicly-Traded REITs and Real Estate Companies of Similar Size to Us

• Acadia Realty Trust	• Franklin Street Properties Corp.

• Altisource Portfolio Solutions S.A.	• Government Properties Income Trust

• American Assets Trust, Inc.	• Hersha Hospitality Trust

• Anworth Mortgage Asset Corporation	• Lexington Realty Trust

• Capstead Mortgage Corp.	• Pebblebrook Hotel Trust

• Education Realty Trust, Inc.	• Redwood Trust, Inc.

• First Industrial Realty Trust Inc.	• Sovran Self Storage, Inc.

• First Service Corp.	• Strategic Hotels & Resorts, Inc.

2014 Executive Compensation Components

Our 2014 executive compensation program consisted of the following elements, each of which is described in more detail below:

Element	Description	Rationale
Base salary	• Based on position-specific responsibilities and performance • Paid at a rate established at the beginning of each year	• Required to deliver competitive pay and attract and retain required talent

Annual incentive	• Opportunity to earn a percentage of base salary based upon performance against pre-determined company and individual performance objectives (awards to NEOs are based purely on company performance)	• Provide compensation opportunity that encourages strong performance and focuses individuals on key strategic goals related to company performance • Provide competitive earning opportunity

Equity 1. Long-Term Incentive Plan 2. Management Equity Interests in LG Aviv L.P.	• Differentiated equity awards granted based on level of responsibility, seniority and/or ability to influence value creation	• Aligns executives with stockholder value creation • Provides a long-term incentive vehicle to provide additional performance-based pay opportunity • Creates a retention mechanism

Benefits and Perquisites	• Consistent with those offered to all employees	• Executives should not receive preferential perquisite, health or welfare treatment

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

Annual Incentive Awards

For fiscal year 2014, cash awards were eligible to be earned under our annual incentive program. Based on its comprehensive review, the Compensation Committee established target annual incentive opportunities, which considered external benchmarks and best practices, as well as internal considerations. The table below sets forth the annual incentive award opportunity levels for our named executive officers, as a percentage of base salary.

	Threshold	Target	High	Portion of Award Tied to Performance
Craig M. Bernfield(1)	62.5%	125.0%	250.0%	100.0%
Steven J. Insoft(1)	40.0%	80.0%	160.0%	100.0%
Mark L. Wetzel(1)	30.0%	60.0%	120.0%	100.0%
Samuel H. Kovitz(2)	25.0%	50.0%	100.0%	80.0%
Donna M. O’Neill(2)	25.0%	50.0%	100.0%	80.0%

(1)	For Messrs. Bernfield, Insoft and Wetzel, the annual incentive award opportunity was weighted 75% based on AFFO Growth, as defined below, and 25% based on strategic and operational objectives.
(2)	For Mr. Kovtiz and Ms. O’Neill, the annual incentive award opportunity was weighted 50% based on AFFO Growth, 30% based on strategic and operational objectives, and 20% based on individual management objectives.

The following table sets forth the AFFO Growth corporate performance goals and actual results used in determining 2014 annual incentives for the named executive officers:

Performance Goal	Threshold (50%)	Target (100%)	Maximum (200%)	Actual Results	Payout as a % of Award Opportunity
AFFO Growth (1)	$1.87	$1.97	$2.07	$2.10	200%

(1)	Reflects the growth in diluted funds from operations (FFO) per share as defined by NAREIT, adjusted to exclude costs incurred in connection with any equity issuances, the repayment of debt and non-cash interest on the exchangeable debentures, and impairment charges associated with asset values. Target AFFO was based on the Board-approved annual budget.

As noted above, each named executive officer also had a portion of his or her bonus opportunity based on strategic and operational performance objectives, which for 2014 related to coverage, investment and management effectiveness. The Compensation Committee awarded this portion of the annual incentive opportunity at 200% after considering such factors as the Company’s investment and strategic acquisition activity during 2014, stability of EBITDAR coverage during the year, the Company’s April 2014 secondary public offering, the entry into the merger agreement with Omega as well as the Company’s stock price performance. In addition, Mr. Kovtiz and Ms. O’Neill had a portion of their annual incentive award based on individual management objectives relating to teamwork, leadership, and individual contributions. Based on their respective performance, the Compensation Committee awarded this portion of the annual incentive opportunity at 200%.

Equity Awards

Long-Term Incentive Plan

In connection with our initial public offering, we adopted the Aviv REIT, Inc. 2013 Long-Term Incentive Plan to help facilitate implementation of our future compensation programs as a public company. The 2013 Long-Term Incentive Plan was structured with a view to providing our Compensation Committee with flexibility to structure a compensation program that provided a range of potential incentive awards to our named executive officers.

For 2014, the long-term incentive awards for named executive officers consisted of performance-based and time-based RSUs, weighted 75% and 25%, respectively. Under the original terms of the awards, the 2014 performance-based RSUs would vest at the end of 2016 (based on continued employment and TSR performance percentile from the grant date through the end of 2016). Under the terms of the awards, relative performance is measured 50% against companies comprising the NAREIT Equity Index and 50% against the companies comprising the Bloomberg Healthcare REIT Index. Payouts are based on percentile ranking as compared to the comparison group in accordance with the following table:

Company Percentile Rank v. Comparison Group	Percentage of Award Vested
Below 30th percentile	0%
30th – 50th percentiles	50%
50th – 63rd percentiles	100%
63rd – 75th percentiles	150%
75th percentile and above	200%

Under the original terms of awards, the 2014 time-based RSUs will vest if the named executive officer is still employed at the end of 2016.

The following table sets forth the number of time-based RSUs and performance-based RSUs granted to the named executive officers during 2014 pursuant to the long-term incentive program.

Named Executive Officer	Time-Based RSUs	Performance-Based RSUs
Craig M. Bernfield	9,091	24,641
Steven J. Insoft	7,071	19,165
Mark L. Wetzel	7,576	20,534
Samuel H. Kovitz	2,525	6,845
Donna M. O’Neill	2,020	5,475

As discussed above, in connection with the merger, the performance-based RSUs will vest based on performance through December 31, 2014. Our TSR performance percentile during 2013-2014 with respect to the 2013 performance-based RSUs and during 2014 with respect to the 2014 performance-based RSUs was 100% and 99%, respectively. Based on this performance and, assuming the merger is consummated, our 2013 performance-based RSUs and our 2014 performance-based RSUs will vest at 200%.

Management Equity Interests in LG Aviv L.P. In connection with our initial public offering, the holders of option awards under our historic equity incentive plan received a new class of units of LG Aviv L.P., the legal entity through which Lindsay Goldberg holds its interest in Aviv REIT, equal to the number of options held by such persons immediately prior to the consummation of our initial public offering. Under the limited partnership agreement of LG Aviv L.P., the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv L.P. after the consummation of our initial public offering in respect of its shares of our common stock. The distribution amount will be paid ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments will be paid, if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to our stockholders and (ii) three business days following the named executive officer’s termination of employment with us.

OP Unit Awards. Prior to our initial public offering, Mr. Insoft, in recognition of his service to our company, was granted Class D units in our operating partnership. Outstanding Class D units vested in connection with our initial public offering in March 2013 and were converted into OP units of our operating partnership in connection with the reorganization of our operating partnership upon the consummation of our initial public offering. In addition, in connection with Mr. Insoft’s hiring in 2007 and our desire for him to participate in an equity-based arrangement that would align him with investors, Mr. Insoft was granted phantom Class C units in our operating partnership with a value equal to 5% of the Class C units as of any date. All of the phantom Class C units granted vested on or prior to December 31, 2012 and 60% were settled in Class C units. The Class C units were converted into OP units of our operating partnership in connection with the reorganization of our operating partnership upon the consummation of our initial public offering.

Benefits and Perquisites

Each of our named executive officers participates in the retirement and health/welfare benefit plans generally available to all employees. We maintain a 401(k) plan for our eligible employees, including our named executive officers. We have not historically made matching contributions or profit sharing contributions to the 401(k) plan. An employee’s deferrals under our 401(k) plan are 100% vested and nonforfeitable when made to the plan. In 2014, we did not offer any perquisites to our named executive officers.

Stock Ownership Guidelines

Our named executive officers are required to maintain equity ownership of a number of shares with a value equals to a multiple of his or her base salary. Our Chief Executive Officer is required to hold five times his base salary, while each of our other named executive officers is required to hold three times his or her base salary. The executives have five years from our initial public offering in March 2013 to achieve these guidelines.

Policy on Hedging and Pledging of Company Securities

We consider it inappropriate for any director or officer to enter into speculative transactions in our Company’s securities. Therefore, we prohibit the purchase of or sale of puts, calls, options or other derivative instruments related to our Company’s securities or debt. Our policy also prohibits hedging or monetization transactions, such as forward sale contracts, in which the stockholder continues to own the underlying security without all the risks or rewards of ownership. Additionally, directors and officers may not purchase our Company’s securities on margin or borrow against any account in which our securities are held.

Compensation Committee Report

The following is a report by the Compensation Committee regarding our executive officer compensation program.

The Compensation Committee has reviewed and discussed with management the disclosure set forth under the heading “Compensation Discussion and Analysis” above and, based on such review and discussion, the Compensation Committee has recommended to the Board that such “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

COMPENSATION COMMITTEE

James H. Roth (Chairman)
Sharon O’Keefe
J. Russell Triedman

2014 Summary Compensation Table

The following table sets forth the 2014 and, to the extent required by applicable SEC executive compensation disclosure rules, 2013 and 2012 compensation earned by or granted to each of our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
Craig M. Bernfield	2014	$625,000	$0	$900,000	$1,562,500	$2,185,214	$5,272,714
Chairman and Chief	2013	$625,000	$0	$1,368,165	$970,703	$1,129,027	$4,092,895
Executive Officer	2012	$590,000	$0	$325,104	$354,000	$0	$1,269,104

Steven J. Insoft	2014	$395,000	$0	$700,000	$632,000	$1,062,785	$2,789,785
President and Chief	2013	$395,000	$0	$1,083,301	$392,630	$568,027	$2,438,958
Operating Officer	2012	$362,500	$0	$149,763	$117,194	$0	$629,457

Mark L. Wetzel (3)	2014	$345,000	$0	$750,000	$414,000	$19,505	$1,528,505
Chief Financial	2013	$48,433	$249,000	$2,333,024	$0	$0	$2,630,457
Officer and Treasurer

Samuel H. Kovitz	2014	$310,000	$0	$250,000	$310,000	$460,365	$1,330,365
Executive Vice President	2013	$310,000	$0	$379,835	$231,725	$237,855	$1,159,415
and General Counsel	2012	$300,000	$0	$68,761	$83,250	$0	$452,011

Donna M. O’Neill(4)	2014	$248,000	$0	$199,974	$248,000	$230,154	$926,128
Chief Information and	2013	N/A	N/A	N/A	N/A	N/A	N/A
Accounting Officer	2012	N/A	N/A	N/A	N/A	N/A	N/A

(1)	For 2014, the amounts in this column represent equity awards granted under our 2013 Long-Term Incentive Plan. The amounts reported in this column for 2014 are valued based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718, with the values reported for the performance-based RSUs calculated based on the probable satisfaction of the market-based vesting conditions for such awards at the time of grant. The grant date fair value of the performance-based RSUs does not correspond to the actual value that may be recognized by each of the named executive officers with respect to these awards, which may be higher or lower based on a number of factors, including the Company’s performance, the performance of the companies in comparison group, stock price fluctuations and applicable vesting. Under FASB ASC 718, the vesting condition related to the performance-based RSUs granted is considered a market condition and not a performance condition. Accordingly, there is no grant date fair value below or in excess of the amounts reflected in the table above that could be calculated and disclosed based on achievement of market conditions. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating these amounts.
(2)	For 2014, amounts in this column represent distributions received on equity interests in LG Aviv L.P. In addition, amounts represent, for Mr. Insoft, $51,408 in distributions received in 2014 on phantom units of our operating partnership and, for Mr. Wetzel, $19,505 for relocation expenses.
(3)	Mr. Wetzel was hired as Chief Financial Officer and Treasurer of the Company, effective November 12, 2013.
(4)	Ms. O’Neill was not a named executive officer in 2013 or 2012.

2014 Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards(1)			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(2)
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Craig M. Bernfield	—	390,625	781,250	1,562,500	—	—	—	—	—	—	—
	1/24/14(3)	—	—	—	6,033	12,066	24,132	—	—	—	337,485
	1/24/14(4)				6,287	12,575	25,150				337,513
	1/24/14(5)	—	—	—	—	—	—	9,091	—	—	225,002
Steven J. Insoft	—	158,000	316,000	632,000	—	—	—	—	—	—	—
	1/24/14(3)	—	—	—	4,692	9,385	18,770	—	—	—	262,498
	1/24/14(4)				4,890	9,780	19,560				262,495
	1/24/14(5)	—	—	—	—	—	—	7,071	—	—	175,007
Mark L. Wetzel	—	103,500	207,000	414,000	—	—	—	—	—	—	—
	1/24/14(3)	—	—	—	5,027	10,055	20,110	—	—	—	281,238
	1/24/14(4)				5,239	10,479	20,958				281,256
	1/24/14(5)	—	—	—	—	—	—	7,576	—	—	187,506
Samuel H. Kovitz	—	77,500	155,000	310,000	—	—	—	—	—	—	—
	1/24/14(3)	—	—	—	1,676	3,352	6,704	—	—	—	93,755
	1/24/14(4)				1,746	3,493	6,986				93,752
	1/24/14(5)	—	—	—	—	—	—	2,525	—	—	62,493
Donna M. O’Neill	—	62,000	124,000	248,000	—	—	—	—	—	—	—
	1/24/14(3)	—	—	—	1,340	2,681	5,362	—	—	—	74,988
	1/24/14(4)				1,397	2,794	5,588				74,991
	1/24/14(5)	—	—	—	—	—	—	2,020	—	—	49,995

(1)	These amounts represent threshold, target and maximum cash award levels set in 2014 under the Company’s annual incentive plan. The amount actually earned by each Named Executive Officer is reported as Non-Equity Incentive Plan Compensation in the 2014 Summary Compensation Table.
(2)	The amounts reported represent the grant date fair value associated with the grant of these RSU awards, as computed in accordance with FASB ASC Topic 718. See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating these amounts.
(3)	These amounts represent the threshold, target and maximum performance-based RSUs granted under the 2013 Long-Term Incentive Plan. Under the original terms of these awards, these performance-based RSUs are scheduled to vest on December 31, 2016, subject to the achievement of the threshold performance goals relating to the Company’s relative TSR compared to the NAREIT Equity Index over the 2014-2016 performance period. These performance-based RSUs accrue dividends during the performance period. Please see the “Compensation Discussion and Analysis” for further information regarding this award.
(4)	These amounts represent the threshold, target and maximum performance-based RSUs granted under the 2013 Long-Term Incentive Plan. Under the original terms of these awards, these performance-based RSUs are scheduled to vest on December 31, 2016, subject to the achievement of the threshold performance goals relating to the Company’s relative TSR compared to the Bloomberg Healthcare REIT Index over the 2014-2016 performance period. These performance-based RSUs accrue dividends during the performance period. Please see the Compensation Discussion and Analysis for further information regarding this award.
(5)	These amounts represent time-based RSUs granted under the 2013 Long-Term Incentive Plan. For actively employed executives, these time-based RSUs are scheduled to vest December 31, 2016.

2014 Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information concerning unexercised options and outstanding stock awards held by our named executive officers at December 31, 2014. The amounts reported in the table and the footnotes to this table are based on the original terms of the awards and do not reflect any accelerated vesting that will occur in connection with the merger or a subsequent termination of employment. Please see “Impact of the Merger” for a discussion of the impact of the merger agreement on outstanding equity awards.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options- Exercisable	Number of Securities Underlying Unexercised Options- Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested (4)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not yet vested (4)
Craig M. Bernfield	1,660,234	—	$16.56	9/10/2020	—		—	—		—
	36,885	—	$17.96	9/30/2020	—		—	—		—
	35,316	—	$18.62	1/4/2021	—		—	—		—
	89,467	—	$18.87	10/28/2021	—		—	—		—
	608,106	—	$18.87	12/27/2021	—		—	—		—
	179,661	—	$18.65	3/28/2022	—		—	—		—
	151,225	—	$18.65	7/24/2022	—		—	—		—
	—	—	—	—	6,109	(1)	$210,638	—		—
	—	—	—	—	—		—	12,556	(5)	$432,931
					9,567	(2)	$329,870
								25,932	(6)	$894,135
Steven J. Insoft	885,445	—	$16.56	9/10/2020	—		—	—		—
	19,680	—	$17.96	9/30/2020	—		—	—		—
	18,834	—	$18.62	1/4/2021	—		—	—		—
	47,631	—	$18.87	10/28/2021	—		—	—		—
	153,822	—	$18.87	12/27/2021	—		—	—		—
	83,310	—	$18.65	3/28/2022	—		—	—		—
	69,183	—	$18.65	7/24/2022	—		—	—		—
	—	—	—	—	4,749	(1)	$163,746	—		—
	—	—	—	—	—		—	9,762	(5)	$336,594
	—	—	—	—	7,441	(2)	$256,566
	—	—	—	—				20,168	(6)	$695,393
Mark L. Wetzel	—	—	—	—	65,373	(3)	$2,254,061	—		—
	—	—	—	—	7,972	(2)	$274,875
	—	—	—	—				21,609	(6)	$745,078
Samuel H. Kovitz	376,345	—	$16.56	9/10/2020	—		—	—		—
	8,331	—	$17.96	9/30/2020	—		—	—		—
	7,968	—	$18.62	1/4/2021	—		—	—		—
	20,283	—	$18.87	10/28/2021	—		—	—		—
	98,643	—	$18.87	12/27/2021	—		—	—		—
	37,851	—	$18.65	3/28/2022	—		—	—		—
	32,176	—	$18.65	7/24/2022	—		—	—		—
	—	—	—	—	1,700	(1)	$58,616	—		—
	—	—	—	—	—		—	3,482	(5)	$120,059
	—	—	—	—	2,655	(2)	$91,544
								7,202	(6)	$248,325
Donna M. O’Neill	132,813	—	$16.56	9/10/2020	—		—	—		—
	2,957	—	$17.96	9/30/2020	—		—	—		—
	2,716	—	$18.62	1/4/2021	—		—	—		—
	7,243	—	$18.87	10/28/2021	—		—	—		—
	110,174	—	$18.87	12/27/2021	—		—	—		—
	18,834	—	$18.65	3/28/2022	—		—	—		—
	16,117	—	$18.65	7/24/2022	—		—	—		—
	—	—	—	—	1,358	(1)	$46,824	—		—
	—	—	—	—	—		—	2,783	(5)	$95,958
	—	—	—	—	2,125	(2)	$73,270
	—	—	—	—				5,758	(6)	$198,536

(1)	Under the original terms of the awards, these RSUs are scheduled to vest at the end of 2015.

(2)	Under the original terms of the awards, these 2014 RSUs are subject to three year cliff vesting and are scheduled to vest at the end of 2016 if the named executive officer is still employed at the end of 2016.
(3)	Under the original terms of the awards, 14,210 time-based RSUs are scheduled to vest in equal amounts on November 12, 2015 and 2016 and 51,163 time-based RSUs are scheduled to vest in equal amounts on March 1, 2015 and 2016, in each case subject to continued employment through the applicable vesting date.
(4)	The market value of shares or units of stock that have not vested reflects a stock price of $34.48, the closing stock price on December 31, 2014.
(5)	Under the original terms of these awards, these performance-based RSUs are scheduled to vest at the end of 2015 (with vesting based on continued employment and TSR performance from the initial public offering through the end of 2015).
(6)	These 2014 performance-based RSUs are subject to a three year cliff vest and will vest at the end of 2016 (with vesting based on continued employment and TSR performance during the 2014-2016 performance period).

2014 Option Exercises and Stock Vested

Name	Option awards (1)		Stock awards (2)
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Craig M. Bernfield	—	—	32,414	1,117,635
Steven J. Insoft	—	—	25,213	869,344
Mark L. Wetzel	—	—	31,337	850,259
Samuel H. Kovitz	—	—	8,993	310,079
Donna M. O’Neill	—	—	7,190	247,911

Potential Payments Upon Termination of Employment or a Corporate Transaction/Change in Control

Each of our named executive officers serves at the pleasure of our board of directors. The disclosure below describes certain compensation that may become payable to Mr. Wetzel as a result of a qualifying termination of employment, based on his Employment Agreement. In addition, the following disclosure describes the impact of a qualifying termination of employment, a corporate transaction or a change in control under the terms of the equity awards held by each of our named executive officers.

Wetzel Employment Agreement.

In the event of termination by the Company without cause or by Mr. Wetzel for good reason (each as defined in the Employment Agreement), or upon Mr. Wetzel’s death or disability, he will receive accrued and unpaid salary and benefits to which he is entitled and continuation of health insurance coverage for him and/or his family under the Company’s group health plans for one year (valued at $19,200 as of December 31, 2014). In addition, in the event (i) of termination by the Company without cause or by Mr. Wetzel for good reason as of December 31, 2014, he will receive a lump sum severance payment in an amount equal to two times the sum of his annual salary plus the average of his three most recent annual incentive cash payments received from the Company (or, if fewer than three such payments, the highest) ($1,518,000); and (ii) of termination upon Mr. Wetzel’s death or disability, Mr. Wetzel or his beneficiary or estate, as applicable, will receive a pro rated target annual bonus for the year in which the termination occurs ($207,000). In addition, in the event Mr. Wetzel is terminated without cause or due to good reason (as defined in his employment agreement), he would be eligible to receive accelerated vesting of his equity awards. Assuming a December 31, 2014 termination date, Mr. Wetzel would have received accelerated vesting of 94,954 RSUs, or $3,274,014 based on the December 31, 2014 share price of Aviv common stock.

Transition Agreements with Mr. Bernfield and Ms. O’Neill.

In connection with the entry into the merger agreement, effective as of October 31, 2014, Aviv entered into transition agreements with certain individuals, including Mr. Bernfield and Ms. O’Neill, which we refer to as the transition agreements. The transition agreements will become effective upon the completion of the merger. Under the transition agreements, provided that the executives remain employed with Omega or an Omega subsidiary in good standing through the scheduled separation date (as defined below) and Omega or an Omega subsidiary has not terminated the executive’s employment for cause (as defined in the transition agreements), these executives would be entitled to separation payments as follows: Mr. Bernfield, $1,330,667 and Ms. O’Neill, $270,317. The separation payments are payable in a lump sum payment within 60 days following the scheduled separation date, subject to the executive complying with the terms of the transition agreement and the executives’ execution and non-revocation of a general release of claims in favor of Omega and its affiliates. The “scheduled separation date” will occur upon the executive’s termination of employment without cause by Omega on or before the last day of the fifth month following the calendar month in which the completion of the merger occurs.

In addition, subject to the requirements described above, on the scheduled separation date, all Aviv stock options and time-based restricted stock units held by the executive that were granted before the completion of the merger and remain in place after the completion of the merger will immediately vest in full. Under the terms of the transition agreements, time-based RSUs will be settled in cash within 60 days of the scheduled separation date, based on the number of shares of Omega common stock underlying the award and the fair market value of a share of Omega common stock as of the scheduled separation date. For illustrative purposes, assuming the merger was completed as of December 31, 2014 and Mr. Bernfield and Ms. O’Neill experienced a qualifying termination of employment at that time, Mr. Bernfield and Ms. O’Neill would have received a cash payment of $540,509 and $120,094, respectively, in exchange for the cancelation of outstanding time-based RSUs.

Change in Control Agreement with Mr. Kovitz

In connection with the entry into the merger agreement, and contingent upon the completion of the merger, effective October 31, 2014, Aviv entered into change in control severance agreements, which we refer to as the change in control agreements, with certain individuals including Mr. Kovitz. Under the change in control agreements, subject to the completion of the merger, if the executive is terminated by Omega or a subsidiary of Omega without cause (as defined in the change in control agreement) or the executive leaves Omega for good reason (as defined in the change in control agreement), in each case, during the one-year period following the completion of the merger, then the executive will be entitled to a severance payment equal to the sum of (i) the executive officer’s remaining base salary until the expiration of such one-year period, and (ii) a prorated target bonus for the year of termination, payable within 60 days following the date of termination. In addition, subject to the requirements described above, on the termination date, all Aviv stock options and time-based RSUs held by the executive that were granted before the completion of the merger and remained in place after the completion of the merger would immediately vest in full. Under the terms of the change in control agreements, all time-based RSUs would be settled in cash within 60 days of the termination, based on the number of shares of Omega common stock underlying the award and the fair market value of shares of Omega common stock as of the termination date. The executive’s right to benefits under the change in control agreements is contingent upon the execution and non-revocation of a general release in favor of Omega.

For illustrative purposes, assuming the merger was completed as of December 31, 2014 and Mr. Kovitz experienced a qualifying termination of employment at that time, Mr. Kovitz would have received a severance payment of $426,250 and a cash payment of $150,160 in exchange for the cancelation of outstanding time-based RSUs.

Performance-Based RSUs.

In connection with the merger, all performance-based RSUs relating to Aviv common stock granted before the merger closing date under Aviv’s equity plans to participants will be deemed to be vested and earned as of the merger closing date to the extent the applicable performance goals have been achieved as of (i) December 31, 2014, with respect to awards with performance periods that started before December 31, 2014, or (ii) the merger closing date with respect to awards with performance periods that started on or after December 31, 2014. Each such performance-based RSUs will be payable on the merger closing date in shares of Omega common stock based on the exchange ratio. For illustrative purposes, assuming the merger was completed as of December 31, 2014, our named executive officers would have been entitled to receive shares of Omega common stock with an aggregate value as follows: Mr. Bernfield, $2,706,707; Mr. Insoft, $2,104,857; Mr. Wetzel, $1,519,675; Mr. Kovitz, $751,363; and Ms. O’Neill, $600,654.

Relationship between Compensation Policies and Risk Management

We do not believe that there are any risks arising from our compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on us. In addition, we believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. Our Compensation Committee evaluates the relationship between our compensation policies and risk management on an annual basis.

Compensation of Directors

Cash Compensation. Each of our non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) receives an annual cash retainer of $50,000. The director who serves as chair of the Audit Committee receives an additional annual cash retainer of $15,000, and each of the directors who serves as chairs of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual cash retainer of $7,500. We do not provide any per-meeting compensation to any of our directors. All members of our Board are reimbursed for their reasonable costs and expenses incurred in attending our Board meetings.

Equity-Based Compensation. Each of our non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) receives an annual equity grant of unrestricted common stock with a grant date fair value of $65,000. Our Lead Independent Director receives an additional annual equity grant of unrestricted common stock with a grant date fair value of $10,000. The equity awards granted to our directors are made pursuant to our 2013 Long-Term Incentive Plan.

2014 Director Compensation. The following table summarizes the compensation that we paid to our non-employee directors (excluding Messrs. Dees, Goldberg and Triedman) in 2014. Neither Messrs. Dees, Goldberg and Triedman nor Mr. Bernfield, our Chairman and Chief Executive Officer, receive compensation for their services as directors. Information regarding compensation for Mr. Bernfield can be found in the “Executive Compensation” section in this Form 10-K/A.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Norman R. Bobins	$50,000	$65,000	$115,000
Susan R. Lichtenstein	$57,500	$65,000	$122,500
Mark B. McClellan	$50,000	$65,000	$115,000
Sharon O’Keefe	$50,000	$65,000	$115,000
Mark J. Parrell	$50,000	$65,000	$115,000
Ben W. Perks	$65,000	$75,000	$140,000
James H. Roth	$57,500	$65,000	$122,500

(1)	The amounts disclosed in the “Stock Awards” column represent the aggregate grant date fair value of all stock awards granted during 2014 as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (FASB ASC Topic 718). See Note 15 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating the amounts reported for the applicable year.

(2)	Each individual who served as a non-employee director during 2014 had outstanding the following number of shares of common stock and stock options outstanding as of December 31, 2014:

Name	Common Stock	Stock Options
Norman R. Bobins	14,550	28,912
Susan R. Lichtenstein	12,323	—
Mark B. McClellan	12,323	—
Sharon O’Keefe	12,323	—
Mark J. Parrell	12,323	—
Ben W. Perks	15,407	28,912
James H. Roth	12,323	—

Stock Ownership Guidelines

Our Board believes ownership by our directors of a meaningful financial stake in our Company serves to align the interests of our directors with those of our stockholders. Our Corporate Governance Guidelines require that our non-employee directors maintain equity ownership of a number of shares with a value equal to five times his or her base annual cash retainer. The directors have five years from our initial public offering in March 2013 to achieve these guidelines. LG Aviv’s stock ownership will be attributed to Messrs. Dees, Goldberg and Triedman for purposes of these guidelines. Mr. Bernfield is subject to the stock ownership guidelines applicable to our named executive officers, which can be found elsewhere in this Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain ownership information with respect to the common stock of AVIV and the limited partnership units (“OP units”) of the Partnership, which are redeemable for cash or, at our option, shares of common stock of AVIV, in each case as of March 30, 2015, for each of the named executive officers and directors, individually, all executive officers and directors, as a group, and those persons known to us who directly or indirectly own, control or hold with the power to vote 5% or more of our outstanding common stock.

Each person named in the table has sole voting and investment power with respect to all of the shares of common stock and OP units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

	Shares/OP units Beneficially Owned (1)
Name of Beneficial Owner	Number	Percent (2)
Named Executive Officers and Directors:
Craig M. Bernfield (3)	6,283,051	11.5%
Steven J. Insoft (4)	1,475,880	3.0%
Mark L. Wetzel	38,298	*
Samuel H. Kovitz (5)	676,021	*
Donna M. O’Neill (6)	323,505	*
Norman R. Bobins (7)	41,212	*
Michael W. Dees	—	—
Alan E. Goldberg (8)	21,653,813	44.7%
Susan R. Lichtenstein (9)	10,073	*
Mark B. McClellan (9)	10,073	*
Sharon O’Keefe (9)	10,073	*
Mark J. Parrell (9)	10,073	*
Ben W. Perks (7)	42,069	*
James H. Roth (10)	40,114	*
J. Russell Triedman	—	—
All executive officers and directors as a group (19 persons) (11)	31,482,297	65.1%
5% Stockholders:
Craig M. Bernfield (3)	6,283,051	11.5%
LG Aviv L.P. (8)	21,653,813	44.7%
Karkomi Affiliates (12)	5,450,576	8.2%
JPMorgan Chase & Co. (13)	3,701,069	6.3%
The Vanguard Group (14)	3,659,629	6.2%

*	Less than 1%
(1)	In accordance with SEC rules, beneficial ownership includes: (i) all shares the investor actually owns beneficially or of record; (ii) all shares over which the investor has or shares voting or dispositive control; and (iii) all shares the investor has the right to acquire within 60 days (such as upon exercise of options that are currently vested or which are scheduled to vest within 60 days).
(2)	Percentage ownership is determined based on a total of 58,753,910 shares of our common stock and OP units not held by us and outstanding as of March 30, 2015, comprised of 48,577,311 shares of AVIV common stock and 10,176,599 OP units which may be redeemed for cash, at our option, shares of common stock of AVIV. The total number of OP units outstanding (and not held by us) used in calculating this percentage for each individual, entity or for directors and executive officers as a group assumes that none of the OP units (other than the OP units held by such individual, entity or group) are exchanged for shares of our common stock.
(3)

Includes: (i) 199,020 OP units held by CMB Aviv Acquisition, L.L.C., a Delaware limited liability company of which Mr. Bernfield is the sole member and manager; (ii) 3,108,706 OP units held by Craig M. Bernfield C Unit, L.L.C., a Delaware limited liability company of which Mr. Bernfield is a member and the sole manager; (iii) 2,416,969 stock options held by Mr. Bernfield and (iv) 171,962.5 stock options held by each of the Generation Trust f/b/o Jamie Lauren Bernfield c/u Bernfield Exempt Family Trust dated December 20, 2012 and the Generation Trust f/b/o Sari Jessica Bernfield c/u Bernfield Exempt Family Trust dated December 20, 2012, trusts for the benefit of Mr. Bernfield’s children of which Mr. Bernfield’s spouse serves as trustee. A total of 17,851 of the OP units are held by Mr. Bernfield subject to a phantom unit award grant to Mr. Insoft. Mr. Bernfield disclaims beneficial ownership of the securities held by Craig M. Bernfield C Unit, L.L.C. and such trusts except to the extent of his pecuniary interest therein.
(4)	Includes 87,491 OP units and 1,277,905 stock options. All of such OP units are held by Steven J. Insoft Investments, L.L.C., which is 99% owned by Mr. Insoft and 1% owned by his wife, Susan M. Insoft. Such OP units are also pledged as collateral to secure a loan in favor of Mr. Insoft.
(5)	Includes 45,905 OP units and 581,597 stock options. All of such OP units are held by Samuel H. Kovitz Investments, L.L.C., which is 99% owned by Mr. Kovitz and 1% owned by his wife, Kirsten L. Kovitz.
(6)	Includes 8,484 OP units and 290,854 stock options. All of such OP units are held by Donna O’Neill-Mulvihill Investments, L.L.C., which is 99% owned by Ms. O’Neill and 1% owned by her children, Shehan O. Mulvihill and John F. Mulvihill.
(7)	Includes 4,500 shares of restricted stock and 28,912 stock options.
(8)	The reported securities are based solely on information as of December 31, 2013 contained in a Schedule 13G filed by LG Aviv L.P. on February 20, 2014. The Schedule 13G reports that LG Aviv L.P., Alan E. Goldberg and Robert D. Lindsay each has shared voting and dispositive power with respect to 21,653,813 shares. LG Aviv L.P. is the direct owner of the shares. The general partner of LG Aviv L.P. is LG Aviv GP, LLC (the “GP”). Messrs. Goldberg and Lindsay are the executive managers of the GP and, through a series of affiliated investment funds, share ownership and voting control of the GP. By virtue of this relationship, Messrs. Goldberg and Lindsay may be deemed to beneficially own securities held by LG Aviv L.P. Each of Messrs. Goldberg and Lindsay expressly disclaims beneficial ownership of such securities. The address for LG Aviv L.P., Mr. Goldberg and Mr. Lindsay is c/o Goldberg Lindsay & Co., LLC, 630 Fifth Avenue, 30th Floor, New York, New York 10111.
(9)	Includes 4,500 shares of restricted stock.
(10)	Includes 30,041 OP units and 4,500 shares of restricted stock.
(11)	Includes 31,500 shares of restricted stock, 3,541,109 OP units and 5,695,671 stock options.
(12)	The Karkomi Affiliates are stockholders affiliated to Zev Karkomi, one of our co-founders. The reported securities are based solely on information as of December 2, 2013 contained in a certification delivered by the Karkomi Affiliates on December 3, 2013. Reflects (i) 1,151,792 OP units held by the ZK Gift Trust for Susan U/A/D 12/9/91, (ii) 1,096,515 OP units held by the ZK Gift Trust for Vicki U/A/D 12/9/91, (iii) 147,876 OP units held by the SK 2011-C Annuity Trust U/A/D 4/1/2011, (iv) 647,038 OP units held by the ZK Gift Trust for Ari U/A/D 8/31/06, (v) 559,280 OP units held by Progressive Health Care Group Inc., (vi) 114,387 OP units held by the SK 2011-A Annuity Trust U/A/D 4/1/2011 and (vii) 601,154 OP units held by other members of the Karkomi Affiliates. Ari Ryan, who served as a member of our Board of Directors from September 2010 through March 2013, is a member of the Karkomi Affiliates, or a trustee, co-trustee, beneficiary, president, business advisor, stockholder or executor of certain Karkomi Affiliate, as applicable. Leticia Chavez, our Executive Vice President, Administration, is a co-trustee or stockholder of certain Karkomi Affiliates, as applicable. The address of the Karkomi Affiliates is c/o Ari Ryan, 10727 Wilshire Blvd. #2001, Los Angeles, CA 90024.
(13)	The reported securities are based solely on information as of December 31, 2014 contained in a Schedule 13G filed by JPMorgan Chase & Co. on January 23, 2015. JPMorgan Chase & Co. reported sole voting power over 2,143,169 shares, shared voting power over 136,400 shares, sole dispositive power over 3,564,669 shares and shared dispositive power over 136,400 shares. The address of JPMorgan Chase & Co. is 270 Park Ave., New York, NY 10017.
(14)	The reported securities are based solely on information as of December 31, 2014 contained in a Schedule 13G filed by The Vanguard Group on February 10, 2015. The Vanguard Group reported sole voting power over 64,695 shares, shared voting power over 4,900 shares, sole dispositive power over 3,629,534 shares and shared dispositive power over 30,095 shares. The address of the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

Equity Compensation Plan Information

We may issue options to purchase shares of common stock, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units and performance units pursuant to the Aviv REIT, Inc. 2013 Long-Term Incentive Plan. In the past, we have also issued options to purchase shares of common stock under the MIP and have entered into agreements with certain of our employees pursuant to which we have issued OP units and phantom partnership units of our operating partnership. The following table sets forth, as of December 31, 2014, information with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6,003,234	$17.44	1,622,187
Equity compensation plans not approved by security holders (2)	486,280	—	—

Total	6,489,514	$17.44	1,622,187

(1)	Represents 5,695,671 options to purchase common stock issued pursuant to the MIP and 307,563 shares of common stock, shares of restricted stock and restricted stock units issued pursuant to the 2013 Long-Term Incentive Plan. For a description of the material features of the awards made pursuant to the MIP and 2013 Long-Term Incentive Plan, please see Note 15, “Equity Compensation Plan” under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
(2)	Represents 136,597 OP units of our operating partnership issued pursuant to Class D Unit Award Agreements and 35,702 phantom OP units of our operating partnership issued pursuant an Amended and Restated Phantom Partnership Unit Award Agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Related party transactions are transactions in which we are a participant where the amount involved exceeds $120,000, and a member of our Board or nominee, an executive officer or a holder of more than 5% of our voting securities (or an immediate family member of any of the foregoing) has a direct or indirect material interest.

We have adopted a related person transactions policy to address the reporting, review, approval and ratification of related party transactions. Pursuant to the policy, each related person transaction must be approved or ratified by the Audit Committee of the Board or, if the Audit Committee determines that the approval or ratification of such related person transaction should be considered by all of the disinterested members of the Board, by such disinterested members of the Board by the vote of a majority thereof. In considering whether to approve or ratify any related person transaction, the Audit Committee or the disinterested members of the Board, as the case may be, consider all relevant facts, including the size of the transaction and the amount payable to a related person, the nature of the interest of the related person in the transaction, whether the transaction may involve a conflict of interest and whether terms of the transaction are fair to us.

The following is a summary of related person transactions since January 1, 2014, other than compensation arrangements with our directors and executive officers which are described in Item 11 of this Form 10-K/A. The related person transactions listed below were all approved by our Board.

Management Equity Interests in LG Aviv L.P. In connection with the elimination of dividend rights for options issued under our 2010 Management Incentive Plan in March 2013, holders of those options received a new class of units of LG Aviv, the legal entity through which Lindsay Goldberg holds its interest in AVIV, equal to the number of options held by such persons as of such date. Under the limited partnership agreement of LG Aviv, the units are entitled to receive an aggregate distribution amount equal to 14.9% of the dividend distributions declared and received by LG Aviv in respect of its shares of our common stock. The distribution amount will be paid ratably to each holder of such units on the distribution date in the proportion that the total number of units held by such holder bears to the total outstanding units of the same class. Any units payments will be paid if at all, on the earlier of (i) the last day of the calendar quarter in which dividends were paid to our stockholders and (ii) three business days following the named executive officer’s termination of employment with us.

Registration Rights. Lindsay Goldberg, Mr. Bernfield and the Karkomi Affiliates have registration rights with respect to shares of our common stock that may be issued to them in connection with redemption of the OP units held by them. In January 2014, the SEC declared effective a registration statement on Form S-3 that we filed under which the Karkomi Affiliates may sell shares of our common stock that are issued to them in connection with redemption of any of their OP units.

Security Deposit Indemnification Agreements. Prior to 2002, certain of the entities that were combined in connection with the formation of our predecessor partnership distributed security deposits paid by certain of their tenants to the owners of those entities in exchange for an agreement by those owners to repay the amounts distributed if and when the applicable tenant became entitled to a return of the security deposit or the deposit was otherwise applied under the applicable lease. These arrangements were kept in place in connection with the formation of our predecessor partnership. As of December 31, 2014, entities controlled by Mr. Bernfield were obligated to potentially reimburse approximately $292,000 and certain members of the Karkomi Affiliates were obligated to potentially reimburse approximately $1.7 million.

Norflower Acquisition. On April 4, 2014, we entered into an agreement to acquire four facilities, entitlements for an addition to one of the facilities and two parcels of land for a purchase price of approximately $94.3 million. Sidney and Evelyn Insoft, the parents of Steven Insoft, our President and Chief Operating Officer,

jointly hold a 50% equity interest in the sellers of the properties, representing a gross economic interest in the sale of approximately $47.1 million. We believe that the terms of the acquisition were fair and reasonable and reflect terms that we would expect to obtain in an arm’s length transaction for comparable properties.

Director Independence

Our Corporate Governance Guidelines and the NYSE listing standards require that at least a majority of our directors, and all of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, be “independent.” The NYSE standards provide that, to qualify as an “independent” director, in addition to satisfying certain bright-line criteria, the Board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). The Board has affirmatively determined that each of our directors, other than Mr. Bernfield, satisfies the bright-line independence criteria of the NYSE and that none has a relationship with us that would interfere with such person’s ability to exercise independent judgment as a member of the Board. Therefore, we believe that all of these directors, who constitute a majority of the Board, are independent under the NYSE rules. In making its determination that each of our directors other than Mr. Bernfield is independent, our Board considered (i) with respect to the directors affiliated with Lindsay Goldberg, the ownership of our common stock by an affiliate of Lindsay Goldberg and (ii) with respect to Mr. Bobins, (1) the fact that he serves as the non-executive chairman of The PrivateBank and Trust Company, one of the lenders under our revolving credit facility, (2) that, while he was serving as a member of the advisory board of our predecessor, he facilitated the introduction of our company to Lindsay Goldberg for which he received a cash payment from Lindsay Goldberg and a 1% profits interest in LG Aviv, the legal entity through which Lindsay Goldberg holds its interest in AVIV, and (3) the fact that he continues to serve as a consultant to Lindsay Goldberg.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees (1)	$1,118,000	$1,047,000
Audit-related fees (2)	1,995	1,995
Tax fees (3)	652,967	780,198
All other fees	—	—

Total fees	$1,772,962	$1,829,193

(1)	Audit fees represent fees billed or accrued for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. In 2014 fees of $173,000 were incurred for review of our Registration Statement on Form S-3 and the prospectus supplement related to our follow-on equity offering. In 2013, fees of $323,500 were incurred for review of our Registration Statement on Form S-11 related to our initial public offering and fees of $151,000 were incurred for review of our consolidated financial statements included in the offering memorandum related to our private placement of senior unsecured notes and in the Registration Statement on Form S-4 related to a subsequent exchange offering of such notes.
(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In 2014 and 2013, these fees represent subscriptions to accounting and tax information services.
(3)	Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2014 and 2013, these fees represent assistance with the preparation of tax returns and other tax-related services.

Pre-Approval Policies and Procedures

The Audit Committee or one or more of its members pre-approves all audit and non-audit services provided by our independent registered public accounting firm. Requests to provide services requiring pre-approval by the Audit Committee are submitted to the Audit Committee with a description of the services to be provided and an estimate of the fees to be charged in connection with such services. The Audit Committee approved all services to be performed by our independent registered public accounting firm during 2014 and 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements beginning on page F-1 are filed as part of the Original Filing:

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

AVIV REIT, INC.

March 30, 2015	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

AVIV HEALTHCARE PROPERTIES LIMITED PARTNERSHIP

	By:	Aviv REIT, Inc., its general partner

March 30, 2015	By:	/s/ Donna M. O’Neill
	Name:	Donna M. O’Neill
	Title:	Chief Information and Accounting Officer (principal accounting officer)

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated as of November 5, 2014, between Financing VI Healthcare Property, L.L.C. and Diamond Senior Living, LLC, included as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated by reference thereto.

2.2	Agreement and Plan of Merger, dated as of October 30, 2014, among Omega Healthcare Investors, Inc., OHI Healthcare Properties Holdco, Inc., OHI Healthcare Properties Limited Partnership, L.P., Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership, included as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed the SEC on November 5, 2014 and incorporated by reference thereto.

3.1	Articles of Amendment and Restatement of Aviv REIT, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

3.2	Amended and Restated Bylaws of Aviv REIT, Inc., included as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

3.3	Certificate of Limited Partnership of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on July 30, 2010, included as Exhibit 3.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.3.1	Certificate of Merger of Aviv Healthcare Merger Sub LP (now known as Aviv Healthcare Properties Limited Partnership), filed with the Secretary of State of the State of Delaware on September 17, 2010, included as Exhibit 3.3.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

3.4	Second Amended and Restated Agreement of Limited Partnership of Aviv Healthcare Properties Limited Partnership dated March 26, 2013, included as Exhibit 3.3 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

4.1	Indenture, dated as of February 4, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.1	First Supplemental Indenture, dated as of March 22, 2011, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.1 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

4.1.2	Second Supplemental Indenture, dated as of November 1, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference thereto.

4.1.3	Third Supplemental Indenture, dated as of December 29, 2011, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference thereto.

4.1.4	Fourth Supplemental Indenture, dated as of March 28, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.4 to Registrant’s Form S-4 Registration Statement No. 333-180754 and incorporated herein by reference thereto.

4.1.5	Fifth Supplemental Indenture, dated as of November 30, 2012, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1.5 to Registrant’s Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.1.6	Sixth Supplemental Indenture, dated as of May 15, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014.

4.1.7	Seventh Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference thereto.

4.1.8#	Eighth Supplemental Indenture, dated as of December 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Indenture, dated as of October 16, 2013, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, Aviv REIT, Inc. and the other Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the SEC on October 16, 2013 and incorporated herein by reference thereto.

4.2.1	First Supplemental Indenture, dated as of May 15, 2014, among Aviv Healthcare Properties Limited Partnership, Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014 and incorporated herein by reference thereto.

4.2.2	Second Supplemental Indenture, dated as of September 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee, included as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and incorporated by reference thereto.

4.2.3#	Third Supplemental Indenture, dated as of December 30, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as Issuers, the Guarantors named therein, as Guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3	Amended and Restated Registration Rights Agreement, dated as of September 17, 2010, among Aviv REIT, Inc., Aviv Healthcare Merger Sub LP, Aviv Healthcare Properties Limited Partnership, and the Bernfield Investors, the Karkomi Investors and the LG Investors (each as defined therein), included as Exhibit 4.3 to Registrant’s Draft Form S-11 Registration Statement No. 333-185532 and incorporated herein by reference thereto.

4.4	Form of 7 3/4% Senior Notes due 2019 (included in Exhibit 4.1).

4.5	Form of 6% Senior Notes due 2021 (included in Exhibit 4.2).

10.1	Investment Agreement dated March 25, 2013 between Aviv REIT, Inc. and LG Aviv L.P., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2	Credit Agreement dated March 26, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, and the other Borrowers party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2013 and incorporated herein by reference thereto.

10.2.1	First Amendment to Credit Agreement dated April 16, 2013 among Aviv Financing IV, L.L.C., as the Parent Borrower, the other Borrower party thereto, Aviv REIT, Inc., Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Properties Operating Partnership I, L.P., as Guarantors, and the other Guarantors party thereto, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, and the other financial institutions named therein, as Lenders, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2013 and incorporated herein by reference thereto.

10.3	Credit Agreement, dated as of May 14, 2014, among Aviv Healthcare Properties Limited Partnership and Aviv Healthcare Capital Corporation, as borrowers, Aviv REIT, Inc. and the other Guarantors party thereto, as guarantors, the financial institutions party thereto, as lenders, and Bank of America, N.A., as Administrative Agent and a lender, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2014 and incorporated herein by reference thereto.

10.4	Credit Agreement, dated December 17, 2014, among Aviv Financing VI, L.L.C. and Financing VI Healthcare Property, L.L.C., as borrowers, the financial institutions party thereto, as lenders, and General Electric Capital Corporation, as administrative agent and a lender, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2014 and incorporated herein by reference thereto.

10.5†	Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.3 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.5.1†	First Amendment to the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10. 5.2†	Form of Time-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.4 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10. 5.3†	Form of Nonlimited Performance-Based Nonqualified Stock Option Award Agreement under the Aviv REIT, Inc. 2010 Management Incentive Plan, included as Exhibit 10.5 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.6†	Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (Registration No. 333-187500) and incorporated herein by reference thereto.

10.6.1†	Form of Non-Employee Director Restricted Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.17 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.6.2†	Form of Stock Award Agreement under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.18 to Registrant’s Registration Statement on Form S-11 (Registration No. 333-185532) and incorporated herein by reference thereto.

10.6.3†	Form of Restricted Stock Unit Award Agreement for performance-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.6.4†	Form of Restricted Stock Unit Award Agreement for time-based restricted stock units under the Aviv REIT, Inc. 2013 Long-Term Incentive Plan, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2013 and incorporated herein by reference thereto.

10.7†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for new grants), included as Exhibit 10.6 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.8†	Form of Aviv Healthcare Properties Limited Partnership Class D Unit Award Agreement (for replacement grants), included as Exhibit 10.7 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.9†	Amended and Restated Phantom Partnership Unit Award Agreement, dated as of September 17, 2010, among Aviv Asset Management, L.L.C., Steven J. Insoft and Aviv Healthcare Properties Limited Partnership, included as Exhibit 10.8 to Registrant’s Form S-4 Registration Statement No. 333-173824 and incorporated herein by reference thereto.

10.10†	Employment Agreement dated November 8, 2013 between Aviv Asset Management, L.L.C. and Mark L. Wetzel, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2013 and incorporated herein by reference thereto.

10.11†	Separation Agreement and Release dated December 6, 2013 between Aviv Asset Management, L.L.C. and James H. Lyman, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on December 12, 2013 and incorporated herein by reference thereto.

10.12†	Employment Agreement, dated as of October 30, 2014, among Aviv Asset Management, L.L.C., Aviv REIT, Inc. and Steven J. Insoft, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated herein by reference thereto.

10.13†	Transition Agreement, dated as of October 31, 2014, between Aviv REIT, Inc. and Craig M. Bernfield, included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 5, 2014 and incorporated herein by reference thereto.

12.1#	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21.1#	Subsidiaries of Aviv REIT, Inc.

23.1#	Consent of Ernst & Young LLP

31.1#	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3#	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4#	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.5*	Certification of Chief Executive Officer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc. pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.7*	Certification of Chief Executive Officer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8*	Certification of Chief Financial Officer and Treasurer of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Joint Certification of Principal Executive and Financial Officers of Aviv REIT, Inc., in its capacity as the general partner of Aviv Healthcare Properties Limited Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101#	Sections of this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (ii) Consolidated Statements of Operations and Comprehensive Income for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; (iii) Consolidated Statements of Changes in Equity for Aviv REIT, Inc. and Consolidated Statements of Partners’ Capital for Aviv Healthcare Properties Limited Partnership; (iv) Consolidated Statements of Cash Flows for each of Aviv REIT, Inc. and Aviv Healthcare Properties Limited Partnership; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.